Form 10-Q
period 2004-09-30
James River Coal CO
filed 2004-12-14
CIK 1297720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004	Commission File Number ___________

JAMES RIVER COAL COMPANY
(Exact name of registrant as specified in its charter)

Virginia	54-1602012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 E. Byrd Street, Suite 1600 Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (804) 780-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   ☐           NO   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).

YES   ☐           NO   ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES   ☒           NO   ☐

The number of shares of Common Stock of the registrant outstanding as of November 15, 2004 was 14,728,994.

FORM 10-Q INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2004 (Successor) and December 31, 2003 (Predecessor)	3

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2004 (Successor) and September 30, 2003 (Predecessor)	5

	Condensed Consolidated Statements of Operations for the five months ended September 30, 2004 (Successor), the four months ended April 30, 2004 (Predecessor) and the nine months ended September 30, 2003 (Predecessor)	6

	Condensed Consolidated Statements of Change in Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for the five months ended September 30, 2004 (Successor), the four months ended April 30, 2004 (Predecessor) and the year ended December 31, 2003 (Predecessor)	7

	Condensed Consolidated Statements of Cash Flows for the five months ended September 30, 2004 (Successor), the four months ended April 30, 2004 (Predecessor) and the nine months ended September 30, 2003 (Predecessor)	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3	Quantitative and Qualitative Disclosure about Market Risk	33

Item 4.	Controls and Procedures	33

PART II	OTHER INFORMATION

Item 6.	Exhibits	34

	Signatures	35

Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

PART I
FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	Successor	Predecessor

	September 30, 2004	December 31, 2003

Assets (note 1)	(Unaudited)

Current assets:
Cash	$17,314,243	4,889,860
Receivables:
Trade	28,972,974	17,630,894
Other	4,471,491	4,323,962

Total receivables	33,444,465	21,954,856

Inventories:
Coal	4,581,693	3,277,545
Materials and supplies	4,552,852	4,624,368

Total inventories	9,134,545	7,901,913

Prepaid royalties	6,470,888	8,417,179
Other current assets	6,084,285	4,742,159

Total current assets	72,448,426	47,905,967

Property, plant, and equipment, at cost:
Land	2,673,642	6,666,179
Mineral rights	158,317,310	216,336,371
Buildings, machinery and equipment	90,582,757	230,345,517
Mine development costs	2,630,837	11,207,557
Construction-in-progress	4,292,633	997,531

Total property, plant, and equipment	258,497,179	465,553,155
Less accumulated depreciation, depletion, and amortization	13,559,335	208,397,196

Property, plant and equipment, net	244,937,844	257,155,959
Restricted cash (note 1(d))	8,383,156	8,320,633
Other assets	9,173,959	4,905,838

Total assets	$334,943,385	318,288,397

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	Successor	Predecessor

	September 30, 2004	December 31, 2003

Liabilities and Shareholders’ Equity (Deficit)	(Unaudited)

Current liabilities:
Current maturities of long-term debt (note 3)	$1,800,000	-
Current installments of obligations under capital leases	410,588	613,399
Accounts payable	15,580,336	18,565,800
Accrued salaries, wages, and employee benefits	3,488,044	2,275,358
Workers’ compensation benefits	9,500,000	9,000,000
Black lung benenfits	2,500,000	2,200,000
Accrued taxes	5,895,515	3,448,804
Other current liabilities	3,761,610	2,793,540

Total current liabilities	42,936,093	38,896,901

Long-term debt, less current maturities (note 3)	93,200,000	-
Other liabilities:
Noncurrent portion of workers’ compensation benefits	43,887,379	41,781,574
Noncurrent portion of black lung benefits	23,636,131	11,508,341
Pension obligations	16,166,290	14,314,814
Asset retirement obligations (note 7)	15,069,752	13,673,545
Obligations under capital leases, excluding current installments	803,481	1,457,079
Deferred income taxes	27,391,587	-
Other	665,026	661,746

Total other liabilities	127,619,646	83,397,099
Liabilities subject to compromise	-	319,594,962

Total liabilities	263,755,739	441,888,962

Shareholders’ equity (deficit):
Preferred Stock, $1.00 par value. Authorized 10,000,000 shares	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares; (40,000 shares as of December 31, 2003); issued and outstanding 14,728,994 shares (16,890 shares as of December 31, 2003)	147,290	169
Paid-in-capital	67,788,786	226,410
Deferred stock-based compensation	(4,259,582)	-
Retained earnings (accumulated deficit)	7,511,152	(107,989,099)
Subscribed shares	-	(821,229)
Accumulated other comprehensive loss	-	(15,016,816)

Total shareholders’ equity (deficit)	71,187,646	(123,600,565)

Commitments and contingencies (note 5)
Total liabilities and shareholders’ equity (deficit)	$334,943,385	318,288,397

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended 09/30/04	Three Months Ended 09/30/03

Revenues	$89,881,236	79,884,920
Cost of sales:
Cost of coal sold	73,582,204	71,290,882
Depreciation, depletion, and amortization	8,022,741	9,544,442

Total cost of sales	81,604,945	80,835,324

Gross profit (loss)	8,276,291	(950,404)
Selling, general, and administrative expenses	4,841,852	3,700,344

Total operating income (loss)	3,434,439	(4,650,748)

Interest expense (note 3)	2,068,491	320,138
Interest income	(36,836)	-
Miscellaneous income, net	(377,058)	(28,036)

Total other expense, net	1,654,597	292,102

Income (loss) before reorganization items and income tax expense	1,779,842	(4,942,850)
Reorganization items, net (note 6)	-	2,471,400

Income (loss) before income taxes	1,779,842	(7,414,250)
Income tax expense	381,312	-

Net income (loss) attributable to common shareholders	$1,398,530	(7,414,250)

Earnings (loss) per common share, adjusted for split (notes 8 and 11)
Basic earnings (loss) per common share	$0.10	(438.97)

Shares used to calculate basic earnings (loss) per share	13,799,994	16,890

Diluted earnings (loss) per common share	$0.10	(438.97)

Shares used to calculate dilutive earning (loss) per share	14,628,994	16,890

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor	Predecessor	Predecessor

	Five Months Ended 09/30/04	Four Months Ended 04/30/04	Nine Months Ended 09/30/03

Revenues	$154,366,048	113,948,594	235,960,061
Cost of sales:
Cost of coal sold	120,892,056	89,293,722	213,238,696
Depreciation, depletion, and amortization	13,561,116	12,313,798	31,062,116

Total cost of sales	134,453,172	101,607,520	244,300,812

Gross profit (loss)	19,912,876	12,341,074	(8,340,751)
Selling, general, and administrative expenses	7,407,405	5,022,953	15,807,596

Total operating income (loss)	12,505,471	7,318,121	(24,148,347)

Interest expense (note 3)	3,370,548	566,498	18,178,714
Interest income	(50,894)	-	(143,626)
Miscellaneous income, net	(665,813)	(330,063)	(1,077,773)

Total other expense , net	2,653,841	236,435	16,957,315

Income (loss) before reorganization items and income tax expense	9,851,630	7,081,686	(41,105,662)
Reorganization items, net (note 6)	-	(100,907,413)	5,012,028

Income (loss) before income taxes	9,851,630	107,989,099	(46,117,690)
Income tax expense (benefit)	2,108,248	-	(2,890,828)

Net income (loss) before cumulative effect of accounting change	7,743,382	107,989,099	(43,226,862)
Cumlative effect of change in accounting prinicple (note 7)	-	-	(3,044,999)

Net income (loss)	7,743,382	107,989,099	(46,271,861)
Preferred dividends (note 4)	-	-	(340,000)

Net income (loss) attributable to common shareholders	$7,743,382	107,989,099	(46,611,861)

Earnings (loss) per common share, adjusted for split (notes 8 and 11)
Basic earnings (loss) per common share	$0.56	6,393.67	(2,759.73)

Shares used to calculate basic earnings (loss) per share	13,799,994	16,890	16,890

Diluted earnings (loss) per common share	$0.53	6,393.67	(2,759.73)

Shares used to calculate dilutive earnings (loss) per share	14,628,994	16,890	16,890

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’
Equity (Deficit) and Comprehensive Income (Loss)
Four months ended April 30, 2004 (unaudited), five months ended September 30, 2004 (unaudited)
and year ended December 31, 2003

Predecessor Company	Common stock	Paid-in- capital	Deferred stock- based Compensation	Retained earnings (accumulated deficit)	Subscribed shares	Accumulated other comprehensive loss	Total

Balances, December 31, 2002	$169	226,410	-	(47,842,783)	(905,741)	(20,203,806)	(68,725,751)

Net loss	-	-	-	(59,806,316)	-	-	(59,806,316)
Minimum pension liability adjustment	-	-	-	-	-	(1,194,440)	(1,194,440)
Reclassification to interest expense, net of taxes of $2,890,828	-	-	-	-	-	6,381,430	6,381,430

Comprehensive loss							(54,619,326)

Forgiveness of receivable for subscribed shares	-	-	-	-	84,512	-	84,512
Preferred dividends	-	-	-	(340,000)	-	-	(340,000)

Balances, December 31, 2003	169	226,410	-	(107,989,099)	(821,229)	(15,016,816)	(123,600,565)

Net income	-	-	-	107,989,099	-	-	107,989,099
Minimum pension liability adjustment	-	-	-	-	-	(691,879)	(691,879)

Comprehensive income							107,297,220

Application of fresh start accounting (note 2):
Cancellation of Predecessor common stock	(169)	(226,410)	-	-	-	-	(226,579)
Elimination of Predecessor accumulated other comprehensive loss and subscribed shares	-	-	-	-	821,229	15,708,695	16,529,924
Issuance of Successor common stock	138,000	63,153,076	-	-	-	-	63,291,076

Balances, April 30, 2004	138,000	63,153,076	-	-	-	-	63,291,076

Sucessor Company
Net income	-	-	-	7,743,382	-	-	7,743,382
Deferred compensation related to restricted stock awards	9,290	4,635,710	(4,645,000)	-	-	-	-
Cost to register common stock				(232,230)			(232,230)
Amortization of deferred stock-based compensation	-	-	385,418	-	-	-	385,418

Balances, September 30, 2004	$147,290	67,788,786	(4,259,582)	7,511,152	-	-	71,187,646

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor	Predecessor
	Five Months Ended 09/30/04	Four Months Ended 04/30/04	Nine Months Ended 09/30/03
Cash flows from operating activities:
Net income (loss)	$7,743,382	107,989,099	(46,271,861)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, and amortization of property, plant, and equipment	13,561,116	12,313,798	31,261,465
Accretion of asset retirement obligations	502,500	397,272	858,210
Amortization of deferred stock-based compensation	385,418	-	-
Deferred income tax benefit	(197,026)	-	(2,890,828)
Gain (loss) on sale or disposal of property, plant, and equipment	(51,645)	18,964	86,227
Fresh start accounting adjustment	-	(111,532,809)	-
Non-cash reorganization items	-	10,010,000	-
Cumulative effect of accounting change	-	-	3,044,999
Realized loss on termination of interest rate swap agreement	-	-	9,272,258
Unrealized gain on interest rate swap	-	-	(949,469)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	2,393,042	(12,882,651)	(127,150)
(Increase) decrease in inventories	3,874,014	(4,027,646)	(680,550)
(Increase) decrease in prepaid royalties and other current assets	1,131,041	(1,235,876)	2,317,432
(Increase) decrease in other assets	(6,499,930)	131,872	1,795,070
Increase (decrease) in accounts payable	(10,712,664)	(2,921,240)	11,812,354
Increase (decrease) in accrued salaries, wages, and employee benefits	(1,012,769)	1,429,455	(216,932)
Increase (decrease) in accrued taxes	2,504,913	139,391	(10,054)
Increase (decrease) in other current liabilities	(275,671)	1,534,869	6,249,632
Increase in workers’ compensation benefits	1,188,379	1,417,426	4,429,460
(Decrease) in black lung benefits	(635,171)	(547,039)	(187,252)
Increase (decrease) in pension obligations	(1,464,141)	(609,157)	2,652,012
Increase (decrease) in asset retirement obligation	71,322	(108,027)	(282,155)
Increase (decrease) in other liabilities	7,513	(4,233)	(26,355)

Net cash provided by operating activities	12,513,623	1,513,468	22,136,513

Cash flows from investing activities:
Additions to property, plant, and equipment	(13,687,612)	(9,521,404)	(14,901,509)
Proceeds from sale of equipment and property	4,035,038	86,000	10,190
(Increase) decrease in restricted cash	(34,970)	(27,553)	2,297,645

Net cash used in investing activities	(9,687,544)	(9,462,957)	(12,593,674)

Cash flows from financing activities:
Proceeds from borrowings	20,000,000	6,400,000	-
Payments for registration fees	(232,230)	-	-
Principal payments on short-term debt	(6,400,000)	-	(1,940,000)
Principal payments under capital lease obligations	(181,011)	(164,798)	(401,552)
Debt issuance costs	-	(1,874,168)	-

Net cash provided by (used in) financing activities	13,186,759	4,361,034	(2,341,552)

Increase in cash	16,012,838	(3,588,455)	7,201,287
Cash at beginning of period	1,301,405	4,889,860	6,524

Cash at end of period	$17,314,243	1,301,405	7,207,811

See accompanying notes to condensed consolidated financial statement.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies and Other Information

	(a)	General

The interim condensed consolidated financial statements of James River Coal Company and subsidiaries (Company) for the three and five months ended September 30, 2004, the four months ended April 30, 2004, and the three and nine months ended September 30, 2003 presented in this report are unaudited.  All significant intercompany balances and transactions have been eliminated in consolidation.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2003.  The balances presented as of December 31, 2003 are derived from the Company’s audited consolidated financial statements.

On April 21, 2004 the United States Bankruptcy Court for the Middle District of Tennessee confirmed the Company’s Plan of Reorganization (the Plan). The Plan became effective May 6, 2004 (the Effective Date), which is the date on which the Company formally emerged from Chapter 11 of the U.S. Bankruptcy Code (Chapter 11). The Company adopted fresh start accounting in accordance with the American Institute of Certified Public Accountant’s Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7).  As a result, all assets and liabilities were restated to reflect their respective fair values.  Although the Effective Date  of the Plan of Reorganization was May 6, 2004, the consummation of the Plan of Reorganization has been reflected as of April 30, 2004, the end of the Company’s most recent fiscal month prior to the Effective Date.  The consolidated financial statements after emergence are those of a new reporting entity (the Successor) and are not comparable to the financial statements of the pre-emergence Company (the Predecessor).  A black line has been drawn in the financial statements to distinguish Predecessor and Successor financial information.

The Predecessor’s interim condensed consolidated financial statements for the four months ended April 30, 2004 and the three and nine months ended September 30, 2003 have been prepared in accordance with SOP 90-7, which provides guidance for financial reporting by entities that have filed petitions under the Bankruptcy Code.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in order to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  Significant estimates made by management include the valuation allowance for deferred tax assets, accrued reclamation costs and amounts accrued related to the Company’s workers’ compensation, black lung, health claim, and pension obligations.  Actual results could differ from these estimates.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring accruals, which are necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and cash flows for all periods presented.

	(b)	Bankruptcy and Restructuring

On March 25, 2003, the Company filed a voluntary petition for relief under Chapter 11 with the United States Bankruptcy Court for the Middle District of Tennessee. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief were stayed while the Company continued business operations as Debtor-in-Possession. These claims are reflected in the December 31, 2003 balance sheet as Liabilities Subject to Compromise.

The Company proposed a reorganization plan to its creditors, which sets forth in detail the terms on which the Company proposed to reorganize its affairs and emerge from Chapter 11. The creditors voted and accepted the Plan. As part of the Plan, the Company canceled the existing equity securities, extinguished approximately $266 million in debt, accrued interest, and the terminated interest rate swap liability under existing credit facilities in exchange for a restructured term loan of $75 million, which is secured by a second lien on substantially all the Company’s assets, and 13,799,994 shares of new common stock, par value $0.01 per share, which were distributed on a pro-rata basis to the holders of the pre-petition credit facilities.  Pursuant to the Plan, the Company’s unsecured creditors claims were discharged and terminated.

On the Effective Date, the Company entered into a new $50 million loan and security agreement which is comprised of a $20 million term loan and a $30 million revolving credit facility. The loan and security agreement is secured by a first lien on substantially all the Company’s assets. The Company borrowed $20 million under the term loan component to make cash payments to satisfy certain claims, administrative expenses, and retire obligations under the debtor-in-possession credit facility required under the Plan. The remaining $30 million revolving credit facility is available for the Company’s working capital, general, and letter of credit needs, and is subject to customary borrowing conditions.

(c)	Description of Business Organization and Principles of Consolidation

The Company is engaged in the mining, processing, purchasing and selling of coal. Substantially all coal sales and accounts receivable relate to the electric utility and industrial markets.

The consolidated financial statements include the accounts of James River Coal Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(d)	Restricted Cash

As of September 30, 2004 and December 31, 2003, $8,383,156 and $8,320,633, respectively, of the Company’s cash was restricted as to its use. Restrictions were imposed by the Company’s bank relating to a letter of credit issued to one of the Company’s insurers.  See note 5.

(e)	Inventories

Inventories of coal and materials and supplies are stated at the lower of cost or market. Cost is determined using the average cost for coal inventories and the first-in, first-out method for materials and supplies.  Coal inventory costs include labor, supplies, equipment cost, depletion, royalties, black lung tax, reclamation tax and preparation plant cost.  Coal is classified as inventory at the point and time that the coal is extracted and removed from the mine.

(f)	Reclamation Costs

Effective January 1, 2003, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 requires that asset retirement obligations be recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows, in the period in which it is incurred. The estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed is reviewed periodically by the Company’s management and engineers. In estimating future cash flows, the Company considers the estimated current cost of reclamation and applies inflation rates and a third party profit, as necessary. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on behalf of the Company. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Accretion expense is included in cost of produced coal. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is incurred. At September 30, 2004 and December 31, 2003, the Company had accrued $16,119,752 and $14,723,545, respectively, related to estimated mine reclamation costs.

(g)	Workers’ Compensation

The Company is liable for workers’ compensation benefits for traumatic injuries under state workers’ compensation laws in which it has operations. Subsequent to 2001, a portion of its workers’ compensation benefits are payable under a high-deductible, fully-insured workers’ compensation insurance policy. For claims incurred prior to 2002, the Company is self-insured, except for those claims incurred between 1979 and 1982, which are covered by a third party insurance company. Specific excess insurance with independent insurance carriers is in force to cover traumatic claims in excess of the self-insured limits.

The Company accrues for workers’ compensation benefits by recognizing a liability when it is probable that the liability has been incurred and the cost can be reasonably estimated. To assist in the determination of this estimated liability, the Company utilizes the services of third party administrators who develop claim reserves from historical experience. These third parties provide information to independent actuaries, who after review and consultation with the Company with regards to actuarial assumptions, including discount rate, prepare an evaluation of the liabilities for workers’ compensation benefits.

(h)	Black Lung Benefits

The Company is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, and various states’ statutes for the payment of medical and disability benefits to employees and their dependents resulting from occurrences of coal worker’s pneumoconiosis disease (black lung). The Company provides for federal and state black lung claims through a self-insurance program. The Company uses the service cost method to account for its self-insured black lung obligation. The liability measured under the service cost method represents the discounted future estimated cost for former employees either receiving or projected to receive benefits, and the portion of the projected liability relative to prior service for active employees projected to receive benefits.

The periodic expense for black lung claims under the service cost method represents the service cost, which is the portion of the present value of benefits allocated to the current year, interest on the accumulated benefit obligation, and amortization of unrecognized actuarial gains and losses. The Company amortizes unrecognized actuarial gains and losses over the average remaining work life of the workforce.

Annual actuarial studies are prepared by independent actuaries using certain assumptions to determine the liability. The calculation is based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents, and interest rates. These assumptions are derived from actual Company experience and industry sources.

(i)	Revenue Recognition

Revenues include sales to customers of Company-produced coal and coal purchased from third parties. The Company recognizes revenue from the sale of Company-produced coal and coal purchased from third parties at the time delivery occurs and title passes to the customer, which is either upon shipment or upon customer receipt of coal based on contractual terms. Also, the sales price must be determinable and collection reasonably assured.

(j)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Prior to the emergence from bankruptcy and resulting change in stock ownership, the Company had consolidated federal NOL carryforwards of approximately $131 million.  Although the gain on extinguishment of debt is not directly taxable, it reduces certain tax attributes, including NOLs.  As such, the Company expects its NOLs from prior to May 6, 2004 available to offset future taxable earnings to be substantially reduced or eliminated.  The loss of NOLs and the Fresh Start adjustments made to asset carrying values resulted in a net deferred tax liability for the Successor.

(k)	Equity-Based Compensation Plan

Under the 2004 Equity Incentive Plan (the Plan), participants of James River Coal Company and subsidiaries may be granted stock options (qualified and nonqualified), stock appreciation rights (“SARs”), restricted stock, restricted stock units, and performance shares. The total number of shares that may be awarded under the Plan is 1,650,000, and no more than 1,000,000 of the shares reserved under the Plan may be granted in the form of incentive stock options.

Shares awarded or subject to purchase under the Plan that are not delivered or purchased, or revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance under the Plan.  At September 30, 2004, 451,000 shares were available under the Plan for future awards.

Restricted Stock Awards

Pursuant to the Plan certain employees and directors have been awarded restricted common stock with such shares vesting after three or five years, respectively, or earlier under certain conditions.  The related expense is amortized over the vesting period.  Restricted shares subject to continuing vesting requirements are included in diluted shares outstanding.  For the five months ended September 30, 2004, 829,000 shares were awarded at an estimated fair value of $4.59 per share.

Performance Stock Awards

Performance stock awards have been made to certain employees pursuant to the Plan.  The number of shares of common stock to be received under these awards by such employees at the end of the performance period will depend on the attainment of performance objectives based on achieving certain financial results and the successful development of a new mine.  The expected cost of these shares is reflected in income over the performance period.  Since performance-based unvested stock is contingent upon satisfying conditions, those unvested shares are considered to be contingently issuable shares and are not included in the computation of diluted earnings per share.  For the five months ended September 30, 2004, 100,000 shares were awarded at an estimated fair value of $4.59 per share.

Stock Options Awards

There were 270,000 stock options granted during the five months ended September 30, 2004. The estimated fair value at grant dates for options granted during the five months ended September 30, 2004 was less than $.01 per share.  The exercise price ranged from $10.80 to $17.00 per share.

The Company accounts for its equity based compensation plan using the intrinsic value method pursuant to APB Opinion No. 25, Accounting for Stock Issued to Employees.  The Company recognizes deferred compensation on the date of grant if the estimated fair value of the underlying common stock exceeds the exercise price (zero exercise price in the case of an award of restricted common stock).  Accordingly, no compensation cost has been recognized for the granting of stock options to employees because the exercise price was equal to or greater than the estimated fair value of the underlying common stock on the date of grant.  If compensation cost for the equity-based compensation awards had been determined based on the fair value at the grant dates for those awards pursuant to FASB Statement No. 123, Accounting for Stock-Based Compensation, net income, and basic and diluted earnings per common share would not have been affected since the fair value of the options granted was nominal.

(2)	Fresh Start Accounting

The Company implemented fresh start accounting and reporting in accordance with SOP 90-7 on April 30, 2004, the end of the Company’s most recent fiscal month prior to the Effective Date. Fresh start accounting requires that the reorganization value of the reorganized debtors be allocated to their assets in conformity with FASB Statement No. 141, Business Combinations, for transactions reported on the basis of the purchase method.  The enterprise value (value of the net assets and liabilities excluding cash, debt, and capital leases) of the reorganized company was estimated to range from $145 million to $165 million based on a third-party valuation prepared in connection with the bankruptcy proceedings.  For purposes of applying fresh start accounting, an enterprise value for the reorganized company of $155 million was utilized.

The effects of the Plan and the application of fresh-start accounting on the Company’s pre-confirmation consolidated balance sheet include adjustments to record the gain on the debt extinguished under the plan and adjustments to record the assets of the Company at their estimated fair value and the liabilities of the Company at their estimated present values. The reorganization value was derived from the enterprise value for the reorganized company as follows: (in thousands)

Estimated enterprise value of the reorganized company	$155,000
Borrowings under credit facility	(6,400)
Capital leases assumed	(1,396)
Cash balance excluded from enterprise value	1,301
Administrative claims payable excluded from enterprise value	(10,214)

138,291
Less: new secured debt issued to extinguish prepetition debt	75,000

Fair value of common shares issued to extinguish prepetition debt	$63,291

James River Coal Company
Reorganized Condensed Consolidated Balance Sheet
As of April 30, 2004
(in thousands)
(Unaudited)

	Predecessor Company 4/30/04	Fresh Start Adjustments				Successor Company 4/30/04

Assets		Debt Extinguishment		Reorganization Adjustments

Cash	$1,301	-		-		1,301
Receivables	35,838	-		-		35,838
Inventories	11,930	-		1,079	(2)	13,009
Prepaid royalties	9,932	-		(362	) (2)	9,570
Other current assets	4,463	-		(347	) (2)	4,116

Total current assets	63,464	-		370		63,834

Land and mineral rights	223,004	-		(57,567	) (2)	165,437
Buildings, machinery, and equipment	236,901	-		(155,050	) (2)	81,851
Mine development costs	12,984	-		(12,984	) (2)	-
Construction-in-progress	974	-		-		974

	473,863	-		(225,601)		248,262
Less accumulated depreciation, depletion, and amortization	219,604	-		(219,604	) (2)	-

Net property, plant, and equipment	254,259	-		(5,997)		248,262

Restricted cash	8,348	-		-		8,348
Other long-term assets	6,518	(3,110	) (1)	(734	) (2)	2,674

Total assets	$332,589	(3,110)		(6,361)		323,118

James River Coal Company
Reorganized Condensed Consolidated Balance Sheet
As of April 30, 2004
(in thousands)
(Unaudited)

	Predecessor Company 4/30/04	Fresh Start Adjustments				Successor Company 4/30/04

Liabilities and Shareholders’ Equity (Deficit)		Debt Extinguishment		Reorganization Adjustments

Borrowings under DIP credit agreement	$6,400	-		-		6,400
Current installments of obligations under capital leases	749	-		(272	) (3)	477
Accounts payable	26,293	-		-		26,293
Accrued salaries, wages and employee benefits	4,501	-		-		4,501
Workers’ compensation benefits	9,500	-		-		9,500
Black lung benefits	2,500	-		-		2,500
Accrued taxes	3,588	-		-		3,588
Other current liabilities	4,037	-		-		4,037

Total current liabilities	57,568	-		(272)		57,296

Long term debt	-	75,000	(1)	-		75,000

Noncurrent portion of workers’ compensation benefits	42,699	-		-		42,699
Noncurrent portion of black lung benefits	10,661	-		13,610	(4)	24,271
Pension obligations	14,267	-		3,363	(5)	17,630
Asset retirement obligations	13,963	-		-		13,963
Obligations under capital leases, excluding current installments	1,159	-		(240	) (3)	919
Deferred income taxes	-	-		27,391	(6)	27,391
Other long term liabilities	658	-		-		658

Total other liabilities	83,407	-		44,124		127,531

Liabilities subject to compromise	319,451	(319,451	) (1)	-		-

Total liabilities	460,426	(244,451)		43,852		259,827

Common stock	-	138	(1)	-		138
Paid-in-capital	226	63,153	(1)	(226	) (7)	63,153
Retained earnings (accumulated deficit)	(111,533)	178,050	(1)	(66,517	) (7)	-
Subscribed shares	(821)	-		821	(7)	-
Accumulated other comprehensive income (loss)	(15,709)	-		15,709	(7)	-

Total shareholders’ equity (deficit)	(127,837)	241,341		(50,213)		63,291

Total liabilities and shareholders’ equity	$332,589	(3,110)		(6,361)		323,118

The following is a description of the fresh start adjustments for debt extinguishment and reorganization adjustments:

Extinguishment of Debt

(1) Liabilities subject to compromise that were extinguished in bankruptcy consist of (amounts in thousands):

Pre-petition bank loan agreement	$207,807
Pre-petition senior note	37,953
Accrued and unpaid interest	12,234
Terminated interest rate swap	8,434

Total secured	266,428

Promissory notes	5,176
Redeemable preferred stock	8,500
Accounts payable and other	39,347

Total unsecured	53,023

Total liabilities subject to compromise	$319,451

The Company issued new common shares, new secured debt, and transferred its interest in specified life insurance policies held in a rabbi trust to the creditors in full satisfaction of pre-petition claims.  The gain on extinguishment of pre-petition claims is calculated as follows (amounts in thousands):

Liabilities subject to compromise	$319,451
Less: Assets of rabbi trust transferred to creditors	(3,110)
Less: New secured debt issued in exchange for pre-petition debt	(75,000)
Less: Fair value of common shares issued	(63,291)

Gain on extinguishment of pre-petition claims	$178,050

Reorganization Adjustments

(2)

In connection with the application of fresh start accounting, the Company made adjustments aggregating approximately $6.3 million to record its identifiable assets at fair value as follows: (amounts in thousands):

Increase/(Decrease)

Coal inventories	$1,079
Prepaid royalties	(362)
Other current assets	(347)
Land and mineral rights	(57,567)
Buildings, machinery and equipment	(155,050)
Mine development costs	(12,984)
Less accumulated depreciation, depletion, and amortization	219,604
Other long-term assets	(734)

Total fair value adjustments to identifiable assets	$(6,361)

(3)	Contractual terms of certain capital lease agreements were renegotiated during bankruptcy. Obligations under capital leases have been adjusted to reflect the revised terms.

(4)	The liability for black lung benefits has been adjusted to reflect the total discounted benefit obligation.

(5)	The pension liability has been adjusted to reflect the total discounted projected benefit obligation of the plan.

(6)	Deferred income taxes have been adjusted to reflect differences in the book and tax basis of the revalued assets and liabilities of the Company after application of fresh start accounting.

(7)	The equity of the predecessor company, including subscribed shares and accumulated other comprehensive loss, has been eliminated in fresh start accounting.

(3)	Long Term Debt, DIP Financing, and Interest Expense

                Long-term debt at September 30, 2004 is as follows:

September 30, 2004

Senior secured credit facility:
Term loan component	$20,000,000
Revolver component	-

Term credit facility	75,000,000

Total long-term debt	95,000,000

Less amounts classified as current	1,800,000

Total long-term debt, less current maturities	$93,200,000

(a)	Senior Secured Credit Facility

Effective May 6, 2004, the Company closed a $50 million senior secured credit facility with Wells Fargo Foothill, Inc. (the Senior Secured Credit Facility).  This facility was used to repay outstanding amounts and replace letters of credit previously issued under the $20 million debtor-in-possession facility as discussed in note (c), to pay expenses associated with the exit from bankruptcy and to provide liquidity for general corporate purposes.  The Senior Secured Credit Facility is comprised of a $30 million revolver component and a $20 million term component.  The term loan was fully funded at closing.  Borrowings under the revolver component bear interest at LIBOR + 2.5% or the Base Rate (as defined in the credit agreement) + 1.0%.  Borrowings under the term component bear interest at LIBOR + 5.25% or the Base Rate + 3.85%.  The term of the Senior Secured Credit Facility is five years.  Principal payments on the term component of $900,000 per quarter commence on April 1, 2005 and continue through April 1, 2009, with the remaining principal balance due on May 6, 2009.  Interest is payable in arrears, on the first day of each month on  Base Rate borrowings while interest on LIBOR Rate borrowings is due on the last day of the LIBOR interest period.  Advances under the Senior Secured Credit Facility are secured by a first priority lien on substantially all of the Company’s assets, and, except for the Term Credit Facility, the Company may not incur additional debt on the assets securing the Revolving Credit Facility.  Advances under the revolver component may not exceed a borrowing base calculation derived as a percentage of eligible assets.  The Senior Secured Credit Facility can be terminated with 90 days written notice by paying all outstanding principal, interest and making any prepayment premium payments due.  The $30 million revolver component has a prepayment premium of 2.5% of the total revolver commitment for the first year, declining to 2.0% for the second year, 1.5% for the third year and 0.5% for the fourth year.  There is not a prepayment premium for the fifth year of the revolver component of the Senior Secured Credit Facility.  The $20 million term loan component has a prepayment premium of $200,000 (1.0%) if paid prior to April 30, 2007.  There is no prepayment premium after April 30, 2007 for the term loan component.

(b)	Term Credit Facility

The Company also entered into a $75 million term credit facility with the Company’s pre-petition secured lenders (the Term Credit Facility) in partial satisfaction of its prepetition obligations, pursuant to the Plan of Reorganization.  The term of the Term Credit Facility is seven years, and the repayment of the Term Credit Facility is secured by a second priority lien on substantially all of the Company’s assets.  Except for the Senior Secured Credit Facility, the Company may not incur additional debt on the assets securing the Term Credit Facility.  In addition, the Company may not incur any unsecured debt (other than normal trade payables) and may not incur more than $5 million of recourse debt (including the Senior Secured Credit Facility and the Term Credit Facility).  There is no scheduled amortization of this facility for the first two years.  The notes are payable over seven years with principal repayments of $1.5 million per quarter beginning June 30, 2006 and increasing to $2.5 million per quarter beginning June 30, 2008.  All remaining principal and interest is due May 6, 2011.  Borrowings under the Term Credit Facility may be prepaid without penalty.

	(c)	Debtor-In-Possession Financing

On March 27, 2003, the Company entered into a Secured Super-Priority Debtor-In-Possession Revolving Credit Agreement (DIP Credit Agreement) with the lenders who are the parties to the Prepetition Credit Agreement. The DIP Credit Agreement provided, among other things, for a secured $20 million revolving credit facility, a $5 million swing loan facility and a $17 million letter of credit facility. The combination of amounts drawn under the revolving credit, swing loan, and letter of credit facility could not exceed $20 million.

Amounts borrowed under the DIP Credit Agreement bore interest at a floating rate (based on the prime rate or the Federal Funds Rate), plus a margin of 2.5%. As security for the DIP Credit Agreement obligation the Company granted the lenders’ liens on all presently owned or hereafter acquired property and assets.

The DIP Credit Agreement contained financial covenants requiring the Company to act in accordance with a budget, maintain minimum levels of earnings before interest, taxes, depreciation, depletion, amortization and other noncash charges and nonrecurring expenses and limit ordinary operating disbursements. As of May 6, 2004, the Company had drawn $6,400,000 under the DIP Credit Agreement. There were no amounts outstanding under the DIP Credit Agreement as of December 31, 2003. There were $13,507,500 and $11,007,500 of letters of credit outstanding as of May 6, 2004 and December 31, 2003, respectively.  The Company was charged a fee of 3% annually on letters of credits outstanding.

All outstanding amounts on the DIP Credit Agreement were repaid upon emergence from bankruptcy on May 6, 2004.

	(d)	Interest Expense

Until the date of filing of bankruptcy, the Company accrued interest. The Company determined that there was insufficient collateral to cover the interest portion of the scheduled payments on its prepetition debt obligations. As of the bankruptcy date the Company ceased accruing interest on all the prepetition secured debt obligations. If such interest had continued to be accrued, interest expense would have been approximately $3.8 million, $5.4 million and $10.8 million higher than reported for the four months ended April 30, 2004, the three months ended September 30, 2003 and the nine months ended September 30, 2003, respectively. During the four months ended April 30, 2004, the Company paid $265,505 in interest.  During the five months ended September 30, 2004, the Company paid $3,087,962 in interest.

At December 31, 2002, the Company was a party to interest rate swap agreements with a notional amount of $100,000,000, which required the Company to make fixed-rate interest payments in exchange for floating rate interest payments related to the Company’s Bank Loan Agreement. During the first quarter of 2003, the derivative instrument was terminated due to an event of default, and the balance due at the date of termination, approximately $8,434,000, is included in Liabilities Subject to Compromise as of December 31, 2003.

(4)	Equity

	(a)	Preferred Stock and Shareholder Rights Agreement

The Company has authorized 10,000,000 shares of preferred stock, $1.00 par value, the rights and preferences of which are established by the Board of the Directors.  The Company has reserved 500,000 of these shares as Series A Preferred Stock for issuance under a shareholder rights agreement (the “Rights Agreement”)

On May 25, 2004, the Company’s shareholders approved the Rights Agreement and declared a dividend of one preferred share purchase right (“Right”) for each two shares of common stock outstanding.  Each Right entitles the registered holder to purchase from the Company one one-hundredth (1/100) of a share of our Series A Participating Cumulative Preferred Stock, par value $1.00 per share, at a price of $200 per one one-hundredth of a Series A preferred share.  The Rights are not exercisable until a person or group of affiliated or associated persons (an “Acquiring Person”) have acquired or announced the intention to acquire 15% or more of the Company’s outstanding common stock.

In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of the Company’s consolidated assets or earning power is sold after a person or group has become an Acquiring Person, each holder of a Right, other than the Acquiring Person (whose Rights will become void), will receive, upon the exercise of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.  In the event that any person becomes an Acquiring Person, each Right holder, other than the Acquiring Person (whose Rights will become void), will have the right to receive upon exercise that number of shares of common stock having a market value of two times the exercise price of the Right.

The rights will expire May 25, 2014, unless that expiration date is extended. The Board of Directors may redeem the Rights at a price of $0.001 per Right at any time prior to the time that a person or group becomes an Acquiring Person.

(b) Redeemable Preferred Stock (Predecessor Company)

The Company had 8,500 shares of Class C, nonvoting, mandatorily redeemable preferred stock outstanding. The preferred shares had a par value of $1,000 per share and a dividend rate of 8%.  The amount owed was included in Liabilities Subject to Compromise at December 31, 2003.

On July 1, 2003, the Company adopted Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which required that dividends on redeemable preferred stock be reported as a financing cost in our statement of operations. Accordingly, preferred dividends of $226,667 for the four months ended April 30, 2004 and $170,000 for both the three and nine months ended September 30, 2003, are included in interest expense in the condensed consolidated statements of operations.

The preferred stock was cancelled on May 6, 2004 in accordance with the terms of the Plan of Reorganization.

(5)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $30.5 million as of September 30, 2004 to guarantee performance under certain contractual arrangements.  The Company has letters of credit totaling $7.8 million that are collateralized by restricted cash (see note 1(d)).  The remaining letters of credit totaling $22.7 million were issued under the Senior Secured Credit Facility and reduce the Company’s availability under the $30 million revolver component.  The Company is charged a fee of 2.5% annually on letters of credit outstanding.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(6)	Reorganization Items, Net

Reorganization items, net, consists of the following:

	Predecessor Company Four Months Ended 4/30/04	Predecessor Company Three Months Ended 9/30/03	Predecessor Company Nine Months Ended 9/30/03

Professional fees and administrative expenses	$10,684,816	2,492,185	5,053,598
Interest income	(59,420)	(20,785)	(41,570)
Gain on extinguishment of debt and fresh start accounting adjustments	(111,532,809)	-	-

	$(100,907,413)	2,471,400	5,012,028

(7)	Cumulative Effect of Accounting Change for Reclamation Liabilities

Effective January 1, 2003 the Company changed its method of accounting for reclamation liabilities in accordance with the provisions of Statement No. 143. As a result of adoption of Statement No. 143, the Company recognized an increase in total reclamation liability of $6,849,446. The Company recorded the related capitalized asset retirement costs by increasing property, plant and equipment, net of accumulated depreciation, by $3,804,447.  The cumulative effect of the change on prior years resulted in a charge to operations of $3,044,999 in the nine months ended September 30, 2004.

(8)	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period, excluding restricted common stock subject to continuing vesting requirements.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period and, when dilutive, potential common shares from the exercise of stock options and restricted common stock subject to continuing vesting requirements, pursuant to the treasury stock method.

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings (loss) per share:

	Successor Company Three Months Ended 9/30/04	Predecessor Company Three Months Ended 9/30/03

Weighted average number of common shares outstanding:
Basic	13,799,994	16,890
Effect of dilutive instruments	829,000	-

Diluted	14,628,994	16,890

	Successor Company Five Months Ended 9/30/04	Predecessor Company Four Months Ended 4/30/04	Predecessor Company Nine Months Ended 9/30/03

Weighted average number of common shares outstanding:
Basic	13,799,994	16,890	16,890
Effect of dilutive instruments	829,000	-	-

Diluted	14,628,994	16,890	16,890

On May 6, 2004 the Company emerged from bankruptcy under a joint plan of reorganization.  On that date the Company cancelled all existing equity securities and issued 13,799,994 shares of new common stock, which were distributed pro-rata to the pre-petition secured creditors.

(9)	Pension Expense

The components of net periodic benefit cost are as follows:

	Successor Company Five Months Ended 9/30/04	Predecessor Company Four Months Ended 4/30/04	Predecessor Company Nine Months Ended 9/30/03

Service cost	$764,220	611,379	1,322,874
Interest cost	1,224,270	964,810	2,030,372
Expected return on plan assets	(1,075,925)	(810,807)	(1,569,357)
Amortization of prior service cost	—	130,105	632,109
Recognized actuarial loss	—	339,612	884,049

Net periodic benefit cost	$912,565	1,235,099	3,300,047

	Successor Company Three Months Ended 9/30/04	Predecessor Company Three Months Ended 9/30/03

Service cost	$458,352	440,958
Interest cost	734,564	676,790
Expected return on plan assets	(645,384)	(523,119)
Amortization of prior service cost	—	210,703
Recognized actuarial loss	—	294,683

Net periodic benefit cost	$547,532	1,100,015

(10)	Pneumoconiosis (Black Lung) Benefits

The expense for black lung benefits consists of the following:

	Successor Company Five Months Ended 9/30/04	Predecessor Company Four Months Ended 4/30/04	Predecessor Company Nine Months Ended 9/30/03

Service cost	$123,874	98,957	262,201
Interest cost	319,869	253,999	907,359
Unamortized loss	—	262,734	4,710,850

Total Black Lung expense	$443,743	615,690	5,880,410

	Successor Company Three Months Ended 9/30/04	Predecessor Company Three Months Ended 9/30/03

Service cost	$74,320	87,400
Interest cost	188,349	302,453
Unamortized loss	—	1,567,283

Total Black Lung expense	$262,669	1,957,136

(11)	Subsequent Event

On September 30, 2004, the Board of Directors approved a two-for-one stock split of the Company’s common stock.  The stock split was payable in the form of a stock dividend and entitled each shareholder of record at the close of business on October 22, 2004 to receive one share of common stock for every outstanding share of common stock held on that date.  The 100% stock dividend will be distributed on or about November 5, 2004.  The capital stock accounts, all share data and earnings per share in this report give effect to the stock split, applied retroactively, to all periods presented for the Successor Company.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes contained herein.

Overview

We mine, process and sell bituminous, low sulfur, steam- and industrial-grade coal primarily to electric utility companies and industrial companies.  Our mining operations are managed through five operating subsidiaries (mining complexes) located throughout eastern Kentucky.  We operate a total of 14 underground mines as “Company” mines using our own employees.  We have rights to another six mines, on land owned or leased by us, that are typically mined by independent contract mine operators – four of which are underground mines and two of which are surface mines.  We also operate seven preparation plants, five of which have integrated rail loadout facilities and two of which use a common loadout facility at a separate location.

For the nine months ended 2004, we generated approximately 70% of our revenues from several long-term contracts with electrical utilities, including 28% derived from our largest customer, Georgia Power Company.  Of the remaining revenues, 28% were generated by industrial accounts and 2% were generated from fees from the handling and marketing of coal-based synfuel product.  Demand for coal has increased significantly in 2004 due to a combination of conditions in the U.S. and worldwide that caused a shortage of certain grades of coal.  Consequently, prices for the grades of coal we sell have risen significantly since mid-2003.  Due to the fixed prices in the contractual commitments with utility customers that we renegotiated during the bankruptcy, we will see only a limited benefit from the current market environment in 2004.

As compared to the prior year, we experienced a significant increase in mining costs during the first nine months of 2004.  The increased costs were primarily due to higher royalties and severance taxes, lower operating productivity from our deep mines and an increase in roof support costs due to an increase in steel costs.    As we continue to advance deeper into our mine seams, we incur added expense for increased travel time to our mine faces, and we must hire additional personnel to maintain longer belt structures.   We are focused on reducing our operating costs at each mine and improving miner productivity.  The steps that we have taken to address these issues include hiring additional management and employees to better manage workers compensation and other benefit programs.  We are also investigating steps to reduce the travel time for our miners by installing new entries closer to current mining areas.

Reserves

Marshall Miller & Associates, Inc. (“MM&A”) prepared a detailed study of our reserves as of March 31, 2004 based on all of our geologic information, including our updated drilling and mining data.  The coal reserve study conducted by MM&A was planned and performed to obtain reasonable assurance of our subject demonstrated reserves.  In connection with the study, MM&A prepared reserve maps and had certified professional geologists develop estimates based on data supplied by us and using standards accepted by government and industry.  MM&A completed their report in June 2004.

Reserves for these purposes are defined by SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  The reserve estimates were prepared using industry-standard methodology to provide reasonable assurance that the reserves are recoverable, considering technical, economic and legal limitations.  Although MM&A has reviewed our reserves and found them to be reasonable (notwithstanding unforeseen geological, market, labor or regulatory issues that may affect the operations), by assignment, MM&A has not performed an economic feasibility study for our reserves.  In accordance with standard industry practice, we have performed our own economic feasibility analysis for our assigned reserves.  It is not generally considered to be practical, however, nor is it standard industry practice, to perform a feasibility study for a company’s entire reserve portfolio.  In addition, MM&A did not independently verify our control of our properties, and has relied solely on property information supplied by us.  Reserve acreage, average seam thickness, average seam density and average mine and wash recovery percentages were verified by MM&A to prepare a reserve tonnage estimate for each reserve.  There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves as discussed in “Critical Accounting Estimates – Coal Reserves”.

Based on the MM&A reserve study and the foregoing assumptions and qualifications, and after giving effect to our operations from March 31, 2004 through September 30, 2004, we estimate that, as of September 30, 2004, we controlled approximately 205 million tons of proven and probable coal reserves.  The following table provides additional information regarding changes to our reserves since March 31, 2004 (in millions of tons):

	Three Months Ended June 30, 2004	Three Months Ended September 30, 2004

Proven and Probable Reserves beginning of period (1)	207.2	205.6
Coal Extracted	(2.4)	(2.0)
Acquisitions (2)	0.4	1.0
Adjustments (3)	0.4	0.6

Proven and Probable Reserves end of period	205.6	205.2

1) Calculated in the same manner, and based on the same assumptions and qualifications, as described above.  Proven reserves have the highest degree of geologic assurance and are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.  Probable reserves have a moderate degree of geologic assurance and are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.  This reserve information reflects recoverable tonnage on an as-received basis with 5.5% moisture.

(2) Represents estimated reserves on properties acquired during the relevant period.  The Company calculated the reserves in the same manner, and based on the same assumptions and qualifications, as described above, but such estimates were not covered by the MM&A report.

(3) Represents changes in reserves due to additional information obtained from exploration activities, production activities or discovery of new geologic information.  The Company calculated the reserves in the same manner, and based on the same assumptions and qualifications, as described above, but such estimates were not covered by the MM&A report.

Key Performance Indicators

We manage our business through several key performance metrics that provide a summary of information in the areas of sales, operations, and general/administrative costs.

In the sales area, our long-term metrics are the volume-weighted average remaining term of our contracts and our open contract position for the next several years.  During periods of high prices, such as the current period, we may seek to lengthen the average remaining term of our contracts and reduce the open tonnage for future periods.  In the short-term, we closely monitor the Average Selling Price per Ton (ASP), and the mix between our spot sales and contract sales.

In the operations area, we monitor the volume of coal that is produced by each of our principal sources, including company mines, contract mines, and purchased coal sources.  For our company mines, we focus on both operating costs and operating productivity.  Our operating costs are measured by our operating costs per ton produced.  Our operating productivity is measured by Linear Feet (of mine advance) Per Man Hour (LFPMH).  LFPMH gives us a good indication of labor productivity across a number of different mines.

In the selling, general and administrative area, we closely monitor the gross dollars spent per mine operation and in support functions.  We also regularly measure our performance against our internally-prepared budgets.

Trends In Our Business

We expect the current strong pricing environment for coal to weaken somewhat during the next one to two years.  This is due to increased incremental production that has historically come into the markets during periods of strong pricing.  We believe that the impact of this potentially increased production will be offset by the need of utilities to rebuild diminished coal inventories resulting from service difficulties that the major railroads experienced in 2004.  According to the Energy Information Administration (EIA), coal stockpiles at utilities are currently below normal levels.  Any effort by the utilities to rebuild their inventory positions should absorb a portion of any increased coal production.  Any recurrence of the difficulties with rail transportation experienced during 2004 may also have an impact on increased production and market pricing.  If marginal increases in the production of coal cannot be delivered to the utility customers by rail in a timely manner, the depressing effect of the increased production on market prices will be reduced.  In addition, any new coal production would likely require additional permits, labor and equipment, which are currently difficult and time consuming to obtain.

Although the current pricing environment for U.S. coal is strong, coal prices are subject to change based on a number of factors beyond our control, including:

•	the supply of domestic and foreign coal;
•	the demand for electricity;
•	the demand for steel and the continued financial viability of the domestic and foreign steel industries;
•	the cost of transporting coal to the customer;
•	domestic and foreign governmental regulations and taxes;
•	air emission standards for coal-fired power plants; and
•	the price and availability of alternative fuels for electricity generation.

As discussed previously, our costs of production have recently increased.  We expect the higher costs to continue for the next several years, due to a highly competitive market for a limited supply of skilled mining personnel and higher costs in worldwide commodity markets.  We are actively recruiting and training new personnel to staff our mines.  However, we expect the strong market pricing for coal to increase turnover of existing personnel and potentially lead to higher costs for employees that we retain.  Our costs have also increased for steel and other commodities used in our mining operations.  We believe these increases are the result of economic development in the Pacific Rim (notably China) and an expanding economy in the United States.  We do not anticipate a change in these circumstances during the next one to two years.

Plan of Reorganization

In March 2003, we and all of our subsidiaries filed voluntary petitions with the United States Bankruptcy Court for the Middle District of Tennessee for reorganization under Chapter 11.  In January 2004, we filed a Plan of Reorganization for the Chapter 11 cases.  The plan was subsequently accepted by the required percentage of creditors entitled to vote on the plan and was confirmed by the bankruptcy court in April 2004.

On May 6, 2004, after securing a new senior secured line of credit and term loan facility, our Plan of Reorganization became effective, and we emerged from Chapter 11 bankruptcy proceedings.  Our implementation of fresh start accounting pursuant to SOP 90-7 resulted in material changes to our financial statements, including the valuation of our assets and liabilities at fair value in accordance with principles of purchase accounting, and the valuation of our equity based on a valuation of our business prepared by our independent financial advisors.

As a result of the reorganization transactions and the implementation of fresh start accounting, our results of operations after our emergence from bankruptcy are those of a new reporting entity (the “Successor Company”), and are not comparable to the results of operations of the pre-emergence Company (the “Predecessor Company”) for prior periods described in this management’s discussion and analysis and reported in our financial statements.

Our interim condensed consolidated financial statements for the three and five months ended September 30, 2004, the four months ended April 30, 2004, and the three and nine months ended September 30, 2003 presented in this report are unaudited.  Financial statements for periods after March 25, 2003 and prior to April 30, 2004 include the effects of our bankruptcy proceedings.  These include the classification of certain liabilities as “liabilities subject to compromise,” the classification of certain expenses, and gains and losses as reorganization items, and other matters described in the notes to our consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2004 Compared with the Three Months Ended September 30, 2003

The following compares the three months operating results for the Predecessor Company with that of the Successor Company.  However, as a result of the reorganization transaction and the implementation of fresh start accounting, the results of operations of the Successor Company and the Predecessor Company are not comparable.

The following table shows selected operating results for the three months ended September 30, 2004 compared to the three months ended September 30, 2003:

	Three Months Ended September 30,

	2004	2003	Change

Volume (millions of tons)	2.2	2.6	(14)%
Revenues (000)
Coal sales	$88,021	78,208	13%
Synfuel handling	1,860	1,677	11%
Cost of coal sold (000)	73,582	71,291	3%

Volume and revenues

For the three months ended September 30, we shipped 2.6 million tons of coal in 2003 and 2.2 million tons in 2004.  Our company mines production decreased by approximately 142,000 tons during the three month period over the comparable period in 2003.  This decrease in production was due to an overall decrease in productivity, as measured by Linear Feet (of mine advance) Per Man Hour, of 14%. This decrease was due to adverse geological conditions at several of our mines, and several major moves of mining equipment and personnel that occurred as planned in July and August. We also experienced a reduction during the three month period of 215,000 tons from contract mining operations and 81,000 tons from coal purchased by us for resale, as a result of three underground contract mine operators seeking higher-priced opportunities with our competitors.  Likewise, the much-improved coal market resulted in our traditional suppliers of purchased coal moving to higher price opportunities either via direct sales to end users or sales to our competitors.

Coal sales revenue for the three months ended September 30 increased from $78.2 million in 2003 to $88.0 million in 2004.  This increase was due to an increase in our percentage of spot coal sales, which currently command a higher price, and an increase in the average sales price per ton for sales under long-term contracts.    For the three months ended September 30, 2004, we sold 1.7 million tons of coal under long-term contracts (77% of total sales volume) at an average selling price of $35.47.  For the three months ended September 30, 2003, we sold 2.3 million tons of coal (90% of total sales volume) under long-term contracts at an average selling price of $29.55.  The increase in average selling price from contract sales from 2003 to 2004 was due to the renegotiation of below-market contract prices as part of our bankruptcy proceedings.  For the three months ended September 30, 2004, we sold 500,000 tons of coal (23% of total sales volume) to the spot market at an average selling price of $54.03 per ton.  For the three months ended September 30, 2003, we sold approximately 254,000 tons (10% of total sales volume) to the spot market at an average selling price of $35.57 per ton.

Revenues related to the handling, loading and shipping of synfuel increased from $1.7 million for the three months ended September 30, 2003 to $1.9 million for the three months ended September 30, 2004.  This change reflects an increase in our fees on a per ton basis offset by a 20% reduction in synfuel shipped.

Cost of Coal Sold

For the three months ended September 30, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $71.3 million in 2003 to $73.6 million in 2004.  Our cost per ton of coal sold increased from $27.65 per ton in the 2003 period to $33.16 per ton in the 2004 period.  This $5.51 increase in cost per ton of coal sold was due to several factors.  Sales related costs (primarily royalties and severance taxes) increased by $1.78 per ton as a result of increased sales prices. Labor and benefit costs increased by $1.89 per ton in the 2004 period due to lower productivity at several mines.  Variable costs increased by $1.39 per ton, primarily due to a per ton increase in roof support materials and mining bits costs as a result of difficult mining conditions and an increase in worldwide steel prices.  These increases in costs of coal per ton were offset by a decrease in the volume of coal sold.

Nine Months Ended September 30, 2004 Compared with the Nine Months Ended September 30, 2003

In order to provide a basis for comparing the nine months ended September 30, 2004 with the nine months ended September 30, 2003, the operating results of the Successor Company for the five months ended September 30, 2004 have been combined with the operating results for the Predecessor Company for the four months ended April 30, 2004, for purposes of the following table and discussion. The combining of the predecessor and successor accounting periods is not permitted by generally accepted accounting principles.   Additionally, as explained above, the operating results of the Successor Company and the Predecessor Company are not comparable.

The following table shows selected operating results for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003:

	Nine Months Ended September 30,

	2004	2003	Change

Volume (millions of tons)	6.9	7.9	(13)%
Revenues (000)
Coal sales	$262,942	231,247	14%
Synfuel handling	5,372	4,713	14%
Cost of coal sold (000)	210,186	213,239	(1)%

Volume and revenues

For the nine months ended September 30, we shipped 7.9 million tons of coal in 2003 and 6.9 million tons in 2004.  Our company mines decreased their production by approximately 58,000 tons during the nine-month period over the comparable period in 2003.  In addition, there was a reduction during the nine month period of 514,000 tons from contract mining operations and 398,000 tons from coal purchased by us for resale. The filing of our bankruptcy petition on March 25, 2003, along with the improved coal market beginning in late 2003 to the present adversely impacted our sources of both contractor coal and purchased coal.  We continue to be challenged in replacing contract mine operators and purchased coal sources due to the continued strong coal market.  We (and the rest of the coal and utility industries) were also impacted during the early part of 2004 by delays and other service problems with the railroads, our primary means of transporting coal.  We continue to utilize primarily one railroad for all our shipments, and due to our dependency on this railroad, our results would be negatively impacted by any future service problems.

Coal sales revenue for the nine months ended September 30, increased from $231.2 million in 2003 to $262.9 million in 2004.  This increase was due to an increase in our percentage of spot coal sales, which currently command a higher price, and an increase in the average sales price per ton for sales under long-term contracts.    For the nine months ended September 30, 2004, we sold 5.3 million tons of coal under long-term contracts (78% of total sales volume) at an average selling price of $35.00.  For the nine months ended September 30, 2003, we sold 7.3 million tons of coal (93% of total sales volume) under long-term contracts at an average selling price of $28.74.  The increase in average selling price from 2003 to 2004 was due to the renegotiation of below-market contract prices as part of our bankruptcy proceedings.  For the nine months ended September 30, 2004, we sold 1.6 million tons of coal (22% of total sales volume) to the spot market at an average selling price of $49.48 per ton.  For the nine months ended September 30, 2003, we sold approximately 571,000 tons (7% of total sales volume) to the spot market at an average selling price of $36.58 per ton.

Revenues related to the handling, loading and shipping of synfuel increased from $4.7 million for the nine months ended September 30, 2003 to $5.4 million for the nine months ended September 30, 2004.  We processed and shipped 3% less coal as synfuel in 2004 than we processed and shipped in 2003. However, our fees, on a per ton basis, have increased during the same period.

Cost of Coal Sold

For the nine months ended September 30, the cost of coal sold, excluding depreciation, depletion and amortization, decreased from $213.2 million in 2003 to $210.2 million in 2004.  The decrease was due to a reduction in the number of tons shipped.  However, our cost per ton of coal sold increased from $27.03 per ton in the 2003 period to $30.56 per ton in the 2004 period. This $3.53 increase in cost per ton of coal sold was due to several factors. Higher sales related costs (primarily royalties and severance taxes) of $1.47 per ton resulted from increased sales prices. Labor and benefit costs increased by $1.21 per ton in the 2004 period due to lower productivity at several mines. Variable costs increased by $0.59, due primarily to higher roof support costs related to the increased cost of steel.  The application of fresh start accounting required that we increase the value of our inventory by approximately $1.1 million on April 30, 2004.  This adjustment increased our cost of coal sold and reduced gross profit during the five months ended September 30, 2004 by a corresponding amount.

Liquidity and Capital Resources

Although our cash from operations has changed significantly in the periods discussed below, we do not believe that those periods are comparable due to our emergence from bankruptcy.  We experienced unusual swings in working capital leading up to and entering bankruptcy.  We also were able to renegotiate our coal contracts due to the bankruptcy, which increased our revenues.  Our liquidity going forward will be generated by our gross profit on coal sales.  The gross profit will be driven by the price of coal and our operating costs.  Our capital expenditure payments for existing operations are expected to be paid out of the cash generated by the gross profit.

As of September 30, 2004, we had available liquidity of approximately $24.6 million.  This consisted of unrestricted cash on hand of approximately $17.3 million and availability under the revolver component of our Senior Secured Credit Facility of approximately $7.3 million.

Our primary source of cash will be sales of coal to our utility and industrial customers.  The price of coal received can change dramatically based on supply and demand and will directly affect this source of cash.  Our primary uses of cash include the payment of ordinary mining expenses to mine coal, capital expenditures and benefit payments.  Ordinary mining expenses are driven by the cost of supplies, including steel prices and diesel fuel.  Benefit payments include payments for workers’ compensation and black lung benefits paid over the lives of our employees.  We are required to pay these when due, and are not required to set aside cash for these payments.  We have posted surety bonds with state regulatory departments to guarantee these payments and have secured letters of credit as further security for these obligations.  The benefit payments for workers’ compensation and black lung benefits will be paid as the claims are submitted over the lives of our employees.  We believe that these benefit payments are reasonably predictable and we have reflected them on the contractual obligations table below.

Our secondary source of cash is our new working capital revolver facility.  We believe that cash on hand, cash generated from our operating activities, and availability under our new working capital revolver will be sufficient to meet our working capital needs, to fund our capital expenditures for existing operations and to meet our debt service obligations for the next twelve months.  Nevertheless, there are many factors beyond our control, including general economic and coal market conditions, that could have a material adverse impact on our ability to meet our liquidity needs.

Other than ordinary course of business expenses and capital expenditures for existing mines during the next several years, our only large expected use of cash will be the development of a new mine at our McCoy Elkhorn complex and the other projects described under "Other Projects" below.  We expect to invest approximately $20 million in additional expenditures during the next 15 months in the development of the new McCoy Elkhorn mine, and from $8 million to $10 million on the other projects.  We expect that such developments will be funded through cash on hand, cash generated by operations and from the revolver component of our new Senior Secured Credit Facility.

The following chart reflects the components of our debt as of September 30, 2004:

September 30, 2004

Senior Secured Credit Facility:
Term loan component	$20,000,000
Revolver component	—

Term Credit Facility	75,000,000

Total long term debt	95,000,000

Less amounts classified as current	1,800,000

Total long term debt, less current maturities	$93,200,000

Effective May 6, 2004, we closed a $50 million senior secured credit facility with Wells Fargo Foothill, Inc. (the “Senior Secured Credit Facility”).  This facility was used to repay outstanding amounts and replace letters of credit under our $20.0 million debtor-in-possession facility, to fund expenses associated with our exit from bankruptcy and to provide liquidity for general corporate purposes.  The Senior Secured Credit Facility is comprised of a $30 million revolver component and a $20 million term component.  The term loan was fully funded at closing.  Borrowings under the revolver component bear interest at LIBOR + 2.5% or the Base Rate (as defined in the credit agreement) + 1.0%.  Borrowings under the term component bear interest at LIBOR + 5.25% or the Base Rate + 3.85%.  The term of the Senior Secured Credit Facility is five years.  Principal payments on the term component of $900,000 per quarter commence on April 1, 2005 and continue through April 1, 2009, with the remaining principal balance due on May 6, 2009.  Interest is payable in arrears, on the first day of each month on Base Rate borrowings while interest on  LIBOR Rate borrowings is due on the last day of the LIBOR interest period.  Advances under the Senior Secured Credit Facility are secured by a first priority lien on substantially all of our assets, and, except for the Term Credit Facility, we may not incur additional debt on the assets securing the Revolving Credit Facility.  Advances under the revolver component may not exceed a borrowing base calculation derived as a percentage of eligible assets.  The Senior Secured Credit Facility can be terminated with 90 days written notice by paying all outstanding principal, interest and making any prepayment premium payments due.  The $30 million revolver component has a prepayment premium of 2.5% of the total revolver commitment for the first year, declining to 2.0% for the second year, 1.5% for the third year and 0.5% for the fourth year.  There is not a prepayment premium for the fifth year of the facility.  The $20 million term loan component has a prepayment premium of $200,000 (1.0%) if paid prior to April 30, 2007.  There is no prepayment premium after April 30, 2007.

We also entered into a $75 million restructured term credit facility with our pre-petition secured lenders (the “Term Credit Facility”) in partial satisfaction of our prepetition obligations, pursuant to the Plan of Reorganization.  The term of the Term Credit Facility is seven years, and our repayment of the Term Credit Facility is secured by a second priority lien on substantially all of our assets.  Except for the Senior Secured Credit Facility, we may not incur additional debt on the assets securing the Term Credit Facility.  In addition, we may not incur any unsecured debt (other than normal trade payables) and may not incur more than $5 million of recourse debt (including the Senior Secured Credit Facility and the Term Credit Facility).  The Term Credit Facility provides for an annual interest rate of 9%.  There is no scheduled amortization of this facility for the first two years.  The notes are payable over seven years with principal repayments of $1.5 million per quarter beginning June 30, 2006 and increasing to $2.5 million per quarter beginning June 30, 2008.  All remaining principal and interest is due May 6, 2011.  Borrowings under the Term Credit Facility may be prepaid without penalty.

The Senior Secured Credit Facility and the Term Credit Facility contain the same financial covenants for fixed charge coverage, total leverage, minimum consolidated tangible net worth, minimum consolidated total EBITDDA (as defined in each of the credit facilities), and maximum capital expenditures.  We were in compliance with all of the financial covenants for the Senior Secured Credit Facility and the Term Credit Facility as of September 30, 2004.  As of such date, the covenants were a minimum fixed charge ratio of .75 to 1.0, minimum leverage ratio of 2.75 to 1.0, minimum consolidated tangible net worth of $20 million, minimum consolidated total annualized EBITDDA of $44.5 million and maximum annual limits on capital expenditures of $35.3 million for all projects other than the new underground mine under development at our McCoy Elkhorn mining complex, and $18.5 million for capital expenditures at that new mine during 2004.

Net cash provided by operating activities was $14.0 million for the nine months ended September 30, 2004, and net cash provided by operating activities was $22.1 million for the nine months ended September 30, 2003.  Net cash provided by or used in operating activities reflects net income or loss adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities).  For the nine months ended September 30, 2004, the Company’s net income, as adjusted for non cash charges, was offset by a $27.1 million decrease in cash from operations due to changes in our working capital.  This change in net working capital was primarily caused by changes in accounts receivable, inventory and accounts payable.   For the nine months ended September 30, 2003, the Company’s net loss, as adjusted for non cash charges, was offset by a favorable cash impact of a $27.7 million increase in working capital.

Net cash used by investing activities increased $6.6 million to $19.2 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.  The change was primarily due to an $8.3 million increase in capital expenditures in 2004 to $23.2 million as compared to 2003 and $4.0 million received from a sale of property in 2004.  Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the efficiency of our mining operations.   The cash used in investing activities in 2003 also included a $2.3 million reduction in restricted cash.

Net cash provided by or used in financing activities primarily reflects changes in short- and long-term financing.  Net cash provided by financing activities was $17.5 million for the nine months ended September 30, 2004 and net cash used in financing activities was $2.3 million for the nine months ended September 30, 2003.  During 2004, the Company received $20.0 million in proceeds, less $1.9 million capitalized debt issuance costs, from the Senior Secured Credit Facility in May 2004.  During 2004, the Company also borrowed and repaid $6.4 million under its Debtor in Possession Loan.  The Company had no proceeds from borrowings and had $1.9 million in principal payments during the nine months ended September 30, 2003.

Certain Risks

For a discussion of certain risk factors that may impact our business referred to “Critical Accounting Estimates and Assumptions” within this Form 10-Q and to the “Risk Factors” discussed in our registration statement on Form S-1 as initially filed with the Securities and Exchange Commission on August 13, 2004, as amended.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements, including guarantees, operating leases, indemnifications, and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds.  Liabilities related to these arrangements are not reflected in our consolidated balance sheets, and, except for the operating leases, we do not expect any material impact on our cash flow, results of operations or financial condition from these off-balance sheet arrangements.

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations.  At September 30, 2004, we had $73.5 million of outstanding surety bonds with third parties.  These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $30.8 million, workers’ compensation bonds of $41.1 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $1.6 million.  Recently, surety bond costs have increased, while the market terms of surety bonds have generally become less favorable.  To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations.  At September 30, 2004, we had $28.2 million of letters of credit outstanding, including $7.8 million of letters of credit outstanding collateralized by $8.4 million of cash deposited in restricted, interest-bearing accounts pledged to issuing banks.

Critical Accounting Estimates

Overview

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  Generally accepted accounting principles require estimates and judgments that affect reported amounts for assets, liabilities, revenues and expenses.  The estimates and judgments we make in connection with our consolidated financial statements are based on historical experience and various other factors we believe are reasonable under the circumstances.  The notes to the condensed consolidated financial statements included herein, lists and describes our significant accounting policies.  The following critical accounting policies have a material affect on amounts reported in our consolidated financial statements.

Workers’ Compensation

Our most significant long-term obligation is the obligation to provide workers’ compensation benefits.  We are liable under various state statutes for providing workers’ compensation benefits.  To fulfill these obligations, we have used self-insurance programs with varying excess insurance levels, and, since June 7, 2002, a high-deductible, fully insured program.  The high-deductible, fully insured program is comparable to a self-insured program where the excess insurance threshold equals the deductible level.

We accrue for the present value of certain workers’ compensation obligations as calculated by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 5.5% at December 31, 2003.   Significant changes to interest rates result in substantial volatility to our financial statements.  If we were to decrease our estimate of the discount rate at December 31, 2003 from 5.5% to 4.5%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $3.1 million.  A change in the law, through either legislation or judicial action, could cause these assumptions to change.  If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated.  Our estimated workers’ compensation liability as of September 30, 2004 was $53.4 million.

Coal Miners’ Pneumoconiosis

We are required under the Federal Mine Safety and Health Act of 1977, as amended, as well as various state statutes, to provide pneumoconiosis (black lung) benefits to eligible current and former employees and their dependents.  We provide these benefits through self-insurance programs and, for those claims incurred with last exposure after June 6, 2002, a high-deductible, fully insured program.

An independent actuary has calculated the estimated pneumoconiosis liability based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 5.5% at December 31, 2003.  Significant changes to interest rates result in substantial volatility to our financial statements.  If we were to decrease our estimate of the discount rate from 5.5% at December 31, 2004 to 4.5%, all other things being equal, the present value of our black lung obligation would increase by approximately $2.3 million.  A change in the law, through either legislation or judicial action, could cause these assumptions to change.  If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated.  Our estimated pneumoconiosis liability as of September 30, 2004 was $26.1 million.

Defined Benefit Pension

The estimated cost and benefits of our non-contributory defined benefit pension plans are determined by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate, future rate of increase in compensation levels and expected long-term rate of return on pension plan assets.  In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments.  At December 31, 2003, the discount rate used to determine the obligation was 6.0%.  Significant changes to interest rates result in substantial volatility to our financial statements.  If we were to decrease our estimate of the discount rate at December 31, 2003 from 6.0% to 5.0%, all other things being equal, the present value of our pension liability would increase by approximately $8.8 million.  The rate of increase in compensation levels is determined based upon our long-term plans for such increases.  The rate of increase in compensation levels used was 4% for the years ended December 31, 2003.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets.  The expected long-term rate of return on plan assets used to determine expense in each period was 8.0%   for the year ended December 31, 2003.   Significant changes to these rates would introduce substantial volatility to our pension expense.

Reclamation and Mine Closure Obligation

The Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of underground mining.  Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements.  We adopted Statement No. 143 effective January 1, 2003.  Prior to the adoption of Statement No. 143, we accrued for costs of reclamation at a rate per ton equivalent to the estimated end-of-mine life reclamation costs divided by the estimated tonnage to be mined.  Statement No. 143 requires that asset retirement obligations be recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows.  Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed.  In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit, as necessary.  The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf.  The discount rate is based on interest rates of bonds with maturities similar to the estimated future cash flow.  The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly.  The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ.  If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under Statement No. 143, then the costs should be lower.  If governmental regulations change, then the costs of reclamation will be impacted.  Statement No. 143 recognizes that the recorded liability will be different than the final cost of the reclamation and addresses the settlement of the liability.  When the obligation is settled, and there is a difference between the recorded liability and the amount of cash paid to settle the obligation, a gain or loss upon settlement is included in earnings.

Contingencies

We are the subject of, or a party to, various suits and pending or threatened litigation involving governmental agencies or private interests.  We have accrued the probable and reasonably estimable costs for the resolution of these claims based upon management’s best estimate of potential results, assuming a combination of litigation and settlement strategies.  Unless otherwise noted, management does not believe that the outcome of timing of current legal or environmental matters will have a material impact on our financial condition, results of operations, or cash flows.

Income Taxes

We account for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (“Statement No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  Statement No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized.  In evaluating the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income.  We have also considered, but not relied upon, tax planning strategies in determining the deferred tax asset that will ultimately be realized.  If actual results differ from the assumptions made in the evaluation of the amount of our valuation allowance, we record a change in valuation allowance through income tax expense in the period such determination is made.

At September 30, 2004, we had a valuation allowance of approximately $58.3 million applied against deferred tax assets attributable to federal and state NOLs and credit carryforwards that we believe will be eliminated in 2005 and are thus unavailable to us.

Coal Reserves

There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves.  Many of these uncertainties are beyond our control.  As a result, estimates of economically recoverable coal reserves are by their nature uncertain.  Information about our reserves consists of estimates based on engineering, economic and geological data assembled by our staff and analyzed by Marshall Miller & Associates, Inc.  A number of sources of information were used to determine accurate recoverable reserves estimates, including:

•	all currently available data;
•	our own operational experience and that of our consultants;
•	historical production from similar areas with similar conditions;
•	previously completed geological and reserve studies;
•	the assumed effects of regulations and taxes by governmental agencies; and
•	assumptions governing future prices and future operating costs.

Reserve estimates will change from time to time to reflect, among other factors:

•	mining activities;
•	new engineering and geological data;
•	acquisition or divestiture of reserve holdings; and
•	modification of mining plans or mining methods.

Each of these factors may in fact vary considerably from the assumptions used in estimating reserves.  For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially.  Actual production, revenue and expenditures with respect to reserves will likely vary from estimates, and these variances could be material.  In particular, a variance in reserve estimates could have a material adverse impact on our annual expense for depreciation, depletion and amortization and our annual calculation for potential impairment.

Other Supplemental Information

Labor and Turnover

Recruiting, hiring, and retaining skilled mine production personnel has become prominent during the past several years.  This is due to the aging of the industry workforce and the availability of other suitable positions for potential employees.  The current strong market prices have also contributed to a higher level of turnover as competing coal mining companies attempt to increase production.

Based on average employment of production personnel, our gross turnover has been approximately 17.3% during the past twelve months.  Our net turnover during this period, after considering employees that have left and been rehired, is approximately 10.4%.  We believe that our retention of employees is equal to, or better, than other coal mining companies in our operating area.

We are actively working to improve our results in this area through the retention of current employees, the recruiting of new employees and the return of previous employees to our company.

Sales Commitments

As of September 30, 2004, we had the following contractual commitments to ship coal at a fixed and known price:

	2005		2006		2007

	Average Price Per Ton	Tons	Average Price Per Ton	Tons	Average Price Per Ton	Tons

Total Sales Commitments	$39.78	7,813,960	$40.21	4,694,000	$38.37	1,630,000

Project Development

The Company undertakes projects to add production, replace production, improve productivity, improve efficiency, and add reserves. Currently, the Company has several projects underway:

•	Mine 15- McCoy Elkhorn Coal Company

This project involves construction of a mine to access what we estimate to be approximately 14 million tons of reserves in the Glamorgan seam via a slope and shaft along with related surface facilities and an upgrade to the Bevins Branch preparation plant. The surface site development work was recently completed, and construction of both the slope and the shaft is underway. Engineering and design work is in the final stages for the preparation plant project. The project remains on schedule to begin production during the fourth quarter of 2005. We expect the total budget cost for this project to increase modestly from the original budget of $22 million due to higher costs of steel and cement. We are also negotiating with mineral owners to add additional contiguous reserves to the project.

•	Other Projects:

In addition to Mine 15, we have eight other projects in various stages of planning and development.  Five of these projects are expected to begin production before June 30, 2005. We estimate that these five projects in total will result in approximately 1.5 million tons per year of production.  This tonnage will replace tonnage that has been lost as a result of contract miners, tonnage lost as a result of company mines being mined out, and incremental increases in tonnage. Total capital expenditures required to complete these five projects are expected to be between $8 million and $10 million. We estimate that these projects in total could provide access to approximately 9 million recoverable tons from areas that are not currently being mined.  In addition, one project, if completed, is expected to add approximately 3 million recoverable tons to the reserves of an active mine.  Our estimates of recoverable tons for these potential acquisitions were calculated internally in the same manner, and based on the same assumptions and qualifications, as described in “Coal Reserves” above.

FORWARD-LOOKING INFORMATION

From time to time, we make certain comments and disclosures in reports and statements, including this report, or statements made by our officers, which may be forward-looking in nature. Examples include statements related to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding. These forward-looking statements could also involve, among other things, statements regarding our intent, belief or expectation with respect to:

(i)	our cash flows, results of operation or financial condition;

(ii)	the consummation of acquisition, disposition or financing transactions and the effect thereof on our business;

(iii)	governmental policies and regulatory actions;

(iv)	legal and administrative proceedings, settlements, investigations and claims;

(v)	weather conditions or catastrophic weather-related damage;

(vi)	our production capabilities;

(vii)	availability of transportation;

(viii)	market demand for coal, electricity and steel;

(ix)	competition;

(x)	our relationships with, and other conditions affecting, our customers;

(xi)	employee workforce factors;

(xii)	our assumptions concerning economically recoverable coal reserve estimates;

(xiii)	future economic or capital market conditions; and

(xiv)	our plans and objectives for future operations and expansion or consolidation

Any forward-looking statements are subject to the risks and uncertainties that could cause actual cash flows, results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from those expressed or implied in such forward-looking statements. Any forward-looking statements are also subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. These assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond our control.

We wish to caution readers that forward-looking statements, including disclosures which use words such as “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, and similar statements, are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations.  These risks and uncertainties include, but are not limited to, the following:  a change in the demand for coal by electric utility customers; the loss of one or more of our largest customers; our dependency on one railroad for transportation of our products; failure to exploit additional coal reserves; failure to diversify our operations; increased capital expenditures; increased compliance costs; lack of availability of financing sources; the effects of regulation and competition; and the risk factors detailed in our registration statement on Form S-1.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our $75 million Term Credit Facility has a fixed interest rate and is not sensitive to changes in the general level of interest rates.  Our Senior Secured Credit Facility has floating interest rates based on LIBOR or the Base Rate as defined in the credit agreement.  As of September 30, 2004, we had $20 million outstanding under the term component of the Senior Secured Credit Facility.  We do not expect to use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.2 million.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments.  We believe that the percentage of our sales pursuant to long-term contracts was approximately 70% for the nine months ended September 30, 2004.

All of our transactions are denominated in U.S. dollars, and, as a result, we do not have material exposure to currency exchange-rate risks.

We are not engaged in any foreign currency exchange rate or commodity price-hedging transactions and we have no trading market risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter covered by this Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective as of the end of such fiscal quarter.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  During the fiscal quarter covered by this Form 10-Q, we made the changes as described below in our internal controls over financial reporting.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Controls Over Financial Reporting

In August of 2004, the Audit Committee was advised by our independent audit firm that they had identified material weaknesses in our internal controls.   First, the auditors identified a material weakness related to our controls around the data provided to our actuaries that was used in the actuarial valuation of our workers’ compensation and black lung benefit obligations.  This material weakness led to a restatement of our 2002 and 2001 financial statements. Second, the auditors identified a material weakness related to the lack of controls over our year-end financial closing process and our ability to produce accurate financial statements.  This weakness resulted in a significant number of audit adjustments under generally accepted accounting principles that materially changed our preliminary 2003 financial statements.  Our independent auditors also identified a need to add to the staff and strengthen the overall skills of our accounting department.

We have taken the following steps to address these findings:

•

We have evaluated our actuarial process.  We have hired a new Vice President of Risk Management to assist us in this ongoing evaluation.  In order to continue to ensure that the actuarial data provided to our actuary is accurate, the new Vice President of Risk Management is evaluating the controls over the data provided to the actuaries.

•

In addition to the hiring of a new Vice President and Chief Accounting Officer in late 2003, we have also recently hired other experienced accounting personnel to ensure the accuracy of our accounting entries and closing process.  The addition of these new accounting personnel has allowed the Company to strengthen our controls over financial reporting and improve our analysis of financial information.

We believe that the corrective steps described above will allow us to conclude that the internal controls over our financial reporting are effective.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed herewith:
Exhibit

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

James River Coal Company

By: /s/ Peter T. Socha

Peter T. Socha
Chairman, President and Chief Executive Officer

By: /s/ Samuel M. Hopkins II

Samuel M. Hopkins, II
Vice President and Chief Accounting Officer

December 13, 2004