Form 10-K/A
period 2004-12-31
James River Coal CO
filed 2005-05-02
CIK 1297720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No    ☐  .

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K.    ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes   ☐    No  ☒ .

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

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s 2004 Annual Report on Form 10-K is solely for the purpose of including the information in Part III, Items 10, 11, 12, 13 and 14.  This information was initially omitted from the Registrant’s original 2004 Form 10-K filing (the “Original Report”) as permitted by General Instruction G(3).  Conforming changes have been made to Exhibits 31.1 and 31.2.  Exhibits 31.1, 31.2, 32.1 and 32.2 are being currently dated and filed herewith, but except as described above are unchanged from those filed in the Original Report.  No other changes to the Original Report have been made.  This Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update the disclosures therein in any way other than as described above.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Directors and Significant Employees

          The following table sets forth the names, ages and positions of our executive officers, directors and certain significant employees as of April 29, 2005:

Name	Age	Position

Peter T. Socha	46	Chairman, President and Chief Executive Officer
Coy K. Lane, Jr.	44	Senior Vice President and Chief Operating Officer
Samuel M. Hopkins II	48	Vice President and Chief Accounting Officer
Richard L. Douthat	54	Vice President – Risk Management
James T. Ketron	54	Vice President, General Counsel and Secretary
William R. Beasley	64	President of James River Coal Sales, Inc.
Joseph G. Evans	47	President of Leeco, Inc.; President of Blue Diamond Coal Company
D. Brian Patton, III	38	President of James River Coal Service Company
Charles G. Snavely	49	President of Bell County Coal Corporation; President of Bledsoe Coal Corporation
Randall K. Taylor	45	President of McCoy Elkhorn Coal Corporation
Alan F. Crown	57	Director
Leonard J. Kujawa	72	Director
Paul H. Vining	50	Director
James F. Wilson	47	Director

          Biographical information relating to the executive officers, directors and significant employees is set forth below:

          Peter T. Socha.  Mr. Socha is our President and Chief Executive Officer.  He joined the Company in March 2003.  In May 2004, he was named Chairman of our Board of Directors.  From 1999 through June 2001, he served as a Senior Vice President of National Vision, Inc. (“NVI”), a retailer of optical products.  NVI filed for protection under Chapter 11 of the United States Bankruptcy Code on April 5, 2000 and emerged from bankruptcy on May 31, 2001.  Mr. Socha has served as a director of NVI since 1999 and as Chairman of the Board of Directors of NVI since May 2002.  From June 2001 until March 2003, he was an independent consultant to distressed businesses.  Mr. Socha has a B.S. in Mineral Engineering and a M.A. in Corporate Finance, both from the University of Alabama.

          Coy K. Lane, Jr.  Mr. Lane is our Senior Vice President and Chief Operating Officer.  He joined the Company in January 2005.  Before joining the Company, Mr. Lane served as Senior Vice President of Operations for International Coal Group, Inc., following that company’s acquisition in September 2004 of the core assets of Horizon Natural Resources Company.  Mr. Lane had served in various positions for Horizon and its predecessor companies since 1993.  Mr. Lane holds a B.S. degree in Mining Engineering from Virginia Polytechnic Institute.

          Samuel M. Hopkins II.  Mr. Hopkins is our Vice President and Chief Accounting Officer.  He joined the Company in September 2003.  Mr. Hopkins served as Vice President, Treasurer and Controller from 1997 to 2001 and as Vice President and Controller from 2001 to June 2002 for Progress Fuels Corporation, a coal-mining, natural gas producer, rail reconditioning/manufacturing subsidiary of Progress Energy.  He served as an independent financial consultant from July 2002 through September 2003.  Mr. Hopkins holds a B.A. degree in Accounting from the University of Alabama and is a Certified Public Accountant.

          Richard L. Douthat.  Mr. Douthat is Vice President—Risk Management of James River Coal Company.  He joined the Company in May 2004.  From 1974 to May 2004, he worked for Alliance Coal, LLC and its predecessor companies.  From 1997 to 2004, Mr. Douthat served as Alliance’s General Manager—Disability Benefits.  Mr. Douthat holds a B.S. in Business Administration from the University of Tennessee.

          James T. Ketron.  Mr. Ketron is Vice President, General Counsel and Secretary of James River Coal Company.  He joined the Company in February 2005.  Before joining the Company, Mr. Ketron served as Vice President and General Counsel for International Coal Group, Inc., following that company’s acquisition in September 2004 of the core assets of Horizon Natural Resources Company, where he had served as counsel since 2002.  From 1998 to 2001, Mr. Ketron was in private legal practice as a solo practitioner.  Mr. Ketron received his B.B.A. and J.D. degrees from the University of Kentucky.

          William R. Beasley.  Mr. Beasley, President of James River Coal Sales, Inc., has been employed by James River Coal Sales or its predecessor since 1965.  He began his career in coal sales with Randall Fuel Company, Inc. in 1965, and remained head of the sales organization of Interstate Coal Company during the period that it was owned by Transco Energy Company, the predecessor of James River.  He was appointed President of James River Coal Sales, Inc. in June 2000.  Mr. Beasley received his B.B.A. from Georgia State University in 1970.

          Joseph G. Evans.  Mr. Evans joined the Company in October 1998 as President of Leeco, Inc.  In March 2003, he was also named President of Blue Diamond Coal Company.  Prior to joining the Company, Mr. Evans was employed by subsidiary companies of Massey Energy, a coal mining company with operations in Central Appalachia.  Mr. Evans holds a B.S. and a M.S. in Mining Engineering from the University of Kentucky.

          D. Brian Patton, III.  Mr. Patton joined the Company in February 2005.  Prior to joining the Company, Mr. Patton was President of Operations for International Coal Group, Inc.’s Hazard operations, following that company’s acquisition in September 2004 of the core assets of Horizon Natural Resources Company, where he had served as chief engineer and general manager since July 2001.  From 2000 until July 2001, he served as general manager of operations for Southern Site Prep, LLC.  Mr. Patton holds a B.S. degree in Mining Engineering from the University of Kentucky.

          Charles G. Snavely.  Mr. Snavely joined the Company in February 1995 as President of Bell County Coal Corporation.  He became President of Bledsoe Coal Corporation in February 2003.  Prior to joining the Company, Mr. Snavely held various positions with Martin County Coal Corporation, Sidney Coal Company and Rawl Sales & Processing.  Most recently, he was President of Martin County Coal Corporation from February 1994 to February 1995.  Mr. Snavely holds a B.S. degree in Mining Engineering from Virginia Polytechnic Institute.

          Randall K. Taylor.  Mr. Taylor, President of McCoy Elkhorn Coal Corporation, has been employed by the Company or its predecessors since 1988, when he became Chief Engineer of Johns Creek Coal Company.  In 1992, he became Chief Engineer of McCoy Elkhorn, and in 1997, he became its Vice President.  He became President of McCoy Elkhorn in May 2001.  Mr. Taylor holds a B.S. in Mining Engineering from the University of Kentucky.

          Alan F. Crown.  Mr. Crown has been a Director since May 2004.  He has served since January 2004 as President and Chief Operating Officer of Transload America, LLC, a waste haulage company.  Mr. Crown was previously employed by CSX Transportation, a major eastern railroad, from 1966 until he retired in September 2003.  From 1999–2003, he served as Vice President—Central Region (1999–2000), Senior Vice President—Transportation (2000–2002), and Executive Vice President (2002–2003).  Mr. Crown attended the University of Baltimore.

          Leonard J. Kujawa.  Mr. Kujawa has been a Director since May 2004.  Mr. Kujawa previously served as a partner at Arthur Andersen & Co. from 1965 to 1995.  When he retired in 1995, he had worldwide management responsibility for services to audit clients in the utility, energy and telecommunications fields.  Over the past ten years, Mr. Kujawa has participated extensively in the restructuring and privatization of energy companies around the world.  Mr. Kujawa was a Senior Advisor to Cambridge Energy Research Associates, leading their program for Chief Financial Officers and Chief Risk Officers.  Mr. Kujawa currently serves as the utility industry expert for Accenture in Asia.  He also serves on the Board of Directors of American Electric Power Company, Inc. (AEP) and Schweitzer-Mauduit International, Inc.  Mr. Kujawa has a B.B.A. (with distinction) and a M.B.A. from the University of Michigan.  Mr. Kujawa is a Certified Public Accountant, and has been designated by the Board of Directors as an audit committee financial expert.

          Paul H. Vining.  Mr. Vining has been a Director since May 2004.  Mr. Vining currently serves as President of Ellett Valley CC, Inc., a coal industry consulting company he formed in December 2002.  From 1995 to November

2002, Mr. Vining was employed by Peabody Energy, the largest coal mining company in the United States.  His positions at Peabody included Executive Vice President of Sales and Trading (1999–2002) and President of Peabody CoalTrade (1996–1999).  Mr. Vining has a B.S. in Chemistry from William & Mary, and a B.S. in Mineral Engineering and a M.S. in Extractive Metallurgy from Columbia University.

          James F. Wilson.  Mr. Wilson has been a Director since May 2004.  He has served since January 2001 as a General Partner of Carl Marks Management Company, L.P. (“CMMC”).  CMMC manages funds that invest in distressed securities.  From 1992 through December 2000, Mr. Wilson served as a Partner at Jacobson Partners, a firm specializing in private equity investing.  Mr. Wilson has a B.A. in Economics from Dartmouth College and a M.B.A. from the Harvard Graduate School of Business Administration.

Audit Committee

          The Board of Directors has a separately-designated standing audit committee, which is currently composed of Messrs. Crown, Kujawa and Vining.  The Board has determined that Mr. Kujawa satisfies the “audit committee financial expert” criteria adopted by the SEC under Section 407 of the Sarbanes-Oxley Act of 2002 and serves as the Audit Committee Chairman.  The members of the Audit Committee are all independent and meet the financial literacy requirements of the Nasdaq listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 and the disclosure requirements of Item 405 of Regulation S-K require the directors and executive officers of the Company, and any persons holding more than 10% of any class of equity securities of the Company, to report their ownership of such equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company.  Based solely on a review of the written statements and copies of such reports furnished to the Company by its executive officers and directors, the Company believes that during fiscal 2004 all Section 16(a) filing requirements applicable to its executive officers, directors and shareholders were complied with, and the Company is not aware of any filing delinquencies.

Code of Ethics

          The Company’s Board has adopted a Code of Ethics applicable to its Chief Executive and Senior Financial Officers.  The Code is available at http://ir.jamesrivercoal.com/governance/ethics.cfm.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

          The following table sets forth information for the fiscal years ended December 31, 2004, 2003 and 2002 concerning compensation paid by us and our subsidiaries to our Chief Executive Officer and to each of our other most highly compensated executive officers as of December 31, 2004 who earned in excess of $100,000 in salary and bonus during 2004 or any of the two previous fiscal years who are no longer executive officers (collectively, the “Named Executive Officers”).  As of December 31, 2004, we did not have any executive officers other than those listed below.

	Annual Compensation (1)			Long-Term Compensation Awards

Name and Principal Position	Year	Salary($)	Bonus($)	Restricted Stock Award(s) ($)(2)	Securities Underlying Options/ SARs	All Other Compensation($)

Peter T. Socha (3)	2004	409,798	601,000	1,377,000	150,000	-
President and Chief Executive Officer	2003	312,559	-	-	-	-

Samuel M. Hopkins, II (4)	2004	145,799	50,000	315,563	-	-
Vice President and Chief Accounting	2003	31,334	-	-	-	-
Officer

James B. Crawford (5)	2004	-	-	-	-	-
Former President and Chief Executive	2003	101,315	-	-	-	678,689
Officer	2002	499,733	-	-	-	-

William T. Sullivan (6)	2004	-	-	-	-	-
Former Vice President	2003	146,227	45,000	-	-	180,836	(6)
	2002	135,942	67,500	-	-	85,666	(7)

(1)	Excludes perquisites and other personal benefits aggregating less than $50,000 or 10% of the Named Executive Officer’s annual salary and bonus.
(2)

Based on our reorganization value of $4.59 per share, as determined in connection with our Plan of Reorganization.  Mr. Socha’s shares of restricted stock vest as follows:  68.75% of the shares vest in five equal annual installments, beginning on May 25, 2005, the first anniversary of the date of the grant, and the remaining 31.25% of the shares will vest upon the achievement of designated corporate performance criteria.  Mr. Hopkins’ shares vest in five equal annual installments, beginning on May 25, 2005.

(3)	Mr. Socha joined the Company in March 2003.
(4)	Mr. Hopkins joined the Company in September 2003.
(5)

Mr. Crawford resigned from all positions with the Company in March 2003.  All Other Compensation represents the 2003 payments to Mr. Crawford in connection with his Settlement Agreement described below.

(6)	This amount represents payments related to Mr. Sullivan leaving the Company in 2003.
(7)	This payment was a bonus payment used to partially repay loans to purchase common stock.

Option Grants in Fiscal 2004

          The following table sets forth option grants to Named Executive Officers during fiscal 2004.

Potential Realizable
Value at Assumed
Annual Rates of Stock
Price Appreciation for
Option Term (1)

Individual Grants

Percent of Total
	Shares	Options Granted	Exercise
	Underlying	to Employees in	Price	Expiration
Name	Options (#)	Fiscal Year (2)	($/share)	Date	5% ($)	10% ($)

Peter T. Socha	150,000	55.6%	10.80	5/7/2014	0	165,792
Samuel M. Hopkins, II	-	-	-	-	-	-
James B. Crawford	-	-	-	-	-	-
William T. Sullivan	-	-	-	-	-	-

(1)	Based on our reorganization value of $4.59 per share as of May 7, 2004, as determined in connection with our Plan of Reorganization.
(2)	Based on options for 270,000 shares granted to directors and employees in fiscal 2004.

Fiscal Year-End Option Values

          No Company-granted options were exercised by any Named Executive Officers during fiscal 2004.  The following table sets forth the year-end value of unexercised options held by the Named Executive Officers at December 31, 2004.

	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Peter T. Socha	-	150,000	$-	$4,762,500
Samuel M. Hopkins, II	-	-	-	-
James B. Crawford	-	-	-	-
William T. Sullivan	-	-	-	-

(1)	Represents aggregate excess of market value of shares under option as of December 31, 2004, using the closing price of $42.55 at such date, over the exercise price of the options.

Retirement Benefits

          Our pension plan is a “defined benefit” plan.  The pension plan provides a monthly annuity to all regular, full-time employees when they retire.  An employee must have at least five years of service to be vested in the pension plan.  The normal retirement age under the plan is 65, but a full benefit is available to a retiree at age 62.  A retiree can begin receiving a benefit as early as age 55 (provided they have at least ten years of service at the time); however, a 3% reduction factor applies for each year a retiree receives a benefit prior to age 62.  Pension benefits are based on an employee’s final average monthly earnings, years of employment and retirement age.  “Final average monthly earnings” for this purpose means basic monthly earnings, excluding overtime, bonuses and commissions, based on the employee’s average salary for the three highest consecutive years of service during the employee’s last ten years of employment.  This amount is capped by the $205,000 annual limit imposed by the Internal Revenue Service for the 2004 calendar year.  The Internal Revenue Code limits the amount of annual benefits which may be payable from the pension trust.

          The following table illustrates the straight life annuity amounts payable under the pension plan to our employees retiring at age 65 in 2004.  Amounts shown are not subject to reduction for Social Security benefits.

Pension Plan Table

Final Average Salary	Years of Service

	15	20	25	30	35

$125,000	$21,010	$28,014	$35,017	$42,020	$49,024
$150,000	$25,698	$34,263	$42,829	$51,395	$59,961
$175,000	$30,385	$40,513	$50,642	$60,770	$70,899
$200,000	$35,073	$46,764	$58,454	$70,145	$81,836
$205,000*	$36,010	$48,013	$60,017	$72,020	$84,024

* There is a $205,000 cap on compensation under our pension plan; accordingly, each remuneration level greater than $205,000 provides the same level of benefits.

          The years of service credited for retirement benefits for the Named Executive Officers as of October 1, 2004, the last valuation date under the plan, are as follows:

Peter T. Socha	1.00
Samuel M. Hopkins, II	1.00
James B. Crawford *	21.67
William T. Sullivan *	16.00

* These officers left the Company in 2003, and therefore were not active participants in our pension plan as of October 1, 2004.

Employment Contracts, Termination of Employment, Severance and Change-in-Control Arrangements

          Settlement Agreement with Mr. Crawford.  On March 17, 2003, James B. Crawford resigned all positions with the Company.  In connection with Mr. Crawford’s resignation, the Company, Mr. Crawford and J.R. Coal Associates (a Virginia partnership in which Mr. Crawford was a partner) entered into a Settlement Agreement, pursuant to which Mr. Crawford received, among other things:

(i)

rights under two life insurance contracts, one of which represented the vested amount in Mr. Crawford’s account in our Supplemental Savings and Profit Sharing Plan of $535,021, and the other of which was a life insurance policy with a cash value of $143,668;

(ii)

the right to receive $1,383,002 in cash from us upon our consummation of a Chapter 11 plan of reorganization or the sale of all or substantially all of our assets (which amount was paid on May 6, 2004); and

(iii)	welfare benefit continuation until the payment under (ii) above was made.

In the event Mr. Crawford is engaged by us or any purchaser of us, or any successor to either, as Chairman, Chief Executive Officer, Chief Operations Officer or any similar position within the 12 months from the payment under (ii) above, Mr. Crawford is obligated to repay the amount received under (ii) above.  Additionally, pursuant to the settlement agreement:

(iv)	Mr. Crawford sold all of his equity interests in the Company to J.R. Coal Associates in exchange for the transfer by J.R. Coal Associates to the Company of certain life insurance policies;

(v)	each of the Company and Mr. Crawford released the other from certain claims; and

(vi)	Mr. Crawford agreed not to compete with us for a period that ended October 31, 2003.

          Employment Agreement with Mr. Socha.  The Company and Mr. Socha entered into an employment agreement effective May 6, 2004.  The agreement provides that Mr. Socha will serve as President and Chief Executive Officer of the Company for an initial three-year term of employment.  The term may be extended by mutual agreement of the parties in one-year increments, beginning on the first anniversary of the agreement.  The employment agreement provides for a base salary of $375,000 per year, subject to annual review, and that Mr. Socha will participate in our annual cash bonus program.  Pursuant to the 2004 Equity Incentive Plan described below, on May 25, 2004, Mr. Socha was granted 300,000 restricted shares of common stock, 206,250 shares of which will vest in five equal annual installments, beginning on the first anniversary of the date of the grant, and the remaining 93,750 shares of which will vest upon the achievement of designated corporate performance criteria.  The performance criteria include achieving EBITDA results for 2004 and 2005, as contained in our disclosure statement accompanying the Plan of Reorganization, of approximately $126.3 million for the two year period (80% of vesting) and the successful development of the new mine at McCoy Elkhorn (20% of vesting).  The performance criteria will not be measured, and therefore no stock will vest, prior to the completion of the annual audit for the year ended December 31, 2005.  Mr. Socha also was granted options to acquire 150,000 shares of common stock for $10.80 per share.  The options will vest in five equal annual installments, beginning on the first anniversary of the date of grant.  Upon termination without good reason or a change in control (as those terms are defined in the agreement) all of the restricted shares and options will immediately vest and the options will become exercisable.  Following the recommendation of the secured creditors from the Chapter 11 reorganization process, the Board of Directors awarded Mr. Socha a one-time restructuring bonus of $800,000.  Mr. Socha requested, and the Board of Directors approved, a reduction in the bonus to $601,000.  We distributed the remaining bonus of $199,000 to other individuals in the organization not otherwise eligible for bankruptcy-related bonus payments, primarily operating level managers at the individual mine and preparation plant levels.

          In addition, Mr. Socha is entitled to participate in all other benefit plans to which our other senior executives are entitled, including medical, dental and other welfare plans.  The employment agreement further provides that if Mr. Socha’s employment is terminated without good reason, as defined in the employment agreement, before expiration, he will receive the greater of (i) his remaining salary due under the employment agreement or (ii) 12 months of salary.  The agreement also provides that as long as Mr. Socha is employed as President and Chief Executive Officer of the Company, he will serve as a member of our Board of Directors.

Indemnification Agreements

          We have entered into Indemnification Agreements with our directors and certain of our officers (the “Indemnified Parties”).  Under the terms of the Indemnification Agreements, we are required to indemnify the Indemnified Parties against certain liabilities arising out of their services for us.  The Indemnification Agreements require us to:

(i)	indemnify each Indemnified Party to the fullest extent permitted by law;

(ii)	provide coverage for each Indemnified Party under our directors and officers liability insurance policy; and

(iii)	to advance certain expenses incurred by an Indemnified Party.

The Indemnification Agreements provide limitations on the Indemnified Parties’ rights to indemnification in certain circumstances.  To the extent that indemnification provisions contained in the Indemnification Agreements purport to include indemnification for liabilities arising under the Securities Act of 1933, we have been informed that in the opinion of the Securities and Exchange Commission, such indemnification is contrary to public policy and therefore unenforceable.

Compensation of Directors

          Directors who are employees of the Company or any of its subsidiaries are not compensated for service on the Board of Directors or on any of its committees.  Directors who are not employees of the Company or any of its subsidiaries receive an annual Board of Directors membership fee of $35,000, which is paid in four equal quarterly installments.  The chairperson of our audit committee will receive additional annual compensation of $10,000, also paid in four equal quarterly installments.  We do not pay separate meeting fees.

          All directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors and committees.

          Directors also are eligible to receive and have received equity awards under our 2004 Equity Incentive Plan.  See “Item 12. Security Ownership of Certain Beneficial Owners and Management—2004 Equity Incentive Plan.”  On May 25, 2004, we granted 1,000 restricted shares of our common stock and options to acquire 10,000 shares of our common stock for $15.00 per share to each of our non-employee directors.  The restricted shares and options all vest in three equal annual installments, beginning on the first anniversary of the date of grant.  Upon a change of control of the Company, all of the restricted shares and options will immediately vest and the options will become exercisable.

Compensation Committee Interlocks and Insider Participation

          Our compensation committee was formed on May 7, 2004, and currently consists of Alan F. Crown, Paul H. Vining (committee chair) and James F. Wilson.  None of these committee members is employed by us.  None of our executive officers serves as a member of the compensation committee of any entity that has one or more executive officers who serve on our compensation committee.  No interlocking relationship exists between our compensation committee and the compensation committee of any other company, nor has any interlocking relationship existed in the past.

          In February 2004, we sold 10,000 tons of coal to Ellett Valley CC, Inc., the coal industry consulting company that is 100% owned and controlled by Mr. Vining, a Company director.  The total price of the coal was $500,000, which was consistent with then-prevailing market rates for comparable coal.  Ellett Valley CC, Inc., acting as a broker, then resold the coal.  This transaction took place before Mr. Vining was considered for service as a director of the Company.

Compensation Committee Report on Executive Compensation

          General.  We were under bankruptcy protection from March 2003 until May 2004.  Accordingly, compensation arrangements with our executive officers during that period were negotiated with the senior secured steering committee and then approved by the bankruptcy court.  In addition, the terms of the employment agreement with our Chief Executive Officer were negotiated with members of the senior secured steering committee as part of our emergence from bankruptcy protection.  The Compensation Committee was elected upon emergence from bankruptcy in May 2004.  Since that time, decisions on compensation of the Company’s executive officers generally have been made by the Compensation Committee, based upon the recommendation of the Chief Executive Officer.

          The objectives of the Company’s compensation program are to enhance the profitability and growth of the Company, and thus shareholder value, by aligning executive compensation with the Company’s business goals and performance and by attracting, retaining and rewarding executive officers who contribute to the long-term success of the Company.  In determining the compensation to be paid to the executive officers of the Company, the Committee members rely upon their own knowledge of compensation paid to executives of companies of comparable size and complexity.  They also consider the performance of the Company and the merits of the individual under consideration.

          Salary.  Since emergence from bankruptcy, the Chief Executive Officer has made recommendations to the Committee regarding the base salary, if any, for the Company’s executive officers, including himself, based upon the profitability of the Company and the level of responsibility, time with the Company, contribution and performance of the executive officer.  The beginning point for determining such salaries generally will be the salary the executive officer received in the prior fiscal year.  Our Chief Executive Officer received a salary of $409,798 for the year ended December 31, 2004, which represented a decrease in his annualized base salary from fiscal 2003.  This resulted from a decrease in his base salary from $420,000 to $375,000 as part of his overall compensation package which became effective upon emergence from bankruptcy.  Mr. Socha’s base salary is established by his employment agreement with the Company, as discussed under “Employment Contracts, Termination of Employment, Severance and Change-in-Control Arrangements.”  No named executive officers received raises in 2004.

          Bonus.  Annual incentives provide opportunities for our executives to earn compensation based on the achievement of important financial or operating performance goals.  The performance factors selected for any particular officer vary depending on the officer’s specific responsibilities within the company.

          For 2004, all of the named executive officers still employed by us received a bonus, which appear in the “Summary Compensation Table” of this annual report.  Mr. Socha received a bonus for 2004 that was established as part of the bankruptcy proceedings.

          Equity Incentives.  Since our emergence from bankruptcy protection in May 2004, the Company has used grants of stock options and restricted stock to its key employees and executive officers to more closely align the interests of such employees and officers with the interests of its shareholders.  Options and awards equivalent to 1,185,700 shares of Common Stock were awarded to officers and employees during the year ended December 31, 2004.  Details on options granted to the Named Executive Officers in 2004 are set forth in the Option Grants in Fiscal 2004 table.  The amount and nature of prior awards are generally considered in determining new option awards for executive officers, although other factors, such as the need to retain experienced managers, are also considered.

          Other Benefits.  Our executive officers participate in our defined benefit pension plan, which is a non-contributory, qualified defined benefit pension plan, as described in “Executive Compensation — Retirement Benefits.”  In addition, Mr. Socha’s employment agreement with us provides for a severance payment in certain circumstances following a change in control of the company, as described in the “Employment Contracts, Termination of Employment, Severance and Change-in-Control Arrangements” section of this report.  Executives also participate, on a voluntary basis, in customary benefit programs generally available to employees, including our savings plan.

          The foregoing report has been furnished by:

JAMES RIVER COAL COMPANY
COMPENSATION COMMITTEE

Compensation Committee Members:

Alan F. Crown        Paul H. Vining, Chairman       James F. Wilson

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance under Equity Compensation Plans

          The following table sets forth aggregate information as of December 31, 2004 about all Company compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance.  The weighted-average exercise price does not include restricted stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation Plans Approved by Shareholders	120,000	$16.70	614,300
Equity Compensation Plans Not Approved by Shareholders	150,000	$10.80	N/A

2004 Equity Incentive Plan

          Our Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Incentive Plan”) on May 7, 2004, and our shareholders approved the 2004 Incentive Plan on May 25, 2004.  The objectives of the 2004 Incentive Plan are to:

(i)

attract, motivate and retain employees, directors, consultants, advisors and other persons who perform services for us by providing compensation opportunities that are competitive with other companies;

(ii)	provide incentives to those individuals who contribute significantly to our long-term performance and growth and that of our affiliates; and

(iii)	align the long-term financial interests of employees and other individuals who are eligible to participate in the 2004 Incentive Plan with those of shareholders.

The following description of the material features of the 2004 Incentive Plan is a summary and is subject to the provisions of the 2004 Incentive Plan.  The 2004 Incentive Plan is incorporated by reference as an exhibit to the registration statement of which this prospectus is a part.

          General.  The 2004 Incentive Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”), and may be administered by such other committee consisting of two or more members as may be appointed by the Board to administer the 2004 Incentive Plan.  If any member of the Committee does not qualify as (i) a “Non-Employee Director” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended and (ii) an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), a subcommittee of the Committee will be appointed to grant Awards to Named Executive Officers and to officers who are subject to Section 16 of the Securities Exchange Act of 1934, and each member of such subcommittee will satisfy the requirements of (i) and (ii) above.  References to the Committee in this summary shall include and, as appropriate, apply to any such subcommittee.  Subject to the requirement that shareholder approval be obtained for certain amendments, the 2004 Incentive Plan may be amended by the Committee in whole or in part, but no such action shall adversely affect any rights or obligations with respect to any awards previously granted under the 2004 Incentive Plan, unless the participants affected by such amendment provide their written consent.

          Under the 2004 Incentive Plan, participants may be granted stock options (qualified and nonqualified), stock appreciation rights (“SARs”), restricted stock, restricted stock units, and performance shares, provided that non-employee directors are not eligible for grants of qualified stock options or performance shares.  The total number of shares that may be awarded under the 2004 Incentive Plan is 1,650,000.  Not more than 1,000,000 of the shares reserved under the 2004 Incentive Plan may be granted in the form of incentive stock options.

          Shares awarded or subject to purchase under the 2004 Incentive Plan that are not delivered or purchased, or revert to us as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance under the 2004 Incentive Plan.

          Eligibility.  The Committee will determine the individuals to whom awards will be granted, the number of shares subject to an award, and the other terms and conditions of an award.  To the extent provided by law, the Committee may delegate to one or more persons the authority to grant awards.  As applicable, when used in this description of the 2004 Incentive Plan, the Committee also refers to any such individual to whom the Committee has delegated some of its authority to grant awards.  The Committee may provide in the agreements relating to awards under the 2004 Incentive Plan for automatic accelerated vesting and other rights upon the occurrence of a change in control or upon the occurrence of other events as may be specified in such agreements.

          Stock Options.  The number of shares subject to a stock option, the type of stock option (i.e., incentive stock option (“ISO”) or nonqualified stock option (“NQSO”)), the exercise price of a stock option (which shall be not less than the fair market value of a share on the date of grant) and the period of exercise (including upon termination of employment) will be determined by the Committee and set forth in an option agreement; provided that no option will be exercisable more than ten years after the date of grant.

          Options granted under the 2004 Incentive Plan shall be exercisable at such times and be subject to restrictions and conditions as the Committee shall in each instance approve, including conditions related to the employment of or provision of services by a participant.  The Committee shall determine and set forth in the option agreement the extent to which options are exercisable after termination of employment.  The Committee may provide for deferral of option gains related to an exercise.  The option price upon exercise shall be paid to us in full, either (a) in cash, (b) cash equivalent approved by the Committee, (c) if approved by the Committee, by tendering (or attesting to the ownership of) previously acquired shares having an aggregate fair market value at the time of exercise equal to the total exercise option price, or (d) by a combination of (a), (b) and (c).  The Committee may also allow cashless exercises as permitted under the Federal Reserve Board’s Regulation T, subject to applicable securities law restrictions, or by any other means which the Committee determines to be consistent with the 2004 Incentive Plan’s purpose and applicable law.

          SARs.  SARs granted under the 2004 Incentive Plan entitle the grantee to receive an amount payable in shares and/or cash, as determined by the Committee, equal to the excess of the fair market value of a share on the day the SAR is exercised over the specified exercise price, which will not be less than the fair market value of a share on the grant date of the SAR.  The exercise period of a SAR may not exceed ten years.  SARs may be granted in tandem with a related stock option or independently.  If a SAR is granted in tandem with a stock option, the grantee may exercise the stock option or the SAR, but not both.  The Committee shall determine and set forth in the award agreement the extent to which SARs are exercisable after termination of employment.

          Restricted Stock/Restricted Stock Units.  Restricted stock awards may be current grants of restricted stock or deferred grants.  The terms of restricted stock awards, including the restriction period, any performance targets applicable to the award and the extent to which the grantee will have the right to receive unvested restricted stock following termination of employment or other events, will be determined by the Committee and be set forth in the agreement relating to such award.  Unless otherwise set forth in an agreement relating to a restricted stock award, the grantee of restricted stock shall have all of the rights of a shareholder of ours, including the right to vote the shares and the right to receive dividends, provided however that the Committee may require that any dividends on such shares of restricted stock be automatically deferred and reinvested in additional restricted stock or may require that dividends on such shares be paid to us to be held for the account of the grantee.

          A restricted stock unit is an unsecured promise to transfer an unrestricted share at a specified future date, such as a fixed number of years, retirement or other termination of employment (which date may be later than the vesting date of the award at which time the right to receive the share becomes nonforfeitable).  Restricted stock units represent the right to receive a specified number of shares at such times, and subject to such restriction period and other conditions, as the Committee determines.  A participant to whom restricted stock units are awarded has no rights as a shareholder with respect to the shares represented by the restricted stock units unless and until shares are actually delivered to the participant in settlement of the award.  However, restricted stock units may have dividend equivalent rights if provided for by the Committee.

          Performance Shares.  Performance shares are awards granted in terms of a stated potential maximum number of shares, with the actual number and value earned to be determined by reference to the satisfaction of performance targets established by the Committee.  Such awards may be granted subject to any restrictions, in addition to performance conditions, deemed appropriate by the Committee.  Except as otherwise provided in an agreement relating to performance shares, a grantee shall be entitled to receive any dividends declared with respect to shares earned that have not yet been distributed to the grantee and shall be entitled to exercise full voting rights with respect to such shares.

          Performance Measures.  If awards granted or issued under the 2004 Incentive Plan are intended to qualify under the performance-based compensation provisions of Section 162(m) of the Code, the performance measure(s) to be used for purposes of such awards shall be chosen by the Committee from among the following: earnings, earnings per share, consolidated pre-tax earnings, net earnings, operating income, EBIT (earnings before interest and taxes), EBITDA(earnings before interest, taxes, depreciation and amortization), gross margin, revenues, revenue growth, market value added, economic value added, return on equity, return on investment, return on assets, return on net assets, return on capital employed, return on incremental equity, total shareholder return, profit, economic profit, capitalized economic profit, after-tax profit, pre-tax profit, cash flow measures, cash flow return, sales, sales volume, revenue per employee, stock price, cost goals, budget goals, growth expansion goals, or goals related to acquisitions or divestitures.

          The Committee can establish other performance measures for awards granted to participants.

          Adjustment of Shares.  The share limitation of 1,650,000 shares and the terms of outstanding awards shall be adjusted, as the Committee deems appropriate, in the event of a stock dividend, stock split, combination, reclassification, recapitalization or other similar event.

          Nontransferability.  Any options, SARs or performance shares granted under the 2004 Incentive Plan are nontransferable except by will or by the laws of descent and distribution.  Shares of Restricted Stock and Restricted Stock Units are nontransferable during the restriction period.  Unless otherwise provided in the specific award agreement, during the lifetime of a participant, options or SARs may only be exercised by such participant.  Notwithstanding the foregoing, to the extent allowed in the specific award agreement, a participant may transfer an option or SAR (other than an ISO or its corresponding SAR) with respect to all or part of the shares of common stock subject to such option or SAR to the participant’s spouse, children or grandchildren, to a trust for the benefit of such family members or to a partnership in which such family members are the only partners.

          Assumption of Awards.  The 2004 Incentive Plan provides that its terms shall be binding on any of our successors and assigns (whether by purchase, merger, consolidation or otherwise).

          Termination and Amendment.  No option, SAR or stock award may be granted and no performance shares may be awarded under the 2004 Incentive Plan after May 25, 2014.  The Board of Directors may amend or terminate the 2004 Incentive Plan at any time, but certain amendments will not become effective without shareholder approval.

          Miscellaneous Provisions.  The 2004 Incentive Plan prohibits us from decreasing the option price of any outstanding option, other than in connection with a change in corporate capitalization, without first receiving shareholder approval of such repricing.

Federal Income Tax Consequences

          The following is a brief summary of the current U.S. federal income tax consequences of awards made under the 2004 Incentive Plan.  This summary is general in nature and is not intended to cover all tax consequences that may apply to participants and us.  Further, the provisions of the Code and the regulation and rulings thereunder relating to these matters may change.

          Stock Options.  A participant will not recognize any income upon the grant or purchase of a stock option.  A participant will recognize income taxable as ordinary income (and subject to income tax withholding for Company employees) upon exercise of a non-qualified stock option equal to the excess of the fair market value of the shares purchased over the sum of the exercise price and the amount, if any, paid for the option on an after-tax basis, and we will be entitled to a corresponding deduction.  A participant will not recognize income (except for purposes of the alternative minimum tax) upon exercise of an incentive stock option provided that the incentive stock option is exercised either while the participant is our employee or within 3 months (one year if the participant is disabled within the meaning of Section 22(c)(3) of the Code) following the participant’s termination of employment.  If shares acquired by such exercise of an incentive stock option are held for the longer of two years from the date the option was granted and one year from the date it was exercised, any gain or loss arising from a subsequent disposition of such shares will be taxed as long-term capital gain or loss, and we will not be entitled to any deduction.  If, however, such shares are disposed of within the above-described period, then in the year of such disposition the participant will recognize income taxable as ordinary income equal to the excess of (i) the lesser of the amount realized upon such disposition and the fair market value of such shares on the date of exercise over (ii) the exercise price, and we will be entitled to a corresponding deduction.

          SARs.  A participant will not recognize any income upon the grant of a SAR.  A participant will recognize income taxable as ordinary income (and, subject to income tax withholding for Company employees) upon exercise of a SAR equal to the fair market value of any shares delivered and the amount of cash paid by us upon such exercise, and we will be entitled to a corresponding deduction.

          Restricted Stock Awards.  A participant will not recognize taxable income at the time of the grant of a restricted stock award, and we will not be entitled to a tax deduction at such time, unless the participant makes an election under a special Code provision to be taxed at the time such restricted stock award is granted.  If such election is not made, the participant will recognize taxable income at the time the restrictions on such restricted stock award lapse in an amount equal to the excess of the fair market value of the shares at such time over the amount, if any, paid for such shares.  The amount of ordinary income recognized by a participant making the above-described special election or upon the lapse of the restrictions is deductible by us, as compensation expense, except to the extent the limit of Section 162(m) applies.  In addition, a participant receiving dividends with respect to shares subject to a restricted stock award for which the above-described election has not been made and prior to the time the restrictions lapse will recognize taxable compensation (subject to income tax withholding for Company employees), rather than dividend income, in an amount equal to the dividends paid and we will be entitled to a corresponding deduction.

          Restricted Stock Units.  A participant will not recognize taxable income at the time of the grant of a restricted stock unit and we will not be entitled to a tax deduction at such time. When the participant receives shares pursuant to a restricted stock unit, the federal income tax consequences applicable to restricted stock awards, described above, will apply.

          Performance Share Awards.  A participant will not recognize taxable income upon the grant of a performance share award, and we will not be entitled to a tax deduction at such time.  Upon the settlement of a performance share award, the participant will recognize compensation taxable as ordinary income (and subject to income tax withholding for Company employees) in an amount equal to the cash paid and the fair market value of the shares delivered to the participant, and we will be entitled to a corresponding deduction.

          Compliance with Section 162(m).  Section 162(m) of the Code denies an income tax deduction to an employer for certain compensation in excess of $1 million per year paid by a publicly traded corporation to the Chief Executive Officer or any of the four most highly compensated executive officers other than the Chief Executive Officer.  Compensation realized with respect to stock options awarded under the 2004 Incentive Plan, including upon exercise of a non-qualified stock option or upon a disqualifying disposition of an incentive stock option, as described above, will be excluded from this deductibility limit if it satisfies certain requirements, including a requirement that the 2004 Incentive Plan be approved by our current shareholders.  In addition, other types of awards under the 2004 Incentive Plan may be excluded from this deduction limit if they are conditioned on the achievement of one or more of the performance measures described above, as required by Section 162(m).  To satisfy the requirements that apply to “performance-based” compensation, those performance measures must be approved by our current shareholders, and approval of the 2004 Incentive Plan will also constitute approval of those measures.

Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information, as of February 14, 2005 or such other date as is indicated below, regarding shares of our common stock held by (1) persons known to us to be the beneficial owners of more than five percent of our common stock, (2) our executive officers and directors and (3) our executive officers and directors as a group.  This table was prepared solely based on information supplied to us, any Schedules 13D or 13G and Forms 3 and 4, and other public documents filed with the Securities and Exchange Commission.  The below information does not reflect shares that may be issued in connection with the Triad acquisition.

Name	Number(1)	%(2)

Carl Marks Group(3)	2,755,318	18.69%
Harbert Group (4)	2,210,205	14.99%
Glencore Finance AG (5)	2,208,948	14.99%
Chase Bank London (6)	2,179,053	14.78%
Merrill Lynch PCG, Inc. (7)	985,000	6.68%
Triage Group (8)	813,426	5.52%
Peter T. Socha (9)	71,250	*
Alan F. Crown (10)	3,666	*
Leonard J. Kujawa (11)	3,666	*
Paul H. Vining (12)	3,666	*
James F. Wilson (3)(13)	2,755,318	18.69%
Samuel M. Hopkins, II (14)	13,750	*
Coy K. Lane, Jr. (15)	0	*
James B. Crawford (16)	0	*
William T. Sullivan (17)	0	*
Executive Officers and Directors as a Group (9 persons)	2,851,316	19.29%

*	Less than 1%
(1)

This column lists all shares of common stock beneficially owned, including all restricted shares of common stock that vest, and all shares of common stock that can be acquired through option exercises, within 60 days of the date of this prospectus.

(2)

In calculating the percentage owned, we assumed that any options for the purchase of common stock that are exercisable by that shareholder within 60 days of the date of this prospectus are exercised by that shareholder (and the underlying shares of common stock issued).  The total number of shares outstanding used in calculating the percentage owned assumes a base of 14,740,694 shares of common stock outstanding as of the date of this prospectus and no exercise of options held by other shareholders.

(3)

As of April 14, 2005, based on information supplied to us by the Carl Marks Group.  Includes the following securities owned by James F. Wilson individually: 333 shares of restricted stock that will vest within 60 days of the date of this prospectus and 3,333 shares subject to presently exercisable stock options and options that will vest within 60 days of the date of this prospectus.  The Carl Marks Group consists of Carl Marks Strategic Investments, L.P. (2,600,898 shares), Carl Marks Strategic Investments III, L.P. (150,754 shares) and James F. Wilson, one of our directors.  The business address of the Carl Marks Group is 900 Third Avenue, 33rdFloor, New York, New York 10022.  The shares held by Carl Marks Strategic Investments, L.P. and Carl Marks Strategic Investments III, L.P. are being registered and offered in the concurrent common stock offering.  These shares were issued upon the conversion of our pre-petition secured debt in connection with our emergence from bankruptcy.  James F. Wilson is one of three individual general partners of Carl Marks Management Company,

L.P., a Delaware limited partnership and registered investment advisor, which is the sole general partner of (i) Carl Marks Strategic Investments, L.P., a Delaware limited partnership and private investment partnership, and (ii) Carl Marks Strategic Investments III, L.P., a Delaware limited partnership and private investment partnership.  The shares of common stock which are owned by Carl Marks Strategic Investments, L.P. and Carl Marks Strategic Investments III, L.P. may be deemed to be beneficially owned indirectly, on a shared basis, by Mr. Wilson and the other individual general partners of Carl Marks Management Company, L.P., who share the power to direct the vote or dispose of such securities.

(4)

As of April 14, 2005, based upon information supplied to us by the Harbert Group, which consists of Harbert Distressed Investment Master Fund, Ltd. (“Master Fund”) and Alpha US Sub Fund VI, LLC (“Alpha”), and the Form 4 filed by the Master Fund, HMC Distressed Investment Offshore Manager, L.L.C. (“Offshore Manager”) and HMC Investors, L.L.C. (“HMC Investors”) with the SEC on April 18, 2005.  The Offshore Manager and the Master Fund share voting and dispositive power over 2,155,760 shares of our common stock (the “HMC Shares”).  In addition to the HMC Shares, HMC Investors, Raymond J. Harbert, Michael D. Luce and Philip A. Falcone may also be deemed to have shared voting and dispositive power over an additional 54,445 shares of our common stock owned by Alpha (the “Alpha Shares”).  We have been informed by the Master Fund and Alpha that each disclaims beneficial ownership of the HMC Shares and the Alpha Shares except to the extent of their actual pecuniary interest.  Each of Master Fund and Alpha is or may be deemed to be an affiliate of a registered broker-dealer.  Master Fund is an entity organized in the Cayman Islands.  Offshore Manager is the sole investment manager of the Master Fund.  HMC Investors is the managing member of the Offshore Manager.  Philip A. Falcone is a member of Offshore Manager and acts as portfolio manager for the Master Fund.  Alpha is a separate managed account also managed by Philip A. Falcone.  Raymond J. Harbert and Michael D. Luce are members of HMC Investors.  The business address of the Master Fund is c/o International Fund Services (Ireland) Limited, 3rdFloor, Bishop’s Square, Redmond’s Hill, Dublin 2, Ireland.  The business address of Alpha is c/o 555 Madison Avenue, 16th Floor, New York, New York 10022.

(5)	As of January 21, 2005, based on information in the Form 4/A filed on January 25, 2005. The business address of Glencore Finance AG is Baarermattstrasse 3, CH-6341 Baar, Switzerland.
(6)	As of March 1, 2005, based on information in a beneficial ownership list compiled by ADP. The business address of Chase Bank London is Trinity Tower, 5thFloor, London E1 9YT, United Kingdom.
(7)	As of December 31, 2004, based on information in the Schedule 13G filed on February 14, 2005. The business address of Merrill Lynch PCG, Inc. is 4 World Financial Center, New York, New York 10080.
(8)

As of December 31, 2004, based on information in the Schedule 13G filed on February 15, 2005.  The Triage Group consists of Triage Capital LF Group LLC, a Delaware limited liability company (“Triage Capital”) that acts as a general partner to (i) a general partner of different funds and an investment manager of a managed account and (ii) an investment manager of a Cayman Islands company, and Leonid Frenkel, who is (i) the managing member of Triage Capital and controls its business activities and (ii) the manager of another limited liability company.  The business address of the Triage Group is 401 City Avenue, Suite 800, Bala Cynwyd, Pennsylvania 19004.

(9)

Includes 21,250 shares of restricted stock that will vest within 60 days of the date of this prospectus and 30,000 shares subject to presently exercisable stock options and options that will vest within 60 days of the date of this prospectus.  Mr. Socha’s business address is c/o James River Coal Company, 901 E. Byrd Street, Suite 1600, Richmond, Virginia 23219.

(10)

Includes 333 shares of restricted stock that will vest within 60 days of the date of this prospectus and 3,333 shares subject to presently exercisable stock options and options that will vest within 60 days of the date of this prospectus.  Mr. Crown’s business address is c/o James River Coal Company, 901 E. Byrd Street, Suite 1600, Richmond, Virginia 23219.

(11)

Includes 333 shares of restricted stock that will vest within 60 days of the date of this prospectus and 3,333 shares subject to presently exercisable stock options and options that will vest within 60 days of the date of this prospectus.  Mr. Kujawa’s business address is c/o James River Coal Company, 901 E. Byrd Street, Suite 1600, Richmond, Virginia 23219.

(12)

Includes 333 shares of restricted stock that will vest within 60 days of the date of this prospectus and 3,333 shares subject to presently exercisable stock options and options that will vest within 60 days of the date of this prospectus.  Mr. Vining’s business address is c/o James River Coal Company, 901 E. Byrd Street, Suite 1600, Richmond, Virginia 23219.

(13)

Includes 333 shares of restricted stock that will vest within 60 days of the date of this prospectus and 3,333 shares subject to presently exercisable stock options and options that will vest within 60 days of the date of this prospectus.  Mr. Wilson’s business address is 900 Third Avenue, 33rdFloor, New York, New York 10022.  Mr. Wilson is one of three individual general partners of Carl Marks Management Company, L.P., a Delaware limited partnership and registered investment advisor, which is the sole general partner of (i) Carl Marks Strategic Investments, L.P., a Delaware limited partnership and private investment partnership, and (ii) Carl Marks Strategic Investments III, L.P., a Delaware limited partnership and private investment partnership.  The shares of common stock which are owned by Carl Marks Strategic Investments, L.P. and Carl Marks Strategic Investments III, L.P. may be deemed to be beneficially owned indirectly, on a shared basis, by Mr. Wilson and the other individual general partners of Carl Marks Management Company, L.P., who share the power to direct the vote or dispose of such securities.

(14)

Includes 13,750 shares of restricted stock that will vest within 60 days of the date of this prospectus.  Mr. Hopkins’ business address is c/o James River Coal Company, 901 E. Byrd Street, Suite 1600, Richmond, Virginia 23219.

(15)	Mr. Lane’s business address is c/o James River Coal Company, 901 E. Byrd Street, Suite 1600, Richmond, Virginia 23219.
(16)	Mr. Crawford’s business address is c/o James River Coal Company, 901 E. Byrd Street, Suite 1600, Richmond, Virginia 23219.
(17)	Mr. Sullivan’s business address is c/o James River Coal Company, 901 E. Byrd Street, Suite 1600, Richmond, Virginia 23219.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In February 2004, we sold 10,000 tons of coal to Ellett Valley CC, Inc., the coal industry consulting company that is 100% owned and controlled by Mr. Vining, a Company director.  The total price of the coal was $500,000, which was consistent with then-prevailing market rates for comparable coal.  Ellett Valley CC, Inc., acting as a broker, then resold the coal.  This transaction took place before Mr. Vining was considered for service as a director of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Pursuant to the Audit Committee Charter, the Audit Committee appoints the firm that will serve as the Company’s independent accountants each year.  Such appointment is not subject to ratification or other vote by the shareholders.  KPMG LLP was the independent registered public accounting firm for the Company for 2004, and has been retained as the Company’s independent registered public accounting firm for 2005.

Fees

          The following table summarizes the aggregate fees billed to the Company by KPMG LLP:

($ in thousands)	2004	2003

Audit Fees (1)	$639	$199
Audit-Related Fees (2)	22	26
Tax Fees	144	172
All Other Fees	-	-

Total	$805	$397

(1)

Fees for audit services billed in 2004 consisted of the audit of the Company’s consolidated financial statements in accordance with auditing standards generally accepted in the United States of America ($193), quarterly reviews of unaudited consolidated financial statements ($97), and services in connection with the Company’s SEC S-1 registration statement ($349). Fees for audit services billed in 2003 consisted entirely of the audit of the Company’s consolidated financial statements in accordance with auditing standards generally accepted in the United States of America.

(2)	Audit-Related fees billed in 2004 and 2003 consisted of services related to our benefit plans.

Approval of Audit and Non-Audit Services

          The Audit Committee pre-approves all audit and non-audit services performed by the Company’s independent auditors.  The Audit Committee specifically approves the annual audit services engagement.  Certain non-audit services that are permitted under the federal securities laws may be approved from time to time by the Audit Committee.  The Audit Committee is authorized to delegate to the Chair of the Committee pre-approval authority with respect to permitted services.  None of the services performed by KPMG LLP described above were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

          ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                       (a)          The following documents are filed as part of this Report:

          1.          Financial Statements

          See Financial Statements beginning on page 60 of the Original Report.

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

10.3#	$75,000,000 Term Loan Agreement by and among the Registrant and its Subsidiaries, the Lenders from time to time party thereto and BNY Asset Solutions LLC, dated as of May 6, 2004

10.4*#	Employment Agreement between the Registrant and Peter T. Socha, dated as of May 7, 2004

10.5*#	2004 Equity Incentive Plan of the Registrant

10.6#	Form of Indemnification Agreement between the Registrant and its officers and directors

10.7**#	Agreement for Purchase and Sale of Coal among Georgia Power Company, the Registrant and James River Coal Sales, Inc., dated as of March 11, 2004

10.8**#	Fuel Supply Agreement #141944 between South Carolina Public Service Authority and the Registrant, dated as of March 1, 2004

21#	Subsidiaries of the Registrant

23.1##	Consent of Marshall Miller & Associates, Inc.

23.2##	Consent of KPMG LLP

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

*	Management contract or compensatory plan or arrangement.
**	Portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment of the omitted portions.
#	Filed in the Company’s Registration Statement on Form S-1, initially filed as of August 13, 2004, as amended.
##	Filed on March 31, 2005 as an exhibit to the Company’s 2004 Annual Report on Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of May, 2005.

JAMES RIVER COAL COMPANY

By:	/s/ Peter T. Socha

Peter T. Socha
Chairman of the Board,
President and Chief Executive Officer
(principal executive officer)