Form 10-Q
period 2005-03-31
James River Coal CO
filed 2005-05-11
CIK 1297720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File
March 31, 2005	Number 000-51129

JAMES RIVER COAL COMPANY
(Exact name of registrant as specified in its charter)

Virginia	54-1602012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 E. Byrd Street, Suite 1600
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (804) 780-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☑          NO   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).

YES   ☐          NO  ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES  ☑          NO   ☐

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of May 6, 2004 was 14,740,694.

FORM 10-Q INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2005 (Successor) and December 31, 2004 (Successor)	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 (Successor) and March 31, 2004 (Predecessor)	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for the three Months ended March 31, 2005 (Successor), eight months ended December 31, 2004 (Successor) and four months ended April 30, 2004 (Predecessor)	6

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 (Successor), and March 31, 2004 (Predecessor)	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	30

Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.	Exhibits	33

SIGNATURES

CERTIFICATIONS

PART I
FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004

	(Unaudited)
Assets

Current assets:
Cash	$1,724	3,879
Receivables:
Trade	37,496	23,871
Other	2,928	7,362

Total receivables	40,424	31,233

Inventories:
Coal	5,500	2,305
Materials and supplies	4,446	4,084

Total inventories	9,946	6,389

Prepaid royalties	3,731	4,358
Other current assets	4,310	6,337

Total current assets	60,135	52,196

Property, plant, and equipment, at cost:
Land	2,745	2,698
Mineral rights	162,577	162,577
Buildings, machinery and equipment	114,597	106,105
Mine development costs	11,428	5,729
Construction-in-progress	706	231

Total property, plant, and equipment	292,053	277,340
Less accumulated depreciation, depletion, and amortization	31,272	21,765

Property, plant and equipment, net	260,781	255,575
Restricted cash (note 1(c))	8,425	8,404
Other assets	11,792	11,651

Total assets	$341,133	327,826

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004

	(Unaudited)
Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities of long-term debt (note 3)	$3,600	2,700
Current installments of obligations under capital leases	374	388
Accounts payable	25,043	15,116
Accrued salaries, wages, and employee benefits	3,235	2,093
Workers’ compensation benefits	12,090	12,090
Black lung benenfits	2,600	2,600
Accrued taxes	4,326	3,530
Other current liabilities	4,654	3,633

Total current liabilities	55,922	42,150

Long-term debt, less current maturities (note 3)	91,400	92,300
Other liabilities:
Noncurrent portion of workers’ compensation benefits	38,381	38,223
Noncurrent portion of black lung benefits	23,421	23,341
Pension obligations	15,206	15,744
Asset retirement obligations	15,129	14,939
Obligations under capital leases, excluding current installments	518	637
Deferred income taxes	34,569	34,615
Other	245	292

Total liabilities	274,791	262,241

Shareholders’ equity
Preferred Stock, $1.00 par value. Authorized 10,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 14,740,694 and 14,715,694, respectively	147	147
Paid-in-capital	73,592	71,784
Deferred stock-based compensation	(8,900)	(7,540)
Retained earnings	1,460	1,151
Accumulated other comprehensive income	43	43

Total shareholders’ equity	66,342	65,585

Commitments and contingencies (note 5)
Total liabilities and shareholders’ equity	$341,133	327,826

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Successor	Predecessor

	Three Months	Three Months
	Ended 03/31/05	Ended 03/31/04

Revenues	$97,875	80,858
Cost of sales:
Cost of coal sold	80,942	65,707
Depreciation, depletion, and amortization	9,478	9,272

Total cost of sales	90,420	74,979

Gross profit	7,455	5,879
Selling, general, and administrative expenses	5,035	3,561

Total operating income	2,420	2,318

Interest expense (note 3)	2,186	403
Interest income	(21)	-
Miscellaneous income, net	(123)	(53)

Total other expense, net	2,042	350

Income before reorganization items and income tax expense	378	1,968
Reorganization items, net (note 6)	-	1,557

Income before income taxes	378	411

Income tax expense	69	-

Net income attributable to common shareholders	$309	411

Earnings per common share (note 7)
Basic earnings per common share	$0.02	24.33

Shares used to calculate basic earnings per share	13,800	17

Diluted earnings per common share	$0.02	24.33

Shares used to calculate diluted earnings per share	14,752	17

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’
Equity (Deficit) and Comprehensive Income (Loss)
Three Months ended March 31, 2005 (Successor), eight months ended December 31, 2004 (Successor) and four months ended April 30, 2004 (Predecessor)
(in thousands)
(unaudited)

	Common stock	Paid-in- capital	Deferred stock- based Compensation	Retained earnings (accumulated deficit)	Subscribed shares	Accumulated other comprehensive income (loss)	Total

Predecessor Company

Balances, December 31, 2003	-	226	-	(107,989)	(821)	(15,017)	(123,601)

Net income	-	-	-	107,989	-	-	107,989
Minimum pension liability adjustment	-	-	-	-	-	(692)	(692)

Comprehensive income							107,297

Application of fresh start accounting (note 2)
Cancellation of Predecessor common stock	-	(226)	-	-	-	-	(226)

Elimination of Predecessor accumulated other comprehensive loss and subscribed shares	-	-	-	-	821	15,709	16,530

Balances, April 30, 2004	-	-	-	-	-	-	-

Successor Company
Issuance of Successor common stock	138	63,153	-	-	-	-	63,291
Net income	-	-	-	1,976	-	-	1,976
Unrealized gain on marketable securities, net	-	-	-	-	-	43	43

Comprehensive Income							2,019

Deferred compensation related to restricted stock awards	9	8,631	(8,640)	-	-	-	-
Cost to register common stock	-	-	-	(825)	-	-	(825)
Amortization of deferred stock-based compensation	-	-	1,100	-	-	-	1,100

Balances, December 31, 2004	147	71,784	(7,540)	1,151	-	43	65,585

Net income	-	-	-	309	-	-	309

Deferred compensation related to restricted stock awards	-	1,808	(1,808)	-	-	-	-
Amortization of deferred stock-based compensation	-	-	448	-	-	-	448

Balances, March 31, 2005	$147	73,592	(8,900)	1,460	-	43	66,342

 See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Successor	Predecessor

	Three Months	Three Months
	Ended 03/31/05	Ended 03/31/04

Cash flows from operating activities:
Net income	$309	411
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	9,478	9,271
Accretion of asset retirement obligations	325	299
Amortization of debt issue costs	103	-
Amortization of deferred stock-based compensation	448	-
Deferred income tax expense	(46)	-
Gain on sale or disposal of property, plant, and equipment	6	14
Changes in operating assets and liabilities:
Receivables	(9,191)	(10,776)
Inventories	(3,557)	(3,068)
Prepaid royalties and other current assets	627	(1,193)
Other assets	1,783	27
Accounts payable	9,927	(3,241)
Accrued salaries, wages, and employee benefits	1,142	1,211
Accrued taxes	796	2,127
Other current liabilities	1,021	1,172
Workers’ compensation benefits	158	1,165
Black lung benefits	80	(391)
Pension obligations	(538)	28
Asset retirement obligation	(135)	(131)
Other liabilities	(47)	4

Net cash provided by (used in) operating activities	12,689	(3,071)

Cash flows from investing activities:
Additions to property, plant, and equipment	(14,690)	(6,815)
Proceeds from sale of equipment and property	-	40
Increase in restricted cash	(21)	(21)

Net cash used in investing activities	(14,711)	(6,796)

Cash flows from financing activities:
Proceeds from borrowings	-	6,400
Principal payments under capital lease obligations	(133)	(101)

Net cash provided by (used in) financing activities	(133)	6,299

Decrease in cash	(2,155)	(3,568)

Cash at beginning of period	3,879	4,890

Cash at end of period	$1,724	1,322

See accompanying notes to condensed consolidated financial statements.

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

The interim condensed consolidated financial statements include the accounts of James River Coal Company and its wholly owned subsidiaries. The interim condensed consolidated financial statements of James River Coal Company and subsidiaries (Company) as of and for the three months ended March 31, 2005, and the three months ended March 31, 2004 presented in this report are unaudited.  All significant intercompany balances and transactions have been eliminated in consolidation.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2004.  The balances presented as of December 31, 2004 are derived from the Company’s audited consolidated financial statements.

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

The Company’s accompanying consolidated financial statements for the three months ended March 31, 2004, have been prepared in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7), which provides guidance for financial reporting by entities that have filed petitions under Bankruptcy.  The consolidated financial statements after emergence are those of a new reporting entity (the Successor) and are not comparable to the consolidated financial statements of the pre-emergence Company (the Predecessor). A black line has been drawn in the financial statements to distinguish Predecessor and Successor financial information.  See note 2 for additional information.

	(c)	Restricted Cash

As of March 31, 2005 and December 31, 2004, $8,425 and $8,404 respectively, of the Company’s cash was restricted as to its use. Restrictions were imposed by the Company’s bank relating to a letter of credit issued to one of the Company’s insurers (see note 5).

	(d)	Inventories

Inventories of coal and materials and supplies are stated at the lower of cost or market. Cost is determined using the average cost for coal inventories and the first-in, first-out method for materials and supplies.  Coal inventory costs include labor, supplies, equipment cost, depletion, royalties, black lung tax, reclamation tax and preparation plant cost.  Coal is classified as inventory at the point in time that the coal is extracted and removed from the mine.

(e)	Reclamation Costs

Effective January 1, 2003, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 requires that asset retirement obligations be recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows, in the period in which it is incurred. The estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed is reviewed periodically by the Company’s management and engineers. In estimating future cash flows, the Company considers the estimated current cost of reclamation and applies inflation rates and a third party profit, as necessary. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on behalf of the Company. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Accretion expense is included in cost of produced coal. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is incurred. At March 31, 2005 and December 31, 2004, the Company had accrued $16,179 and $15,989, respectively, related to estimated mine reclamation costs.

(f)	Workers’ Compensation

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

(g)	Black Lung Benefits

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

(h)	Revenue Recognition

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

(i)	Income Taxes

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

(j)	Equity-Based Compensation Plan

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded based on the quoted market price of the Company’s stock at the end of the period. Stock-based compensation other than stock options is recorded to expense on a straight-line basis. The Company has implemented the disclosure-only provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation”. The Company has not recognized stock-based compensation expense related to stock options in any period as all options granted had an exercise price at least equal to the fair value of the underlying common stock on the date of the grant. If the Company had followed the fair value method under FASB Statement No. 123 for options outstanding the impact on the three months ended March 31, 2005 would have been less than $.01 per share. In performing the Statement No. 123 analysis for stock options, a risk free rate of 5% was assumed, expected volatility was zero, and no dividends were anticipated.  The Company had no stock options outstanding as of March 31, 2004.

If the Company had followed the fair value method under FASB Statement No. 123 to account for stock based compensation cost for restricted stock grants the amount of stock based compensation, net of related tax, which would have been recognized for each period and pro-forma net income for each period would have been as follows (in 000’s except per share amounts):

Three Months
March 31, 2005

Net Income, as reported	$309
Add: Net stock-based employee compensation expense recorded for restricted and performance based stock grants	358
Deduct: Net stock-based employee compensation expense for restricted and performance based stock grants determined under Black-Scholes option pricing model	(289)

Pro forma net income	$378

Income per share:
Basic - as reported	$0.02

Basic - pro forma	$0.03

Diluted - as reported	$0.02

Diluted - pro forma	$0.03

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which requires all public companies to measure compensation cost in the income statement for all share-based payments (including employee stock options) at fair value. The

Company intends to adopt FAS 123R on January 1, 2006 using the modified-prospective method. The Company has not completed its assessment of the impact of the adoption of this statement on its financial statements.

(2)	Fresh Start Accounting

The Company implemented fresh start accounting and reporting in accordance with SOP 90-7 on April 30, 2004, the end of the Company’s most recent fiscal month prior to the Effective Date. Fresh start accounting requires that the reorganization value of the reorganized debtors be allocated to their assets in conformity with FASB Statement No. 141, Business Combinations, for transactions reported under the purchase method.  The enterprise value (value of the net assets and liabilities excluding cash, debt, and capital leases) of the reorganized company was estimated to range from $145 million to $165 million based on a third-party valuation prepared in connection with the bankruptcy proceedings.  For purposes of applying fresh start accounting, an enterprise value for the reorganized company of $155 million was utilized.

The effects of the Plan and the application of fresh-start accounting on the Company’s pre-confirmation consolidated balance sheet include adjustments to record the gain on the debt extinguished under the plan and adjustments to record the assets of the Company at their estimated fair value and the liabilities of the Company at their estimated present values. The reorganization value was derived from the enterprise value for the reorganized company as follows: (amounts in 000’s)

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
As of April 30, 2004
(amounts in 000’s)
(Unaudited)

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

James River Coal Company
Reorganized Condensed Consolidated Balance Sheet
As of April 30, 2004
(amounts in 000’s)
(Unaudited)

		Fresh Start Adjustments

Liabilities and Shareholders’ Equity (Deficit)	Predecessor Company 4/30/04	Debt Extinguishment		Reorganization Adjustments		Successor Company 4/30/04

Borrowings under DIP credit agreement	$6,400	-		-		6,400
Current installments of obligations under capital leases	749	-		(272	) (3)	477
Accounts payable	26,293	-		-		26,293
Accrued salaries, wages and employee benefits	4,501	-		-		4,501
Workers’ compensation benefits	9,500	-		-		9,500
Black lung benefits	2,500	-		-		2,500
Accrued taxes	3,588	-		-		3,588
Other current liabilities	4,037	-		-		4,037

Total current liabilities	57,568	-		(272)		57,296

Long term debt	-	75,000	(1)	-		75,000

Noncurrent portion of workers’ compensation benefits	42,699	-		-		42,699
Noncurrent portion of black lung benefits	10,661	-		13,610	(4)	24,271
Pension obligations	14,267	-		3,363	(5)	17,630
Asset retirement obligations	13,963	-		-		13,963
Obligations under capital leases, excluding current installments	1,159	-		(240	) (3)	919
Deferred income taxes	-	-		27,391	(6)	27,391
Other long term liabilities	658	-		-		658

Total other liabilities	83,407	-		44,124		127,531

Liabilities subject to compromise	319,451	(319,451	) (1)	-		-

Total liabilities	460,426	(244,451)		43,852		259,827

Common stock	-	138	(1)	-		138
Paid-in-capital	226	63,153	(1)	(226	) (7)	63,153
Retained earnings (accumulated deficit)	(111,533)	178,050	(1)	(66,517	) (7)	-
Subscribed shares	(821)	-		821	(7)	-
Accumulated other comprehensive income (loss)	(15,709)	-		15,709	(7)	-

Total shareholders’ equity (deficit)	(127,837)	241,341		(50,213)		63,291

Total liabilities and shareholders’ equity	$332,589	(3,110)		(6,361)		323,118

The following is a description of the fresh start adjustments for debt extinguishment and reorganization adjustments:

Extinguishment of Debt

(1)	Liabilities subject to compromise that were extinguished in bankruptcy consist of the following (amounts in 000’s):

Pre-petition bank loan agreement	$207,807
Pre-petition senior note	37,953
Accrued and unpaid interest	12,234
Terminated interest rate swap	8,434

Total secured	266,428

Promissory notes	5,176
Redeemable preferred stock	8,500
Accounts payable and other	39,347

Total unsecured	53,023

Total liabilities subject to compromise	$319,451

The Company issued new common shares, new secured debt, and transferred its interest in specified life insurance policies held in a rabbi trust to the creditors in full satisfaction of pre-petition claims.  The gain on extinguishment of pre-petition claims is calculated as follows (amounts in 000’s):

Liabilities subject to compromise	$319,451
Less: Assets of rabbi trust transferred to creditors	(3,110)
Less: New secured debt issued in exchange for pre-petition debt	(75,000)
Less: Fair value of common shares issued	(63,291)

Gain on extinguishment of pre-petition claims	$178,050

Reorganization Adjustments

(2)

In connection with the application of fresh start accounting, the Company made adjustments aggregating approximately $6.3 million to record its identifiable assets at fair value as follows: (amounts in 000’s):

Increase/(Decrease)

Coal inventories	$1,079
Prepaid royalties	(362)
Other current assets	(347)
Land and mineral rights	(57,567)
Buildings, machinery and equipment	(155,050)
Mine development costs	(12,984)
Less accumulated depreciation, depletion, and amortization	219,604
Other long-term assets	(734)

Total fair value adjustments to identifiable assets	$(6,361)

(3)	Contractual terms of certain capital lease agreements were renegotiated during bankruptcy. Obligations under capital leases have been adjusted to reflect the revised terms.

(4)	The liability for black lung benefits has been adjusted to reflect the total discounted benefit obligation.

(5)	The pension liability has been adjusted to reflect the total discounted projected benefit obligation of the plan.

(6)	Deferred income taxes have been adjusted to reflect differences in the book and tax basis of the revalued assets and liabilities of the Company after application of fresh start accounting.

(7)	The equity of the predecessor company, including subscribed shares and accumulated other comprehensive loss, has been eliminated in fresh start accounting.

(3)	Long Term Debt and Interest Expense

Long-term debt at March 31, 2005 is as follows (amounts in 000’s):

March 31, 2005

Senior secured credit facility:
Term loan component	$20,000
Revolver component	-

Term credit facility	75,000

Total long-term debt	95,000

Less amounts classified as current	3,600

Total long-term debt, less current maturities	$91,400

(a)	Senior Secured Credit Facility

Effective May 6, 2004, the Company closed a $50 million senior secured credit facility with Wells Fargo Foothill, Inc. (the Senior Secured Credit Facility).  This facility was used to repay outstanding amounts and replace letters of credit previously issued under the $20 million debtor-in-possession facility to pay expenses associated with the exit from bankruptcy and to provide liquidity for general corporate purposes.  The Senior Secured Credit Facility is comprised of a $30 million revolver component and a $20 million term component.  The term loan was fully funded at closing.  Borrowings under the revolver component bear interest at LIBOR + 2.5% or the Base Rate (as defined in the credit agreement) + 1.0%.  Borrowings under the term component bear interest at LIBOR + 5.25% or the Base Rate + 3.85%.  The term of the Senior Secured Credit Facility is five years.  Principal payments on the term component of $900,000 per quarter commence on April 1, 2005 and continue through April 1, 2009, with the remaining principal balance due on May 6, 2009.  Interest is payable in arrears, on the first day of each month on  Base Rate borrowings while interest on LIBOR Rate borrowings is due on the last day of the LIBOR interest period.  Advances under the Senior Secured Credit Facility are secured by a first priority lien on substantially all of the Company’s assets, and, except for the Term Credit Facility, the Company may not incur additional debt on the assets securing the Revolving Credit Facility.  Advances under the revolver component may not exceed a borrowing base calculation derived as a percentage of eligible assets.  The Senior Secured Credit Facility can be terminated with 90 days written notice by paying all outstanding principal, interest and making any prepayment premium payments due.  The $30 million revolver component has a prepayment premium of 2.5% of the total revolver commitment for the first year, declining to 2.0% for the second year, 1.5% for the third year and 0.5% for the fourth year.  There is not a prepayment premium for the fifth year of the revolver component of the Senior Secured Credit Facility.  The $20 million term loan component has a prepayment premium of $200,000 (1.0%) if paid prior to April 30, 2007.  There is no prepayment premium after April 30, 2007 for the term loan component.

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

(c)	Interest Expense and Other

Until the date of filing of bankruptcy, the Company accrued interest. The Company determined that there was insufficient collateral to cover the interest portion of the scheduled payments on its prepetition debt obligations. As of the bankruptcy date the Company ceased accruing interest on all the prepetition secured debt obligations. If such interest had continued to be accrued, interest expense would have been approximately $5.7 million for the three months ended March 31, 2004. During the three months ended March 31, 2005 and 2004, the Company paid $2,087,000 and $147,000 in interest, respectively.

The Senior Secured Credit Facility and the Term Credit Facility contain financial covenants including a fixed charge coverage, a minimum leverage, minimum consolidated tangible net worth, minimum Consolidated Total EBITDA (as defined in each of the credit facilities), and maximum annual limits on capital expenditures.  The Company was in compliance with all of the financial covenants for the Senior Secured Credit Facility and the Term Credit Facility as of March 31, 2005.  The Company’s debt covenants also prohibit payment of cash dividends.

(4)	Equity

	(a)	Preferred Stock and Shareholder Rights Agreement

The Company has authorized 10,000,000 shares of preferred stock, $1.00 par value, the rights and preferences of which are established by the Board of the Directors.  The Company has reserved 500,000 of these shares as Series A Preferred Stock for issuance under a shareholder rights agreement (the “Rights Agreement”).

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

In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of the Company’s consolidated assets or earning power is sold after a person or group has become an Acquiring Person, each holder of a Right, other than the Rights beneficially owned by the Acquiring Person (which will thereafter be void), will receive, upon the exercise of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.  In the event that any person becomes an Acquiring Person, each Right holder, other than the Acquiring Person (whose Rights will become void), will have the right to receive upon exercise that number of shares of common stock having a market value of two times the exercise price of the Right.

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

On July 1, 2003, the Company adopted Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which required that dividends on redeemable preferred stock be reported as a financing cost in our statement of operations. Accordingly, preferred dividends of $170,000 for the three months ended March 31, 2004, are included in interest expense in the condensed consolidated statements of operations.

The preferred stock was cancelled on May 6, 2004 in accordance with the terms of the Plan of Reorganization.

(5)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $32.7 million as of March 31, 2005 to guarantee performance under certain contractual arrangements.  The Company has letters of credit totaling $7.8 million that are collateralized by restricted cash (see note 1(c)).  The remaining letters of credit totaling $24.9 million were issued under the Senior Secured Credit Facility and reduce the Company’s availability under the $30 million revolver component.  The Company is charged a fee of 2.5% annually on letters of credit outstanding.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(6)	Reorganization Items, Net

Reorganization items, net, consists of the following (amounts in 000’s):

Predecessor Company Three Months Ended 03/31/04

Professional fees and administrative expenses	$1,607
Interest income	(50)

$1,557

(7)	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, excluding restricted common stock subject to continuing vesting requirements.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period and, when dilutive, potential common shares from the exercise of stock options and restricted common stock subject to continuing vesting requirements, pursuant to the treasury stock method.

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share:

	Successor Company Three Months Ended 3/31/05	Predecessor Company Three Months Ended 3/31/04

Weighted average number of common shares outstanding:
Basic	13,799,994	16,890
Effect of dilutive instruments	951,678	-

Diluted	14,751,672	16,890

On May 6, 2004 the Company emerged from bankruptcy under a joint plan of reorganization.  On that date the Company cancelled all existing equity securities and issued 13,799,994 shares of new common stock, which were distributed pro-rata to the pre-petition secured creditors.

(8)	Pension Expense

The components of net periodic benefit cost are as follows (amounts in 000’s):

	Successor Company Three Months Ended 3/31/05	Predecessor Company Three Months Ended 3/31/04

Service cost	$527	459
Interest cost	793	723
Expected return on plan assets	(761)	(608)
Amortization of prior service cost	—	97
Recognized actuarial loss	—	255

Net periodic benefit cost	$559	926

(9)	Pneumoconiosis (Black Lung) Benefits

The expense for black lung benefits consists of the following (amounts in 000’s):

	Successor Company Three Months Ended 3/31/05	Predecessor Company Three Months Ended 3/31/04

Service cost	$74	74
Interest cost	340	188
Amortization of actuarial loss	54	262

Total expense	$468	524

(10)	Definitive Agreement to Acquire Triad Mining, Inc.

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

Overview

We mine, process and sell bituminous, low sulfur, steam- and industrial-grade coal through five operating subsidiaries (“mining complexes”) located throughout Eastern Kentucky.  Our five mining complexes include 18 mines and seven preparation plants, five of which have integrated rail loadout facilities and two of which use a common loadout facility at a separate location.  For the three months ended March 31, 2005, we generated approximately 76% of our revenues from several long-term contracts with electrical utilities, including 32% derived from our largest customer, Georgia Power Company.  Of the remaining revenues, 22% were generated by industrial accounts and 2% were generated from fees from the handling and marketing of coal-based synfuel product.

As compared to the prior year, we experienced a significant increase in mining costs during the first three months of 2005.  The increased costs were primarily due to higher sales related costs and an increase in roof support and mining bit costs due to an increase in steel costs.  We continue to focus on reducing our operating costs at each mine and improving miner productivity.

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

Reserves for these purposes are defined by SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  The reserve estimates were prepared using industry-standard methodology to provide reasonable assurance that the reserves are recoverable, considering technical, economic and legal limitations.  Although MM&A has reviewed our reserves and found them to be reasonable (notwithstanding unforeseen geological, market, labor or regulatory issues that may affect the operations), by assignment, MM&A has not performed an economic feasibility study for our reserves.  In accordance with standard industry practice, we have performed our own economic feasibility analysis for our assigned reserves.  It is not generally considered to be practical, however, nor is it standard industry practice, to perform a feasibility study for a company’s entire reserve portfolio.  In addition, MM&A did not independently verify our control of our properties, and has relied solely on property information supplied by us.  Reserve acreage, average seam thickness, average seam density and average mine and wash recovery percentages were verified by MM&A to prepare a reserve tonnage estimate for each reserve.  There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves as discussed below under “– Critical Accounting Estimates – Coal Reserves”.

Based on the MM&A reserve study and the foregoing assumptions and qualifications, and after giving effect to our operations from March 31, 2004 through March 31, 2005, we estimate that, as of March 31, 2005, we controlled approximately 221.6 million tons of proven and probable coal reserves.  The following table provides additional information regarding changes to our reserves since March 31, 2004 (in millions of tons):

	Three Months Ended March 31, 2005	Nine Months Ended December 31, 2004

Proven and Probable Reserves beginning of period (1)	207.4	207.2
Coal Extracted	(2.2)	(6.3)
Acquisitions (2)	15.4	3.7
Adjustments (3)	1.0	2.8

Proven and Probable Reserves end of period	221.6	207.4

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which requires all public companies to measure compensation cost in the income statement for all share-based payments (including employee stock options) at fair value for fiscal years beginning after June 15, 2005.  We intend to adopt FAS 123R on January 1, 2006 using the modified-prospective method.  We have not completed our assessment of the impact of the adoption of this statement on our financial statements.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption to the extent non qualified stock options are exercised.

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

In the operations area, we monitor the volume of coal that is produced by each of our principal sources, including company mines, contract mines, and purchased coal sources.  For our company mines, we focus on both operating costs and operating productivity.  Our operating costs are measured by our operating costs per ton produced.  We measure our operating productivity by Linear Feet (of mine advance) Per Man Hour (LFPMH).  LFPMH gives us a good indication of labor productivity across a number of different mines.

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

As discussed above, our costs of production have recently increased.  We expect the higher costs to continue for the next several years, due to a highly competitive market for a limited supply of skilled mining personnel and higher costs in worldwide commodity markets.  We are actively recruiting and training new personnel to staff our mines.  However, we expect the strong market pricing for coal to increase turnover of existing personnel and potentially lead to higher costs for employees that we retain.  Our costs have also increased for steel and other commodities used in our mining operations.  We believe these increases are the result of economic development in the Pacific Rim (notably China) and an expanding economy in the United States.  We do not anticipate a change in these circumstances during the next one to two years.

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

As a result of the reorganization transactions and the implementation of fresh start accounting, our results of operations after our emergence from bankruptcy are those of a new reporting entity (the “Successor Company”), and are not comparable to the results of operations of the pre-emergence Company (the “Predecessor Company”) for prior periods described in this management’s discussion and analysis and reported in our condensed consolidated financial statements.

Our interim condensed consolidated financial statements for the three months ended March 31, 2005 and 2004 presented in this report are unaudited.  The financial statements for the three months ended March 31, 2004 include the effects of our bankruptcy proceedings.  These include the classification of certain expenses, and gains and losses as reorganization items, and other matters described in the notes to our condensed consolidated financial statements.

Recent Developments

Definitive Agreement to Acquire Triad Mining, Inc.

In March 2005, we signed a definitive agreement to acquire Triad Mining, Inc. (“Triad”), for $75.0 million, consisting of $64.0 million in cash and $11.0 million of our common stock.  The final closing of the Triad acquisition is subject to various conditions.  The cash portion of the purchase price will be increased or decreased based on changes in Triad’s net working capital, less agreed upon distributions, between December 31, 2004 and the closing date.

Triad operates six surface mines and one underground mine in Southern Indiana, and in 2004 produced approximately 3.4 million tons of coal.  Of the 3.4 million tons produced, approximately 87% came from surface mines, while the remaining 13% came from underground mines.  In 2004, Triad generated revenues of approximately $81.6 million.  As of February 1, 2005, based upon an independent reserve report, we believe that Triad controlled approximately 17.6 million tons of proven and probable coal reserves.

Financing Developments

We recently filed a Registration Statement with the Securities and Exchange Commission for a proposed offering of 1,500,000 shares of our common stock and a concurrent offering of $150 million of senior notes due 2012.  The underwriters also have an option to purchase an additional 525,000 shares of our common stock to cover any over-allotments.  We also intend to enter into a proposed new $100 million senior secured credit facility.  If completed as planned, we would expect to have $25 million of availability under the new senior secured credit facility.  The proposed new senior secured credit facility is contingent upon completion of the Triad acquisition.  The concurrent offerings of common stock and notes are not conditioned upon each other.  We cannot assure you that we will be able to complete either or both of the concurrent offerings or enter into our proposed new senior secured credit facility.

Results of Operations

Three Months Ended March 31, 2005 Compared with the Three Months Ended March 31, 2004

The following compares the three months ended operating results for the Predecessor Company with that of the Successor Company.  However, as a result of the reorganization transaction and the implementation of fresh start accounting, the results of operations of the Successor Company and the Predecessor Company are not comparable.

The following table shows selected operating results for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 (amounts in 000’s):

	Three Months Ended March 31,

	2005	2004	Change

Volume (tons)	2,228	2,287	(3%)
Revenues
Coal sales	$96,401	79,239	22%
Synfuel handling	1,474	1,619	(9%)
Cost of coal sold	80,942	65,707	23%
Depreciation, depletion and amortization	9,478	9,272	2%
Gross profit	7,455	5,879	27%
Selling, general and administrative expenses	5,035	3,561	41%

          Volume and revenues

For the three months ended March 31, we shipped 2.2 million tons of coal in 2005 and 2.3 million tons in 2004.  We experienced a reduction during the three months ended March 31, 2005 of 102,000 tons from contract mining operations as compared to the three months ended March 31, 2004.  This reduction was primarily due to delays in the commencement of operations at one of our contract surface mines and delays in obtaining production equipment.  That contract surface mine began producing coal in April 2005 and is expected to reach normalized production levels during the second quarter of 2005.

Coal sales revenue for the three months ended March 31, increased from $79.2 million in 2004 to $96.4 million in 2005.  This increase was due to an increase in the average sales price per ton for sales under long-term contracts and spot sales.  For the three months ended March 31, 2005, we sold 1.9 million tons of coal under long-term contracts (87% of total sales volume) at an average selling price of $40.46 per ton.  For the three months ended March 31, 2004, we sold 1.9 million tons of coal (82% of total sales volume) under long-term contracts at an average selling price of $33.51 per ton.  The increase in average selling price from contract sales from 2004 to 2005 was due to the renegotiation of below-market contract prices as part of our bankruptcy proceedings.  For the three months ended March 31, 2005, we sold 296,000 tons of coal (13% of total sales volume) to the spot market at an average selling price of $61.63 per ton.  For the three months ended March 31, 2004, we sold approximately 405,000 tons (18% of total sales volume) to the spot market at an average selling price of $39.92 per ton.

          Operating costs

For the three months ended March 31, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $65.7 million in 2004 to $80.9 million in 2005.  Our cost per ton of coal sold increased from $28.70 per ton in the 2004 period to $36.33 per ton in the 2005 period.  This $7.63 increase in cost per ton of coal sold was due to several factors.  Sales related costs (primarily royalties and severance taxes) increased by $1.30 per ton as a result of increased sales prices.  Labor and benefit costs increased by $1.24 per ton in the 2005 period due to a wage increase to all production employees, effective January 1, 2005.  The competitive job market in the coal industry necessitated this increase.  Variable costs increased by $3.41 per ton, primarily due to a per ton increase in roof support materials and mining bits costs due to the increase in worldwide steel prices.  Trucking costs increased by $1.16 per ton in the 2005 period due to tonnage restrictions and higher fuel costs.

For the three months ended March 31, depreciation, depletion and amortization, increased from $9.3 million in 2004 to $9.5 million in 2005.  On a per ton basis, depreciation, depletion and amortization was $4.05 for the three months ended March 31, 2004 and $4.25 for the three months ended March 31, 2005.  These results are not comparable due to the impact of fresh start accounting on our asset base.

Selling, general and administrative expenses increased from $3.6 million for the three months ended March 31, 2004 to $5.0 million for the months ended March 31, 2005.  This increase was primarily due to $447,000 charges in 2005 for stock related compensation, a $256,000 increase in salaries, a $261,000 increase in other administrative costs associated with being a public company and a $213,000 increase in bank fees for our asset backed credit facilities.

          Income taxes

Our effective tax rate for the three months ended March 31, 2005 was 18.3%.  Our effective income tax rate is impacted by percentage depletion.  Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost depletion, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Liquidity and Capital Resources

Although our cash from operations has changed significantly in the periods discussed below, we do not believe that those periods are comparable due to our emergence from bankruptcy.  We experienced unusual swings in working capital leading up to and entering bankruptcy.  We also were able to renegotiate our coal contracts due to the bankruptcy, which increased our revenues.  We believe that our liquidity going forward will be generated primarily by our gross profit on coal sales.  The gross profit will be driven primarily by the price of coal and our operating costs.  Our capital expenditure payments for existing operations are expected to be paid out of the cash generated by the gross profit.

As of March 31, 2005, we had available liquidity of approximately $6.8 million.  This consisted of unrestricted cash on hand of approximately $1.7 million and availability under the revolver component of our Senior Secured Credit Facility of approximately $5.1 million.

After the refinancing of our existing debt as described above under “– Recent Developments – Financing Developments,” we expect to have availability under our proposed new senior secured credit facility of approximately $25 million.

Excluding the proposed financings discussed above, our primary source of cash will be sales of coal to our utility and industrial customers.  The price of coal received can change dramatically based on supply and demand and will directly affect this source of cash.  Our primary uses of cash include the payment of ordinary mining expenses to mine coal, capital expenditures and benefit payments.  Ordinary mining expenses are driven by the cost of supplies, including steel prices and diesel fuel.  Benefit payments include payments for workers’ compensation and black lung benefits paid over the lives of our employees.  We are required to pay these when due, and are not required to set aside cash for these payments.  We have posted surety bonds with state regulatory departments to guarantee these payments and have secured letters of credit as further security for these obligations.  Recently, surety bond costs have increased, while the market terms of surety bonds have generally become less favorable.  To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.  The benefit payments for workers’ compensation and black lung benefits will be paid as the claims are submitted over the lives of our employees.

Excluding the other proposed financings discussed above, we expect that our secondary source of cash will be the revolver component of our proposed new senior secured credit facility.  We believe that cash on hand, cash generated from our operating activities, and availability under the revolver component of our proposed new senior secured credit facility will be sufficient to meet our working capital needs, to fund our capital expenditures for existing operations and to meet our debt service obligations for the next twelve months, excluding the Triad acquisition.  Nevertheless, there are many factors beyond our control, including general economic and coal market conditions, that could have a material adverse impact on our ability to meet our liquidity needs.

In the event that the sources of cash described above are not sufficient to meet our future cash requirements, we will need to reduce certain planned expenditures or seek additional financing, or both.  If debt financing is not available on favorable terms, we may seek to raise funds through the issuance of our equity securities.  If such actions are not sufficient, we may need to limit our growth or reduce or curtail some of our operations to levels consistent with the constraints imposed by our available cash flow, or both.  Our ability to seek additional debt or equity financing may be limited by our existing and any future financing arrangements and/or economic and financial conditions.  In particular, our Senior Secured Credit Facility restricts, and our proposed senior notes and new senior secured credit facility, if completed, will restrict our ability to incur additional indebtedness.  We cannot provide assurance that any reductions in our planned expenditures or in our expansion and personnel would be sufficient to cover shortfalls in available cash or that additional debt or equity financing would be available on terms acceptable to us, if at all.

Other than ordinary course of business expenses and capital expenditures for existing mines during the next several years and the proposed Triad acquisition, our only large expected use of cash will be the development of a new mine at our McCoy Elkhorn complex discussed below.  We expect to invest approximately $23 million in additional expenditures during 2005 in the development of the new McCoy Elkhorn mine and the related preparation plant upgrade.  We expect that such expenditures will be funded through cash on hand, cash generated by operations and from the revolver component of our Senior Secured Credit Facility or our proposed new senior secured credit facility.

The following chart reflects the components of our debt as March 31, 2005 (amounts in 000’s):

Senior Secured Credit Facility
Term loan component	$20,000
Revolver component	-
Term Credit Facility	75,000

Total long term debt	95,000
Less amounts classified as current	3,600

Total long term debt, less current maturities	$91,400

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

The Senior Secured Credit Facility and the Term Credit Facility contain financial covenants for fixed charge coverage, total leverage, minimum consolidated tangible net worth, minimum Consolidated Total EBITDA (as defined in each of the credit facilities), and maximum capital expenditures.  We were in compliance with all of the financial covenants for the Senior Secured Credit Facility and the Term Credit Facility as of March 31, 2005.

As described above, we have recently filed a registration statement with the Securities and Exchange Commission for a planned offering of 1,500,000 shares of our common stock and a concurrent offering of $150 million senior notes due 2012.  The underwriters also have an option to purchase an additional 525,000 of our common stock to cover any over-allotments.  If we complete these transactions, we would expect to use the net proceeds to complete the Triad acquisition and to refinance all amounts outstanding under the Senior Secured Credit Facility and Term Credit Facility.  We also expect to enter into a proposed new senior secured credit facility.  After giving effect to these transactions, our total debt and interest expense will increase significantly.  The concurrent offerings of common stock and notes are not conditioned upon each other.  We cannot assure you that we will be able to complete either or both of the concurrent offerings or enter into our proposed new senior secured credit facility.

Net cash provided by or used in operating activities reflects net income or loss adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities).  Net cash provided by operating activities was $12.7 million for the three months ended March 31, 2005, and net cash used by operating activities was $3.1 million for the three months ended March 31, 2005.  For the three months ended March 31, 2004, the Company’s net income, as adjusted for non cash charges, was offset by a $2.1 million increase in cash from operations due to changes in our working capital.  This change in net working capital was primarily caused by changes in accounts receivable due to increased sales and an increase in accounts payable due to timing and increased capital expenditures.

Net cash used by investing activities increased $6.8 to $14.7 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.  The increase was primarily due to additional capital expenditures for the three months ended March 31, 2005 on Mine 15 of $5.5 million.  The remaining capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the efficiency of our mining operations.

Net cash provided by or used in financing activities primarily reflects changes in short- and long-term financing.  Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2005 and net cash used in financing activities was $6.3 million for the three months ended March 31, 2004.  During the three months ended March 31, 2004, we borrowed $6.4 million under its Debtor in Possession Loan.

Certain Risks

For a discussion of certain risk factors that may impact our business, refer to “Critical Accounting Estimates and Assumptions” within this Form 10-Q and to the “Risk Factors” discussed in our registration statement on Form S-1 as initially filed with the Securities and Exchange Commission on April 19, 2005, as amended.

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations.  At March 31, 2005, we had $69.4 million of outstanding surety bonds with third parties.  These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $26.6 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $2.5 million.  Recently, surety bond costs have increased, while the market terms of surety bonds have generally become less favorable.  To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations.  At March 31, 2005, we had $32.7 million of letters of credit outstanding, including $7.8 million of letters of credit outstanding collateralized by $8.4 million of cash deposited in restricted, interest-bearing accounts pledged to issuing banks.

Critical Accounting Estimates

Overview

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  Generally accepted accounting principles require estimates and judgments that affect reported amounts for assets, liabilities, revenues and expenses.  The estimates and judgments we make in connection with our consolidated financial statements are based on historical experience and various other factors we believe are reasonable under the circumstances.  Note 1 of the notes to the condensed consolidated financial statements lists and describes our significant accounting policies.  The following critical accounting policies have a material effect on amounts reported in our consolidated financial statements.

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

We accrue for the present value of certain workers’ compensation obligations as calculated by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 5.25% at December 31, 2004.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements.  If we were to decrease our estimate of the discount rate from 5.25% to 4.25%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $3.5 million.  A change in the law, through either legislation or judicial action, could cause these assumptions to change.  If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated.  Our estimated workers’ compensation liability as of March 31, 2005 was $50.5 million.

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

An independent actuary has calculated the estimated pneumoconiosis liability based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 5.25% at December 31, 2004.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements.  If we were to decrease our estimate of the discount rate from 5.25% to 4.25%, all other things being equal, the present value of our black lung obligation would increase by approximately $3.3 million.  A change in the law, through either legislation or judicial action, could cause these assumptions to change.  If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated.  Our estimated pneumoconiosis liability as of March 31, 2005 was $26.0 million.

Defined Benefit Pension

The estimated cost and benefits of our non-contributory defined benefit pension plans are determined by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate, future rate of increase in compensation levels and expected long-term rate of return on pension plan assets.  In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments.  At December 31, 2004, the discount rate used to determine the obligation was 5.5%.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements.  If we were to decrease our estimate of the discount rate from 5.5% to 4.5%, all other things being equal, the present value of our pension liability would increase by approximately $11.0 million.  The rate of increase in compensation levels is determined based upon our long-term plans for such increases.  The rate of increase in compensation levels used was 4.0% for the year ended December 31, 2004.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets.  The expected long-term rate of return on plan assets used to determine expense in each period was 8.0% for of the year ended December 31, 2004.  Significant changes to these rates would introduce substantial volatility to our pension expense.  Our pension obligation as of March 31, 2005 was $15.2 million.

Reclamation and Mine Closure Obligation

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining.  Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements.  Statement No. 143 requires that asset retirement obligations be recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows.  Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed.  In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit, as necessary.  The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf.  The discount rate is based on interest rates of bonds with maturities similar to the estimated future cash flow.  The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly.  The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ.  If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under Statement No. 143, then the costs should be lower.  If governmental regulations change, then the costs of reclamation will be impacted.  Statement No. 143 recognizes that the recorded liability will be different than the final cost of the reclamation and addresses the settlement of the liability.  When the obligation is settled, and there is a difference between the recorded liability and the amount of cash paid to settle the obligation, a gain or loss upon settlement is included in earnings.  Our asset retirement obligation as of March 31, 2005 was $16.2 million.

Contingencies

We are the subject of, or a party to, various suits and pending or threatened litigation involving governmental agencies or private interests.  We have accrued the probable and reasonably estimable costs for the resolution of these claims based upon management’s best estimate of potential results, assuming a combination of litigation and settlement strategies.  Unless otherwise noted, management does not believe that the outcome or timing of current legal or environmental matters will have a material impact on our financial condition, results of operations or cash flows.  See the notes to the condensed consolidated financial statements for further discussion on our contingencies.

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

Each of these factors may in fact vary considerably from the assumptions used in estimating reserves.  For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially.  Actual production, revenue and expenditures with respect to reserves will likely vary from estimates, and these variances could be material.  In particular, a variance in reserve estimates could have a material adverse impact on our annual expense for depreciation, depletion and amortization and our annual calculation for potential impairment.  For a further discussion of our coal reserves, see “– Reserves.”

Other Supplemental Information

Labor and Turnover

Recruiting, hiring and retaining skilled mine production personnel has become challenging during the past several years.  This is due to the aging of the industry workforce and the availability of other suitable positions for potential employees.  The current strong market prices have also contributed to a higher level of turnover as competing coal mining companies attempt to increase production.

Based on average employment of production personnel, our gross turnover has been approximately 18.3% during the twelve months ended March 31, 2005.  Our net turnover during this period, after considering employees that have left and been rehired, is approximately 7.9%.  We believe that our retention of employees is equal to, or better, than other coal mining companies in our operating area.

We are actively working to improve our results in this area including the development of safety and incentive plans that we believe will further reduce our employee turnover and improve employee relations.

Sales Commitments

As of March 31, 2005, we had the following contractual commitments (including long term and short term contracts) to ship coal at a fixed and known price during the period indicated:

	Nine Months Ending December 31, 2005		2006		2007

	Average Price Per Ton	Tons	Average Price Per Ton	Tons	Average Price Per Ton	Tons

Total Sales Commitments	$41.87	6,665,600	$40.21	4,694,000	$38.37	1,630,000

Project Development

We undertake projects to add and replace production, improve productivity and efficiency, and add reserves. Currently, we have several projects underway, including the development of Mine 15 at our McCoy Elkhorn complex, and several projects under consideration, including certain projects described below.

          Mine 15 Project

The Mine 15 project involves construction of a mine at our McCoy Elkhorn complex to access what we estimate to be approximately 14 million tons of controlled reserves in the Glamorgan, or Millard, seam. Included in the Mine 15 project are construction of a slope and shaft along with related surface facilities and an upgrade to the adjacent Bevins Branch preparation plant. During 2004, capital expenditures for the Mine 15 project were $3.7 million. We expect the total budget cost for this project to increase modestly from the original budget of $22 million due to higher costs of steel and cement. The excavation has progressed to the point that both the slope and the shaft have now reached the coal seam. The fabrication and installation of the remaining mine infrastructure is expected to be completed before December 31, 2005, and the mine is expected to have very limited production beginning in the fourth quarter of 2005, before ramping up to full annualized production levels of approximately 1.4 to 1.5 million tons by the end of 2006. Due to the flexibility of shipping locations in all of the Company’s non-synfuel coal supply agreements, all coal from Mine 15 is considered uncommitted and unpriced.

Test results for coal samples taken from Mine 15 indicate that the coal can be sold as a high quality utility steam coal with average heat content of 13,000 Btu and average sulfur content of less than 1%, during the initial years of mining. We may also use the coal to blend with higher sulfur coal at the McCoy Elkhorn complex. Depending on market conditions, and in certain limited circumstances, we may also sell the coal as a low quality metallurgical coal for blending purposes by other suppliers. We have not determined the percentage of coal that will be allocated to each end-market. We continue to negotiate with mineral owners to add additional contiguous reserves to the project.

          Potential Surface Mining Projects

Our operations and engineering teams have identified 41 surface mining projects that merit further review. We currently control more than 75% of these reserves. Sixteen of these projects have current state mine permits, and the Army Corps of Engineers permitting process has already begun on these properties. Our management team expects six projects from this list to be presented for board consideration and potential near-term development.

          Potential Preparation Plant Projects

Our operations and engineering teams have developed a list of projects intended to improve the yield of existing preparation plants. These projects are concentrated in the screening and separation areas of the plants. Our management team expects to present the project analysis for board consideration during the second quarter of 2005. If approved, and we proceed, these projects will likely be completed during the first quarter of 2006.

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

We wish to caution readers that forward-looking statements, including disclosures which use words such as “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, and similar statements, are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations.  These risks and uncertainties include, but are not limited to, the following: a change in the demand for coal by electric utility customers; the loss of one or more of our largest customers; inability to secure new coal supply agreements or to extend existing coal supply agreements at market prices; failure to exploit additional coal reserves, including contiguous reserves to those currently held by Triad; inability to sell the coal from Mine 15 into the metallurgical coal market; failure to diversify our operations; increased capital expenditures; encountering difficult mining conditions; increased compliance costs; bottlenecks or other difficulties in transporting coal to our customers; lack of availability of financing sources; the effects of regulation and competition; additional turnover of employees and independent contractors; the risk that the Company is unable to close the Triad acquisition or to successfully integrate the Triad business; and the risk factors detailed in our Form S-1 registration statement filed with the Securities and Exchange Commission on April 19, 2005, as amended, which factors are incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our $75 million Term Credit Facility has a fixed interest rate and is not sensitive to changes in the general level of interest rates.  Our Senior Secured Credit Facility has floating interest rates based on LIBOR or the Base Rate as defined in the credit agreement.  We expect that our proposed new senior secured credit facility also will have floating interest rates.

As of March 31, 2005, we had $20 million outstanding under the term component of the Senior Secured Credit Facility.  We do not expect to use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.2 million.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments.  We believe that the percentage of our sales pursuant to long-term contracts was approximately 80% for the three months ended March 31, 2005.

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

Changes in Internal Controls Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, we issued common stock to the following persons or classes of persons, in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as follows:

Recipient	No. Shares	Date of Issuance	Consideration
Operating and senior management	25,000	January 10, 2005	Services rendered

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2

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

May 11, 2005