Form 10-Q
period 2005-06-30
James River Coal CO
filed 2005-08-15
CIK 1297720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File
June 30, 2005	Number 000-51129

JAMES RIVER COAL COMPANY
(Exact name of registrant as specified in its charter)

Virginia	54-1602012
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

901 E. Byrd Street, Suite 1600
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (804) 780-3000

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

YES   ☑           NO   ☐

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of June 30, 2005 was 16,585,426

FORM 10-Q INDEX

		Page

PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2005 (Successor), the two months ended June 30, 2004 (Successor) and the one month ended April 30, 2004 (Predecessor)	5

	Condensed Consolidated Statements of Operations for the six months ended June 30, 2005 (Successor), the two months ended June 30, 2004 (Successor) and the four months ended April 30, 2004 (Predecessor)	6

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for the six months ended June 30, 2005 (Successor), eight months ended December 31, 2004 (Successor) and four months ended April 30, 2004 (Predecessor)	7

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 (Successor), the two months ended June 30, 2004 (Successor) and the four months ended April 30, 2004 (Predecessor)	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	37

Item 4.	Controls and Procedures	37

PART II	OTHER INFORMATION	38

Item 4.	Submission of Matters to a Vote of Securities Holders	38

Item 6.	Exhibits	38

SIGNATURES		39

Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2005	December 31, 2004
Assets	(Unaudited)
Current assets:
Cash	$26,038	3,879
Receivables:
Trade	39,403	23,871
Other	40	7,362
Total receivables	39,443	31,233
Inventories:
Coal	9,921	2,305
Materials and supplies	5,649	4,084
Total inventories	15,570	6,389
Prepaid royalties	4,601	4,358
Other current assets	3,218	6,337
Total current assets	88,870	52,196
Property, plant, and equipment, at cost:
Land	5,832	2,698
Mineral rights	194,564	162,577
Buildings, machinery and equipment	159,943	106,105
Mine development costs	16,783	5,729
Construction-in-progress	2,169	231
Total property, plant, and equipment	379,291	277,340
Less accumulated depreciation, depletion, and amortization	42,790	21,765
Property, plant and equipment, net	336,501	255,575
Goodwill	31,444	-
Restricted cash (note 1(c))	13,262	8,404
Other assets	17,260	11,651
Total assets	$487,337	327,826

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2005	December 31, 2004
Liabilities and Shareholders' Equity	(Unaudited)

Current liabilities:
Current maturities of long-term debt (note 3)	$259	2,700
Current installments of obligations under capital leases	374	388
Accounts payable	22,520	15,116
Accrued salaries, wages, and employee benefits	4,248	2,093
Workers' compensation benefits	12,175	12,090
Black lung benefits	2,600	2,600
Accrued taxes	3,812	3,530
Other current liabilities	6,462	3,633
Total current liabilities	52,450	42,150
Long-term debt, less current maturities (note 3)	150,000	92,300
Other liabilities:
Noncurrent portion of workers' compensation benefits	38,337	38,223
Noncurrent portion of black lung benefits	23,496	23,341
Pension obligations	13,899	15,744
Asset retirement obligations	22,923	14,939
Obligations under capital leases, excluding current installments	404	637
Deferred income taxes	64,487	34,615
Other	231	292
Total liabilities	366,227	262,241
Shareholders' equity
Preferred Stock, $1.00 par value. Authorized 10,000,000 shares	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares;
issued and outstanding 16,585,426 and 14,740,694, respectively	166	147
Paid-in-capital	129,178	71,784
Deferred stock-based compensation	(8,787)	(7,540)
Retained earnings	445	1,151
Accumulated other comprehensive income	108	43
Total shareholders' equity	121,110	65,585
Commitments and contingencies (note 5)
Total liabilities and shareholders' equity	$487,337	327,826

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Successor	Successor	Predecessor
	Three Months	Two Months	One Month
	Ended 06/30/05	Ended 06/30/04	Ended 04/30/04

Revenues	$113,313	64,485	33,091
Cost of sales:
Cost of coal sold	90,965	47,310	23,586
Depreciation, depletion, and amortization	11,571	5,538	3,042
Total cost of sales	102,536	52,848	26,628
Gross profit	10,777	11,637	6,463
Selling, general, and administrative expenses	6,934	2,566	1,463
Total operating income	3,843	9,071	5,000
Interest expense (note 3)	2,919	1,302	164
Interest income	(39)	(14)	-
Charges associated with repayment of debt (note 3)	2,524	-	-
Miscellaneous income, net	(293)	(289)	(277)
Total other expense, net	5,111	999	(113)
Income (loss) before reorganization items and
income taxes	(1,268)	8,072	5,113
Reorganization items, net (note 6)	-	-	(102,465)
Income (loss) before income taxes	(1,268)	8,072	107,578
Income tax (benefit) expense	(251)	1,727	-
Net income (loss)	$(1,017)	6,345	107,578
Earnings (loss) per common share (note 7)
Basic earnings (loss) per common share	$(0.07)	0.46	6,369.32
Shares used to calculate basic earnings per share	14,461	13,800	17
Diluted earnings (loss) per common share	$(0.07)	0.43	6,369.32
Shares used to calculate diluted earnings per share	14,461	14,629	17

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Successor	Successor	Predecessor
	Six Months	Two Months	Four Months
	Ended 06/30/05	Ended 06/30/04	Ended 04/30/04

Revenues	$211,188	64,485	113,949
Cost of sales:
Cost of coal sold	171,907	47,310	89,294
Depreciation, depletion, and amortization	21,049	5,538	12,314
Total cost of sales	192,956	52,848	101,608
Gross profit	18,232	11,637	12,341
Selling, general, and administrative expenses	11,969	2,566	5,023
Total operating income	6,263	9,071	7,318
Interest expense (note 3)	5,105	1,302	566
Interest income	(61)	(14)	-
Charges associated with repayment of debt (note 3)	2,524	-	-
Miscellaneous income, net	(416)	(289)	(330)
Total other expense, net	7,152	999	236
Income (loss) before reorganization items and
income taxes	(889)	8,072	7,082
Reorganization items, net (note 6)	-	-	(100,907)
Income (loss) before income taxes	(889)	8,072	107,989
Income tax (benefit) expense	(183)	1,727	-
Net income (loss)	$(706)	6,345	107,989
Earnings (loss) per common share (note 7)
Basic earnings (loss) per common share	$(0.05)	0.46	6,393.67
Shares used to calculate basic earnings per share	14,131	13,800	17
Diluted earnings (loss) per common share	$(0.05)	0.43	6,393.67
Shares used to calculate diluted earnings per share	14,131	14,629	17

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’
Equity (Deficit) and Comprehensive Income (Loss)
Six Months ended June 30, 2005 (Successor), eight months ended December 31, 2004 (Successor) and four months ended April 30, 2004 (Predecessor)
(in thousands)
(unaudited)

Predecessor Company	Common stock	Paid-in-capital	Deferred stock-based Compensation	Retained earnings (accumulated deficit)	Subscribed shares	Accumulated other comprehensive income (loss)	Total

Balances, December 31, 2003	$-	226	-	(107,989)	(821)	(15,017)	(123,601)

Net income	-	-	-	107,989	-	-	107,989
Minimum pension liability adjustment	-	-	-	-	-	(692)	(692)
Comprehensive income							107,297

Application of fresh start accounting (note 2)
Cancellation of Predecessor common stock	-	(226)	-	-	-	-	(226)
Elimination of Predecessor accumulated other comprehensive loss and subscribed shares	-	-	-	-	821	15,709	16,530

Balances, April 30, 2004	-	-	-	-	-	-	-

Successor Company
Issuance of Successor common stock	138	63,153	-	-	-	-	63,291
Net income	-	-	-	1,976	-	-	1,976
Unrealized gain on marketable securities, net	-	-	-	-	-	43	43
Comprehensive Income							2,019
Deferred compensation related to restricted stock awards	9	8,631	(8,640)	-	-	-	-
Cost to register common stock	-	-	-	(825)	-	-	(825)
Amortization of deferred stock-based compensation	-	-	1,100	-	-	-	1,100
Balances, December 31, 2004	147	71,784	(7,540)	1,151	-	43	65,585

Net loss	-	-	-	(706)	-	-	(706)
Unrealized gain on marketable securities, net	-	-	-	-	-	65	65
Comprehensive Income							(641)
Deferred compensation related to restricted stock awards	-	2,150	(2,150)	-	-	-	-
Issuance of common stock net of offering costs of $3,359	15	45,376	-	-	-	-	45,391
Common stock issued in acquisition of Triad Mining, Inc	4	10,996	-	-	-		11,000
Tax withholding on restricted shares	-	(1,128)	-	-	-	-	(1,128)
Amortization of deferred stock-based compensation	-	-	903	-	-	-	903
Balances, June 30, 2005	$166	129,178	(8,787)	445	-	108	121,110

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Successor	Successor	Predecessor
	Six Months	Two Months	Four Months
	Ended 06/30/05	Ended 06/30/04	Ended 04/30/04
Cash flows from operating activities:
Net income (loss)	$(706)	6,345	107,989
Adjustments to reconcile net income to net cash provided by
operating activities
Fresh start accounting adjustment	-	-	(111,533)
Non-cash reorganization items	-	-	10,010
Depreciation, depletion, and amortization	21,049	5,538	12,313
Accretion of asset retirement obligations	678	199	397
Amortization of deferred financing costs	273	-	-
Amortization of deferred stock-based compensation	903	153	-
Deferred income tax benefit	(22)	(511)	-
(Gain) loss on sale or disposal of property, plant, and equipment	11	(8)	19
Write-off of deferred financing costs	1,733	-	-
Changes in operating assets and liabilities:
Receivables	1,470	5,339	(12,883)
Inventories	(6,346)	(703)	(4,028)
Prepaid royalties and other current assets	4,296	(1,442)	(1,236)
Other assets	(140)	(1,412)	132
Accounts payable	2,645	(6,612)	(2,921)
Accrued salaries, wages, and employee benefits	599	(710)	1,429
Accrued taxes	(846)	2,898	139
Other current liabilities	2,528	210	1,535
Workers' compensation benefits	114	654	1,417
Black lung benefits	239	(295)	(547)
Pension obligations	(1,845)	(1,123)	(609)
Asset retirement obligation	(256)	(97)	(108)
Other liabilities	(56)	(2)	(2)
Net cash provided by operating activities	26,321	8,421	1,513
Cash flows from investing activities:
Additions to property, plant, and equipment	(32,899)	(3,877)	(9,521)
Payments for acquisitions, net of cash acquired	(58,979)	-	-
Proceeds from sale of property, plant, and equipment	49	12	86
Increase in restricted cash	(4,858)	(14)	(28)
Net cash used in investing activities	(96,687)	(3,879)	(9,463)
Cash flows from financing activities:
Proceeds from borrowings	150,000	20,000	6,400
Repayment of long-term debt	(95,209)	-	-
Principal payments on short-term debt	-	(6,400)	-
Net proceeds from issuance of common stock	45,391	-	-
Principal payments under capital lease obligations	(248)	(89)	(164)
Capitalized deferred financing costs	(7,409)		(1,874)
Net cash provided by financing activities	92,525	13,511	4,362
Increase in cash	22,159	18,053	(3,588)
Cash at beginning of period	3,879	1,301	4,890
Cash at end of period	$26,038	19,354	1,302

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies and Other Information

(a)	Description of Business and Principles of Consolidation

The Company mines, processes and sells bituminous, steam- and industrial-grade coal through five operating subsidiaries located throughout eastern Kentucky and one in southern Indiana. The Company acquired its operating subsidiary in southern Indiana in May 2005 (see note 10). Substantially all coal sales and accounts receivable relate to the electric utility and industrial markets.

The interim condensed consolidated financial statements include the accounts of James River Coal Company and its wholly owned subsidiaries. The interim condensed consolidated financial statements of James River Coal Company and subsidiaries (Company) presented in this report are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2004. The balances presented as of December 31, 2004 are derived from the Company’s audited consolidated financial statements.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in order to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates made by management include the valuation allowance for deferred tax assets, accrued reclamation costs and amounts accrued related to the Company’s workers’ compensation, black lung, health claim, and pension obligations. Actual results could differ from these estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and cash flows for all periods presented.

(b)	Bankruptcy and Restructuring

In June 2003, James River Coal Company and subsidiaries (the Company) filed a voluntary petition for relief under Chapter 11 with the United States Bankruptcy Court for the Middle District of Tennessee. On April 21, 2004 the United States Bankruptcy Court for the Middle District of Tennessee confirmed the Company’s Plan of Reorganization (the Plan). The Plan of Reorganization became effective May 6, 2004 (the Effective Date) which is the date on which the Company formally emerged from Chapter 11. Pursuant to the Plan, the Company’s unsecured creditors claims were discharged and terminated.

The Company’s accompanying consolidated financial statements for the one and four months ended April 30, 2004, have been prepared in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7), which provides guidance for financial reporting by entities that have filed petitions under Bankruptcy. The consolidated financial statements after emergence are those of a new reporting entity (the Successor) and are not comparable to the consolidated financial statements of the pre-emergence Company (the Predecessor). A black line has been drawn in the financial statements to distinguish Predecessor and Successor financial information. See note 2 for additional information.

(c)	Restricted Cash

As of June 30, 2005 and December 31, 2004, $13,262,000 and $8,404,000 respectively, of the Company’s cash was restricted as to its use. Restrictions were imposed by the Company’s banks relating to a letter of credits issued (see note 5).

(d)	Inventories

Inventories of coal and materials and supplies are stated at the lower of cost or market. Cost is determined using the average cost for coal inventories and the first-in, first-out method for materials and supplies. Coal inventory costs include labor, supplies, equipment cost, depletion, royalties, black lung tax, reclamation tax and preparation plant cost. Coal is classified as inventory at the point in time that the coal is extracted from the mine.

(e)	Reclamation Costs

Financial Accounting Standards Board (FASB) Statement No. 143, Accounting for Asset Retirement Obligations requires that asset retirement obligations be recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows, in the period in which it is incurred. The estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed is reviewed periodically by the Company’s management and engineers. In estimating future cash flows, the Company considers the estimated current cost of reclamation and applies inflation rates and a third party profit, as necessary. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on behalf of the Company. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Accretion expense is included in cost of produced coal. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is incurred. At June 30, 2005 and December 31, 2004, the Company had accrued $24,273,000 and $15,989,000 respectively, related to estimated mine reclamation costs.

(f)	Workers’ Compensation

The Company is liable for workers’ compensation benefits for traumatic injuries under state workers’ compensation laws in which it has operations. Subsequent to 2001, a portion of its workers’ compensation benefits are payable under a high-deductible, fully-insured workers’ compensation insurance policy. For claims incurred prior to 2002, the Company is self-insured, except for those claims incurred between 1979 and 1982, which are covered by a third party insurance company. Additionally, in June of 2005, the Company became self insured for workers’ compensation for its Kentucky operations. Specific excess insurance with independent insurance carriers is in force to cover traumatic claims in excess of the self-insured limits.

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

The Company is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, and various states’ statutes for the payment of medical and disability benefits to employees and their dependents resulting from occurrences of coal worker’s pneumoconiosis disease (black lung). The Company provides for federal and state black lung claims through a self-insurance program for its Kentucky operations. The Company uses the service cost method to account for its self-insured black lung obligation. The liability measured under the service cost method represents the discounted future estimated cost for former employees either receiving or projected to receive benefits, and the portion of the projected liability relative to prior service for active employees projected to receive benefits. The Company has insured its black lung obligation its Midwest operations.

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

In performing the Statement No. 123 analysis for stock options, a risk free rate of 5% was assumed, expected volatility was zero, and no dividends were anticipated for the options issued in 2004 (263,333 options issued in 2004 remain outstanding at June 30, 2005) and a risk free rate of 4.6% was assumed, expected volatility was 40%, and no dividends were anticipated for stock options issued in 2005 (40,000 options issued in 2005 remain outstanding at June 30, 2005). If the Company had followed the fair value method under FASB Statement No. 123 to account for stock based compensation cost for restricted stock grants the amount of stock based compensation, net of related tax, there would have been no difference between the reported amount and the amount calculated in accordance with FASB Statement No. 123 for the three and six months ended June 30, 2004. The following is the impact if the Company had followed the fair value method under FASB Statement No. 123 to account for stock based compensation for the three and six months ended June 30, 2005 (in 000’s, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(1,017)	(706)
Add: Net stock-based employee compensation
expense recorded for restricted and
performance based stock grants	364	722

Deduct: Net stock-based employee compensation
expense for options and restricted and performance
based stock grants determined under Black-Scholes
option pricing model	(361)	(650)

Pro forma net loss	$(1,014)	(634)

Income per share:
Basic and diluted- as reported	$(0.07)	(0.05)
Basic and diluted- pro forma	$(0.07)	(0.04)

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

The effects of the Plan and the application of fresh-start accounting on the Company’s pre-confirmation consolidated balance sheet include adjustments to record the gain on the debt extinguished under the plan and adjustments to record the assets of the Company at their estimated fair value and the liabilities of the Company at their estimated present values. The reorganization value was derived from the enterprise value for the reorganized company as follows (in 000’s):

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

James River Coal Company
Reorganized Condensed Consolidated Balance Sheet
As of April 30, 2004
(in thousands)
(Unaudited)

		Fresh Start Adjustments
Assets	Predecessor Company 4/30/04	Debt Extinguishment		Reorganization Adjustments		Successor Company 4/30/04

Cash	$1,301	-		-		1,301
Receivables	35,838	-		-		35,838
Inventories	11,930	-		1,079	(2)	13,009
Prepaid royalties	9,932	-		(362)	(2)	9,570
Other current assets	4,463	-		(347)	(2)	4,116

Total current assets	63,464	-		370		63,834

Land and mineral rights	223,004	-		(57,567)	(2)	165,437
Buildings, machinery, and equipment	236,901	-		(155,050)	(2)	81,851
Mine development costs	12,984	-		(12,984)	(2)	-
Construction-in-progress	974	-		-		974
	473,863	-		(225,601)		248,262
Less accumulated depreciation, depletion, and amortization	219,604	-		(219,604)	(2)	-

Net property, plant, and equipment	254,259	-		(5,997)		248,262

Restricted cash	8,348	-		-		8,348
Other long-term assets	6,518	(3,110)	(1)	(734)	(2)	2,674

Total assets	$332,589	(3,110)		(6,361)		323,118

James River Coal Company
Reorganized Condensed Consolidated Balance Sheet
As of April 30, 2004
(in thousands)
(Unaudited)

		Fresh Start Adjustments
Liabilities and Shareholders’ Equity (Deficit)	Predecessor Company 4/30/04	Debt Extinguishment		Reorganization Adjustments		Successor Company 4/30/04

Borrowings under DIP credit agreement	$6,400	-		-		6,400
Current installments of obligations under capital leases	749	-		(272)	(3)	477
Accounts payable	26,293	-		-		26,293
Accrued salaries, wages and employee benefits	4,501	-		-		4,501
Workers’ compensation benefits	9,500	-		-		9,500
Black lung benefits	2,500	-		-		2,500
Accrued taxes	3,588	-		-		3,588
Other current liabilities	4,037	-		-		4,037
Total current liabilities	57,568	-		(272)		57,296

Long term debt	-	75,000	(1)	-		75,000

Noncurrent portion of workers’ compensation benefits	42,699	-		-		42,699
Noncurrent portion of black lung benefits	10,661	-		13,610	(4)	24,271
Pension obligations	14,267	-		3,363	(5)	17,630
Asset retirement obligations	13,963	-		-		13,963
Obligations under capital leases, excluding current installments	1,159	-		(240)	(3)	919
Deferred income taxes	-	-		27,391	(6)	27,391
Other long term liabilities	658	-		-		658

Total other liabilities	83,407	-		44,124		127,531

Liabilities subject to compromise	319,451	(319,451)	(1)	-		-

Total liabilities	460,426	(244,451)		43,852		259,827

Common stock	-	138	(1)	-		138
Paid-in-capital	226	63,153	(1)	(226)	(7)	63,153
Retained earnings (accumulated deficit)	(111,533)	178,050	(1)	(66,517)	(7)	-
Subscribed shares	(821)	-		821	(7)	-
Accumulated other comprehensive income (loss)	(15,709)	-		15,709	(7)	-

Total shareholders’ equity (deficit)	(127,837)	241,341		(50,213)		63,291

Total liabilities and shareholders’ equity	$332,589	(3,110)		(6,361)		323,118

The following is a description of the fresh start adjustments for debt extinguishment and reorganization adjustments:

Extinguishment of Debt

(1)	Liabilities subject to compromise that were extinguished in bankruptcy consist of the following (amounts in 000’s):

Pre-petition bank loan agreement	$207,807
Pre-petition senior note	37,953
Accrued and unpaid interest	12,234
Terminated interest rate swap	8,434
Total secured	266,428

Promissory notes	5,176
Redeemable preferred stock	8,500
Accounts payable and other	39,347
Total unsecured	53,023

Total liabilities subject to compromise	$319,451

The Company issued new common shares, new secured debt, and transferred its interest in specified life insurance policies held in a rabbi trust to the creditors in full satisfaction of pre-petition claims. The gain on extinguishment of pre-petition claims is calculated as follows (amounts in 000’s):

Liabilities subject to compromise	$ 319,451
Less: Assets of rabbi trust transferred to creditors	(3,110)
Less: New secured debt issued in exchange for pre-petition debt	(75,000)
Less: Fair value of common shares issued	(63,291)
Gain on extinguishment of pre-petition claims	$178,050

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

(6)
Deferred income taxes have been adjusted to reflect differences in the book and tax basis of the revalued assets and liabilities of the Company after application of fresh start accounting. In addition to the $27.4 million increase in deferred tax liability that was originally recorded in connection with the fresh start accounting adjustment, the Company has recorded an additional increase in the deferred tax liability of $15.9 million to adjust the fair values assigned to certain assets and liabilities for purposes of applying fresh start accounting.

(7)	The equity of the predecessor company, including subscribed shares and accumulated other comprehensive loss, has been eliminated in fresh start accounting.

(3)	Long Term Debt and Interest Expense

Long-term debt is as follows (amounts in 000’s):

	June 30, 2005	December 31, 2004
Senior Notes	$150,000	-
Senior Secured Credit Facility - Revolver	-	-
Prior Senior Secured Credit Facility - Term loan	-	20,000
Prior Term Credit Facility	-	75,000
Other	259	-
Total long-term debt	150,259	95,000
Less amounts classified as current	259	2,700
Total long-term debt, less current maturities	$150,000	92,300

(a)	Senior Notes

In May 2005, the Company issued $150 million of Senior Notes due on June 1, 2012 (the Senior Notes). The Senior Notes are unsecured and accrue interest at 9.375% per annum. Interest payments on the Senior Notes are required semi-annually. Proceeds from the Senior Notes and the concurrent equity offering (see note 4) were used to repay the Prior Senior Secured Credit Facility and Prior Term Credit Facility, to fund the acquisition of Triad (note 10) and for general corporate purposes. The Company may redeem the Senior Notes, in whole or in part, at any time on or after June 1, 2009 at redemption prices from 104.86% in 2009 to 100% in 2011. In addition, at any time prior to June 1, 2008, the Company may redeem up to 35% of the principal amount of the Senior Notes with the net cash proceeds of a public equity offering at a redemption price of 109.375%, plus accrued and unpaid interest to the redemption date.

The Senior Notes limit the Company’s ability, among other things, to pay cash dividends. In addition, if a change of control occurs (as defined in the Indenture), each holder of the Senior Notes will have the right to require the Company to repurchase all or a part of the Senior Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of repurchase.

(b)	Senior Secured Credit Facility

Concurrent with the Senior Notes and equity offering, the Company entered into a Senior Secured Credit Facility consisting of a $25.0 million revolving credit facility (the Revolver) and a $75.0 million letter of credit facility (the Letter of Credit Facility). The Revolver matures on May 31, 2010 and the Letter of Credit Facility matures on November 30, 2011. The Senior Secured Credit Facility is secured by substantially all of the Company’s assets.

Proceeds from the Revolver are available for working capital needs and other general corporate purposes. The Revolver bears an interest rate per annum equal to a rate based on the Company’s leverage ratio (the Applicable Rate) plus the Company’s option of either (i) the greater of (a) the prime rate or (b) the federal funds open rate plus 0.5% or (ii) a Euro Rate as defined in the credit agreement. The Applicable Rate ranges from 1.00% to 1.75% for borrowing based on the prime rate or federal funds open rate and 2.00% to 2.75% for borrowing based on the Euro Rate. The Revolver also requires a 0.5% commitment fee on the unused balance of the Revolver.

The Letter of Credit Facility does not constitute a loan to the Company and according is not available for borrowing by the Company. The Letter of Credit Facility only supports the issuance of up to $75 million of letters of credit by the Company. The Company pays a 3.0% per annum fee on the full balance of the Letter of Credit Facility and an additional 0.25% annual fee on the average balance of letter of credits issued under the Letter of Credit Facility.

The Senior Secured Credit Facility requires mandatory repayments or reductions in the amount of 50% of the net proceeds of any sale or issuance of equity securities, 100% of the net proceeds of any incurrence of certain indebtedness and 100% of the net proceeds of any sale or other disposition of any assets. Voluntary prepayments are permitted at any time.

The Senior Secured Credit Facility and the Senior Notes contain financial covenants including a fixed charge coverage ratio, senior secured leverage ratio and maximum annual limits on capital expenditures.  The Company was in compliance with all of the financial covenants of the Senior Secured Credit Facility as of June 30, 2005.  The Company’s debt covenants also prohibit payment of cash dividends.

(c)	Prior Senior Secured Credit Facility and Prior Term Credit Facility

On May 6, 2004, the Company entered into a $50 million senior secured credit facility with Wells Fargo Foothill, Inc. (the Prior Senior Secured Credit Facility). This facility was used to repay outstanding amounts and replace letters of credit previously issued under a $20 million debtor-in-possession facility to pay expenses associated with the Company’s exit from bankruptcy and to provide liquidity for general corporate purposes.  Also on May 6, 2004, the Company entered into a $75 million term credit facility with the Company’s pre-petition secured lenders (the Prior Term Credit Facility) in partial satisfaction of its prepetition obligations, pursuant to the Plan of Reorganization.  The Prior Senior Secured Credit Facility was comprised of a $30 million revolver component and a $20 million term component.  Borrowings under the revolver component bore interest at LIBOR + 2.5% or the Base Rate (as defined in the credit agreement) + 1.0%.  Borrowings under the term component bore interest at LIBOR + 5.25% or the Base Rate + 3.85%.

As discussed above, the Company used a portion of the proceeds from the Senior Notes and the related equity offering to repay all outstanding amounts under the Prior Senior Secured Credit Facility and the Prior Term Credit Facility. The Company incurred a prepayment penalty of $791,000 as result of the repayment of the Prior Senior Secured Credit Facility. Additionally, the Company wrote off $1,733,000 of deferred financing costs associated with the Prior Senior Secured Credit Facility and the Prior Term Credit Facility. The prepayment penalty and the write off of the deferred financing costs have been included in charges associated with repayment of debt on the consolidated statements of operations.

(d)	Interest Expense and Other

Until the date of filing of bankruptcy, the Company accrued interest. The Company determined that there was insufficient collateral to cover the interest portion of the scheduled payments on its prepetition debt obligations. As of the bankruptcy date the Company ceased accruing interest on all the prepetition secured debt obligations. If such interest had continued to be accrued, interest expense for the one month and four months ended April 30, 2004 would have been approximately $1.9 million and $7.6 million, respectively, higher than reported. During the one month and four months ended April 30, 2004, the Company paid $99,000 and $273,000, respectively, in interest. During the two months ended June 30, 2004, the Company paid approximately $1.1 million in interest. During the three months and six months ended June 30, 2005, the Company paid approximately $1.7 million and $3.7 million, respectively, in interest.

(4)	Equity

(a)	Preferred Stock and Shareholder Rights Agreement

The Company has authorized 10,000,000 shares of preferred stock, $1.00 par value per share, the rights and preferences of which are established by the Board of the Directors. The Company has reserved 500,000 of these shares as Series A Participating Cumulative Preferred Stock for issuance under a shareholder rights agreement (the “Rights Agreement”)

On May 25, 2004, the Company’s shareholders approved the Rights Agreement and declared a dividend of one preferred share purchase right (“Right”) for each two shares of common stock outstanding.  Each Right entitles the registered holder to purchase from the Company one one-hundredth (1/100) of a share of our Series A Participating Cumulative Preferred Stock, par value $1.00 per share, at a price of $200 per one one-hundredth of a Series A preferred share.  The Rights are not exercisable until a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired or announced the intention to acquire 15% or more of the Company’s outstanding common stock.

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

(b)	Equity Offering

On May 31, 2005, the Company completed an offering of 1.5 million shares of common stock at a price of $32.50 per share. The Company received net proceeds of approximately $45.4 million from the offering. (see note 3(a))

(c)	Redeemable Preferred Stock (Predecessor Company)

Prior to the bankruptcy petition, the Company had 8,500 shares of Class C, nonvoting, mandatory redeemable preferred stock outstanding. The preferred shares had a par value of $1,000 per share and a dividend rate of 8%.

On July 1, 2003, the Company adopted Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which required that dividends on redeemable preferred stock be reported as a financing cost in our statement of operations. Accordingly, preferred dividends of $56,666 for the one month ended April 30, 2004 and $226,667 for the four months ended April 30, 2004, are included in interest expense in the condensed consolidated statements of operations.

The preferred stock was cancelled on May 6, 2004 in accordance with the terms of the Plan of Reorganization.

(5)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $49.8 million as of June 30, 2005 to guarantee performance under certain contractual arrangements. The Company has letters of credit totaling $11.4 million that are collateralized by restricted cash (see note 1(c)). The remaining letters of credit totaling $38.4 million were issued under the Company’s Letter of Credit Facility (see note 3).

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(6)	Reorganization Items, Net

Reorganization items, net, consist of the following (amounts in 000’s):

	Predecessor Company One Months Ended 04/30/04	Predecessor Company Four Months Ended 04/30/04

Professional fees and administrative expenses	$9,077	10,685
Interest income	(9)	(59)
Gain on extinguishment of debt and fresh start accounting adjustments	(111,533)	(111,533)
	$(102,465)	(100,907)

(7)	Earnings Per Share

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share:

	Successor	Successor	Predecessor
	Three Months Ended	Two Months Ended	One Month Ended
	06/30/05	06/30/04	04/30/04

Weighted average number of common shares
outstanding:
Basic	14,461,057	13,799,994	16,890
Effect of dilutive instruments	-	829,000	-
Diluted	14,461,057	14,628,994	16,890

	Successor	Successor	Predecessor
	Six Months Ended	Two Months Ended	Four Months Ended
	06/30/05	06/30/04	04/30/04

Weighted average number of common shares
outstanding:
Basic	14,130,525	13,799,994	16,890
Effect of dilutive instruments	-	829,000	-
Diluted	14,130,525	14,628,994	16,890

On May 6, 2004 the Company emerged from bankruptcy under a joint plan of reorganization. On that date the Company cancelled all existing equity securities and issued 13,799,994 shares of new common stock, which were distributed pro-rata to the pre-petition secured creditors.

(8)	Pension Expense

The components of net periodic benefit cost are as follows (amounts in 000’s):

	Successor		Predeccessor
	Three Months Ended	Two Months Ended	One Month Ended
	June 30, 2005	June 30, 2004	April 30, 2004

Service cost	$527	306	152
Interest cost	793	490	242
Expected return on plan assets	(761)	(431)	(203)
Amortization of prior service cost	—	—	33
Recognized actuarial loss	—	—	85
Net periodic benefit cost	$559	365	309

	Successor		Predeccessor
	Six Months Ended	Two Months Ended	Four Months Ended
	June 30, 2005	June 30, 2004	April 30, 2004

Service cost	$1,053	306	611
Interest cost	1,586	490	965
Expected return on plan assets	(1,522)	(431)	(811)
Amortization of prior service cost	—	—	130
Recognized actuarial loss	—	—	340
Net periodic benefit cost	$1,117	365	1,235

(9)	Pneumoconiosis (Black Lung) Benefits

The expense for black lung benefits consists of the following (amounts in 000’s):

	Successor		Predeccessor
	Three Months Ended	Two Months Ended	One Month Ended
	June 30, 2005	June 30, 2004	April 30, 2004

Service cost	$74	50	25
Interest cost	340	132	66
Amortization of actuarial loss	54	—	1
Total expense	$468	182	92

	Successor		Predeccessor
	Six Months Ended	Two Months Ended	Four Months Ended
	June 30, 2005	June 30, 2004	April 30, 2004

Service cost	$148	50	99
Interest cost	680	132	254
Amortization of actuarial loss	109	—	263
Total expense	$937	182	616

(10)	Acquisition of Triad Mining, Inc.

On May 31, 2005, the Company purchased all of the stock of Triad Mining, Inc. (Triad). Triad directly and through its wholly-owned subsidiary, Triad Underground Mining, LLC, owns and operates six surface mines and one underground mine in southern Indiana. The purchase price, including related costs and fees, of approximately $70.0 million was funded through the issuance of 338,295 shares of the Company’s common stock valued at $11.0 million and cash from the Company’s equity and debt offerings in May 2005 (see notes 3 and 4). In 2004, Triad produced approximately 3.4 million tons of coal. The acquisition was accounted for as a purchase.

The preliminary purchase accounting allocations related to the acquisition have been recorded in the accompanying condensed consolidated financial statements as of, and for periods subsequent to, May 31, 2005, the date of acquisition of Triad. The final valuation of the net assets acquired is expected to be finalized once third-party appraisals are completed including the final valuation of mineral rights. Additionally, adjustments to the estimated liabilities assumed in connection with the acquisition may still be required.

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (in 000’s):

Accounts receivable	$9,672
Coal inventory	1,872
Other current assets	1,896
Property, plant and equipment	37,151
Mineral rights	22,538
Goodwill	31,444
Other assets	495
Current liabilities	(6,783)
Asset retirement obligations	(7,861)
Deferred taxes and other liabilities	(20,445)

Total purchase price, net of cash received of $5,414	$69,979

The following are the pro forma revenues, net income and earning per share, as if Triad had been included in the Company’s results of operations during the three months and six months ended June 30, 2005. As the cash portion of the Triad purchase price was paid from a portion of the proceeds from the Senior Notes and the concurrent stock offering, the portion these transactions that were necessary to complete the Triad acquisition are also assumed to have occurred at the beginning of the pro forma periods.

	Six Months ended June 30, 2005	Three Months ended June 30, 2005
Revenues (in 000’s)	$250,811	$129,038
Net loss (in 000’s)	(916)	(2,063)
Earning per share - Basic and Diluted	(0.06)	(0.13)

(11)	Segment Information

The Company mines, processes and sells bituminous, steam-and industrial-grade coal for sale to electric and industrial customers. The Company has two segments based on the coal basins in which the Company operates. These basins are located in Central Appalachian (CAPP) and in the Midwest (Midwest). The Company’s CAPP operations are located in eastern Kentucky and the Company’s Midwest operations are located in southern Indiana. Coal quality, coal seam height, transportation methods and regulatory issues are generally consistent within a basin. Accordingly, market and contract pricing have been developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs. Operating segment results for the three months and six months ended June 20, 3005 are shown below (segment results for periods prior to the acquisition of Triad on May 31, 2005 are not provided as the Company had only one segment).

Three months ended June 30, 2005

(Amounts in thousands, except per ton amounts)	CAPP	Midwest (1)	Corporate	Consolidated

Revenues	$105,272	8,041	-	113,313
Income from operations	6,520	690	(3,367)	3,843
Depreciation, depletion and amortization	10,430	1,114	27	11,571
Total assets	372,543	110,695	4,099	487,337

Six months ended June 30, 2005

(Amounts in thousands, except per ton amounts)	CAPP	Midwest (1)	Corporate	Consolidated

Revenues	$203,147	8,041	-	211,188
Income from operations	11,272	690	(5,699)	6,263
Depreciation, depletion and amortization	19,880	1,114	55	21,049
Total assets	372,543	110,695	4,099	487,337

(1) Includes the results of operation of Triad from the date of its acquisition (May 31, 2005).

The difference between consolidated income from operations of the Company's segments and the Company's consolidated income before income taxes is due to items that are not allocated to the segments (such as interest income and expense, charges associated with the repayment of debt and reorganization items).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes contained herein.

Overview

We mine, process and sell bituminous, low sulfur, steam~~-~~ and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and southern Indiana. We have two reportable business segments based on the coal basins in which we operate (Central Appalachian (CAPP) and the Midwest (Midwest)). For the six months ended June 30, 2005, we generated approximately 75% of our revenues from several long-term contracts with electrical utilities, including 30% derived from our largest customer, Georgia Power Company. Of the remaining revenues, 23% were generated by industrial accounts and 2% were generated from fees from the handling and marketing of coal-based synfuel product.

As compared to the prior year, we experienced a significant increase in mining costs during the first six months of 2005. The increased costs were primarily due to higher sales related costs and an increase in the cost of roof support materials, mining bits and machine parts due to an increase in steel prices. We continue to focus on reducing our operating costs at each mine and improving miner productivity.

Reserves

 Marshall Miller & Associates, Inc. ("MM&A") prepared a detailed study of our CAPP reserves as of March 31, 2004 based on all of our geologic information, including our updated drilling and mining data.  In connection with our acquisition of Triad, MM&A also prepared a detailed study of Triad’s reserves as of February 1, 2005, based on similar data from Triad. The coal reserve studies conducted by MM&A were planned and performed to obtain reasonable assurance of the subject demonstrated reserves.  In connection with the studies, MM&A prepared reserve maps and had certified professional geologists develop estimates based on data supplied by us and Triad using standards accepted by government and industry.

Reserves for these purposes are defined by SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  The reserve estimates were prepared using industry-standard methodology to provide reasonable assurance that the reserves are recoverable, considering technical, economic and legal limitations.  Although MM&A has reviewed our reserves and found them to be reasonable (notwithstanding unforeseen geological, market, labor or regulatory issues that may affect the operations), by assignment, MM&A has not performed an economic feasibility study for our reserves.  In accordance with standard industry practice, we have performed our own economic feasibility analysis for our assigned reserves.  It is not generally considered to be practical, however, nor is it standard industry practice, to perform a feasibility study for a company's entire reserve portfolio.  In addition, MM&A did not independently verify our control of our properties, and has relied solely on property information supplied by us and Triad.  Reserve acreage, average seam thickness, average seam density and average mine and wash recovery percentages were verified by MM&A to prepare a reserve tonnage estimate for each reserve. There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves as discussed in “Critical Accounting Estimates - Coal Reserves”.

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through June 30, 2005, we estimate that, as of June 30, 2005, we controlled approximately 220.2 million tons of proven and probable coal reserves in the CAPP region and 19.6 millions tons in the Midwest.  The following table provides additional information regarding changes to our reserves since December 31, 2004 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2004	207.4	-	207.4
Coal Extracted	(4.5)	(0.3)	(4.8)
Acquisitions (2)	16.2	19.9	36.1
Adjustments (3)	1.1	-	1.1
Proven and Probable Reserves, as of June 30, 2005	220.2	19.6	239.8

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

(2) Represents estimated reserves on properties acquired during the relevant period.  We calculated the reserves in the same manner, and based on the same assumptions and qualifications, as described above, but such estimates were not covered by the MM&A reports.

(3) Represents changes in reserves due to additional information obtained from exploration activities, production activities or discovery of new geologic information. We calculated the adjustments to the reserves in the same manner, and based on the same assumptions and qualifications, as described above, but such estimates were not covered by the MM&A reports.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”(FAS 123R), which requires all public companies to measure compensation cost in the income statement for all share-based payments (including employee stock options) at fair value for fiscal years beginning after June 15, 2005. We intend to adopt FAS 123R on January 1, 2006 using the modified-prospective method. We have not completed our assessment of the impact of the adoption of this statement on our financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption to the extent non-qualified stock options are exercised.

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

In the selling, general and administrative area, we closely monitor the gross dollars spent per mine operation and in support functions. We also regularly measure our performance against our internally prepared budgets.

Trends In Our Business

We expect the current strong pricing environment for coal to weaken somewhat during the next one to two years. This is due to increased incremental production that has historically come into the markets during periods of strong pricing. We believe that the impact of this potentially increased production will be offset by the need of utilities to rebuild diminished coal inventories resulting from service difficulties that the major railroads experienced in 2004 and into 2005. According to the Energy Information Administration (EIA), coal stockpiles at utilities are currently below normal levels. Any effort by the utilities to rebuild their inventory positions should absorb a portion of any increased coal production. Any recurrence of the difficulties with rail transportation experienced during 2004 and 2005 may also have an impact on increased production and market pricing. If marginal increases in the production of coal cannot be delivered to the utility customers by rail in a timely manner, the depressing effect of the increased production on market prices will be reduced. In addition, any new coal production would likely require additional permits, labor and equipment, which are currently difficult and time consuming to obtain.

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

As discussed previously, our costs of production have recently increased. We expect the higher costs to continue for the next several years, due to a highly competitive market for a limited supply of skilled mining personnel and higher costs in worldwide commodity markets. We are actively recruiting and training new personnel to staff our mines. However, we expect the strong market pricing for coal to increase turnover of existing personnel and potentially lead to higher costs for employees that we retain. Our costs have also increased for steel, diesel fuel and other commodities used in our mining operations. We believe these increases are the result of economic development in the Pacific Rim (notably China) and an expanding economy in the United States. We do not anticipate a change in these circumstances during the next one to two years.

Plan of Reorganization

In June 2003, we and all of our subsidiaries filed voluntary petitions with the United States Bankruptcy Court for the Middle District of Tennessee for reorganization under Chapter 11. In January 2004, we filed a Plan of Reorganization for the Chapter 11 cases. The plan was subsequently accepted by the required percentage of creditors entitled to vote on the plan and was confirmed by the bankruptcy court in April 2004.

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

As a result of the reorganization transactions and the implementation of fresh start accounting, our results of operations after our emergence from bankruptcy are those of a new reporting entity (the “Successor Company”), and are not comparable to the results of operations of the pre-emergence Company (the “Predecessor Company”) for prior periods described in this management's discussion and analysis and reported in our condensed consolidated financial statements.

Our interim condensed consolidated financial statements for the three and six months ended June 30, 2005 and 2004 presented in this report are unaudited. The financial statements for the three and six months ended June 30, 2004 include the effects of our bankruptcy proceedings. These include the classification of certain expenses, and gains and losses as reorganization items, and other matters described in the notes to our condensed consolidated financial statements.

Recent Developments

Acquisition of Triad Mining, Inc.

On May 31, 2005, the Company purchased all of the stock of Triad Mining, Inc. Triad Mining, Inc., together with its wholly-owned subsidiary, Triad Underground Mining, LLC (collectively Triad), owns and operates six surface mines and one underground mine in southern Indiana. The purchase price, including related costs and fees, of $70.0 million was funded through the issuance of 338,295 shares of our common stock valued at $11.0 million and the remainder was funded with cash from the our equity and debt offerings in May 2005 (see Liquidity and Capital Resources). In 2004, Triad produced approximately 3.4 million tons of coal. The acquisition was accounted for as a purchase.

The preliminary purchase accounting allocations related to the Triad acquisition have been recorded in the accompanying consolidated financial statements as of, and for periods subsequent to, May 31, 2005, the date of acquisition of Triad. The final valuation of the net assets acquired is expected to be finalized once third-party appraisals are completed including the final valuation of mineral rights. Additionally, adjustment to the estimated liabilities assumed in connection with the acquisition may still be required.

Results of Operations

Three Months Ended June 30, 2005 Compared with the Three Months Ended June 30, 2004

In order to provide a basis for comparing the three months ended June 30, 2005 with the three months ended June 30, 2004, the operating results of the Successor Company for the two months ended June 30, 2004 have been combined with the operating results for the Predecessor Company for the one month ended April 30, 2004, for purposes of the following table and discussion. The combination of predecessor and successor accounting periods is not permitted by generally accepted accounting principles and the operating results are not comparable. Additionally, the Company's results of operations include the impact of the Triad acquisition subsequent to May 31, 2005.

The following table shows selected operating results for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 (in 000’s, except per ton amounts):

	Three Months Ended June 30,
	2005		2004		Change
	Total	Per Ton	Total	Per Ton	Total

Volume (tons)	2,648		2,372		12%
Revenues
Coal sales	$111,055	41.94	95,681	40.34	16%
Synfuel handling	2,258		1,895		19%
Cost of coal sold	90,965	34.35	70,896	29.89	28%
Depreciation, depletion and amortization	11,571	4.37	8,580	3.62	35%
Gross profit	10,777	4.07	18,100	7.63	-40%
Selling, general and administrative	6,934	2.62	4,029	1.70	72%

Volume and Revenues by Segment

	Three Months Ended June 30,
	2005		2004

	CAPP	Midwest	CAPP	Midwest

Volume (tons)	2,349	299	2,372	-

Coal sales revenue	$103,014	8,041	95,681	-

Average sales price per ton	$43.85	26.89	40.34	-

For the three months ended June 30, 2005 we shipped 2.6 million tons of coal compared to 2.4 million tons for the same period in 2004. This increase was primarily due to the acquisition of Triad which added 299,000 tons in 2005.

Coal sales revenue for the three months ended June 30, increased from $95.7 million in 2004 to $111.1 million in 2005. This increase was due to an increase in the average sales price per ton for sales under long-term contracts and spot sales in CAPP and an $8.0 million increase due to the acquisition of Triad. For the three months ended June 30, 2005, the CAPP region sold approximately 2.0 million tons of coal under long-term contracts (83% of total CAPP sales volume) at an average selling price of $40.04 per ton. For the three months ended June 30, 2004, the CAPP region sold 1.7 million tons of coal (72% of total CAPP sales volume) under long-term contracts at an average selling price of $35.80 per ton. For the three months ended June 30, 2005, the CAPP region sold 389,000 tons of coal (17% of total CAPP sales volume) to the spot market at an average selling price of $63.03 per ton. For the three months ended June 30, 2004, the CAPP region sold approximately 660,000 tons (28% of total CAPP sales volume) to the spot market at an average selling price of $52.11 per ton.

Operating Costs by Segment

	Three Months ended June 30,
	2005			2004

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$84,989	5,976	-	70,896	-	-

Per ton	36.18	19.99	-	29.89	-	-

Depreciation, depletion and amortization	10,430	1,114	27	8,551	-	30

Per ton	4.44	3.73	-	3.60	-	-

Cost of Coal Sold

For the three months ended June 30, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $70.9 million in 2004 to $91.0 million in 2005. Our cost per ton of coal sold in the CAPP region increased from $29.89 per ton in the 2004 period to $36.18 per ton in the 2005 period. This $6.29 increase in cost per ton of coal sold was due to several factors. Sales related costs (primarily royalties and severance taxes) increased by $0.42 per ton as a result of increased sales prices. Labor and benefit costs increased by $1.61 per ton in the 2005 period due to a wage increase to all production employees, effective January 1, 2005. The competitive job market in the coal industry necessitated this increase. Variable costs increased by $3.02 per ton, primarily due to a per ton increase in roof support materials, mining bits and machine parts due to the increase in steel prices Trucking costs increased by $1.18 per ton in the 2005 period due to higher fuel costs. Cost per ton of coal sold in the Midwest was $19.99 per ton.

Depreciation, depletion and amortization

For the three months ended June 30, depreciation, depletion and amortization, increased from $8.6 million in 2004 to $11.6 million in 2005. In the CAPP region, depreciation, depletion and amortization increased $1.9 million to $4.44 per ton. This increase was due normal capital expenditures which increased the depreciable asset base. In the Midwest, depreciation, depletion and amortization was $1.1 million or $3.73 per ton which reflects the depreciation, depletion and amortization based on the preliminary purchase price allocation of Triad.

Selling, general and administrative

Selling, general and administrative expenses increased from $4.0 million for the three months ended June 30, 2004 to $6.9 million for the three months ended June 30, 2005. Approximately $1.5 million of this increase was due to increases in salaries due to an increase in headcount, bank charges related to letters of credit and other fees and stock related compensation. Selling, general and administrative expenses also increased by $140,000 due to the acquisition of Triad.

Income Taxes

Our effective tax rate for the three months ended June 30, 2005 was 19.8%. Our effective income tax rate is impacted by percentage depletion. Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties. Because percentage depletion can be deducted in excess of cost depletion, it creates a permanent difference and directly impacts the effective tax rate. Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Six Months Ended June 30, 2005 Compared with the Six Months Ended June 30, 2004

In order to provide a basis for comparing the six months ended June 30, 2005 with the six months ended June 30, 2004, the operating results of the Successor Company for the two months ended June 30, 2004 have been combined with the operating results for the Predecessor Company for the four months ended April 30, 2004, for purposes of the following table and discussion. The combination of predecessor and successor accounting periods is not permitted by generally accepted accounting principles and the operating results are not comparable. Additionally, the Company's results of operations include the impact of the Triad acquisition subsequent to May 31, 2005.

The following table shows selected operating results for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 (in 000’s, except per ton amounts):

	Six Months Ended June 30,
	2005		2004		Change
	Total	Per Ton	Total	Per Ton	Total
Volume (tons)	4,876		4,659		5%
Revenues
Coal sales	$207,456	42.55	174,921	37.54	19%
Synfuel handling	3,732		3,513		6%
Cost of coal sold	171,907	35.25	136,604	29.32	26%
Depreciation, depletion and amortization	21,049	4.32	17,852	3.83	18%
Gross Profit	18,232	3.74	23,978	5.15	-24%
Selling, general and administrative	11,969	2.45	7,589	1.63	58%

Volume and Revenues by Segment

	Six Months Ended June 30,
	2005		2004

	CAPP	Midwest	CAPP	Midwest

Volume (tons)	4,577	299	4,659	-

Coal sales revenue	$199,415	8,041	174,291	-

Average sales price per ton	$43.57	26.89	37.54	-

For the six months ended June 30, we shipped 4.9 million tons of coal in 2005 as compared to 4.7 million tons in 2004. This increase was primarily due to the acquisition of Triad which added 299,000 tons in 2005.

Coal sales revenue for the six months ended June 30, increased from $174.9 million in 2004 to $207.5 million in 2005. This increase was due to an increase in the average sales price per ton for sales and an $8.0 million increase due to the acquisition of Triad on May 31, 2005. For the six months ended June 30, 2005, the CAPP region sold 3.9 million tons of coal under long-term contracts (85% of total CAPP sales volume) at an average selling price of $40.25 per ton. For the six months ended June 30, 2004, the CAPP region sold 3.6 million tons of coal (77% of total CAPP sales volume) under long-term contracts at an average selling price of $34.60 per ton. For the six months ended June 30, 2005, the CAPP region sold 685,000 tons of coal (14% of total CAPP sales volume) to the spot market at an average selling price of $62.43 per ton. For the six months ended June 30, 2004, the CAPP region sold approximately 1.1 million tons (23% of CAPP total sales volume) to the spot market at an average selling price of $47.48 per ton.

Operating Costs by Segment
	Six Months Ended June 30,
	2005			2004

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of Coal Sold	$165,930	5,977	-	136,604	-	-

Per ton	36.25	19.99	-	29.32	-	-

Depreciation, depletion, and amortization	19,880	1,114	55	17,788	-	64

Per ton	4.34	3.73	-	3.82	-	-

Cost of Coal Sold

For the six months ended June 30, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $136.6 million in 2004 to $171.9 million in 2005. Our cost per ton of coal sold in the CAPP region increased from $29.32 per ton in the 2004 period to $36.25 per ton in the 2005 period. This $6.93 increase in cost per ton of coal sold was due to several factors. Sales related costs (primarily royalties and severance taxes) increased by $0.85 per ton as a result of increased sales prices. Labor and benefit costs increased by $1.43 per ton in the 2005 period due to a wage increase to all production employees, effective January 1, 2005. The competitive job market in the coal industry necessitated this increase. Variable costs increased by $3.49 per ton, primarily due to a per ton increase in roof support materials, mining bits and machine parts due to the increase in steel prices. Trucking costs increased by $1.17 per ton in the 2005 period due to higher fuel costs. Cost per ton of coal sold in the Midwest region was $19.99.

Depreciation, depletion and amortization

For the six months ended June 30, depreciation, depletion and amortization, increased from $17.9 million in 2004 to $21.0 million in 2005. In the CAPP region, depreciation, depletion and amortization increased $2.1 million to $4.34 per ton. These expenses are not comparable due to the impact of fresh start accounting on our asset base. In the Midwest, depreciation, depletion and amortization was $1.1 million or $3.73 per ton which reflects the depreciation, depletion and amortization from the preliminary purchase price allocation of Triad.

Selling, general and administrative

Selling, general and administrative expenses increased from $7.6 million for the six months ended June 30, 2004 to $12.0 million for the six months ended June 30, 2005. Approximately $2.4 million of this increase was due to stock related compensation, salaries and benefits costs, and bank charges related to letters of credit and other fees. Selling, general and administrative expenses also increased by $140,000 due to the acquisition of Triad.

Income Taxes

Our effective tax rate for the six months ended June 30, 2005 was 20.6%. Our effective income tax rate is impacted by percentage depletion. Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties. Because percentage depletion can be deducted in excess of cost depletion, it creates a permanent difference and directly impacts the effective tax rate. Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Liquidity and Capital Resources

In May 2005, we issued 1.5 million shares of common stock at $32.50 per share and $150 million of Senior Notes due on June 1, 2012 (the Senior Notes). The net proceeds of $191.3 million from the Senior Notes and the concurrent equity offering were used to repay existing debt, to fund our acquisition of Triad and for general corporate purposes. The Senior Notes are unsecured and accrue interest at 9.375% annum. Interest payments on the Senior Notes are required semi-annually. We may redeem the Senior Notes, in whole or in part, at any time on or after June 1, 2009 at redemption prices from 104.86% in 2009 to 100% in 2011. In addition, at any time prior to June 1, 2008, we may redeem up to 35% of the principal amount of the Senior Notes with the net cash proceeds of a public equity offering at a redemption price of 109.375%, plus accrued and unpaid interest to the redemption date.

The Senior Notes limit our ability, among other things, to pay cash dividends. In addition, if a change of control occurs (as defined in the Indenture), each holder of the Senior Notes will have the right to require us to repurchase all or a part of the Senior Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of repurchase.

Concurrent with the Senior Notes and equity offering, we entered into a Senior Secured Credit Facility consisting of a $25.0 million revolving credit facility (the Revolver) and a $75.0 million letter of credit facility (the Letter of Credit Facility). The Revolver matures on May 31, 2010 and the Letter of Credit Facility matures on November 30, 2011. The Senior Secured Credit Facility is secured by substantially all of the Company’s assets.

Proceeds from the Revolver are available for working capital needs and other general corporate purposes. The Revolver bears an interest rate per annum equal to a rate based on our leverage ratio (the Applicable Rate) plus the Company’s option of either (i) the greater of (a) the prime rate or (b) the federal funds open rate plus 0.5% or (ii) a Euro Rate as defined in the credit agreement. The Applicable Rate ranges from 1.00% to 1. 75% for borrowing based on the prime rate or federal funds open rate and 2.00% to 2.75% for borrowing based on the Euro Rate. The Revolver also requires a 0.5% commitment fee on the unused balance of the Revolver.

The Letter of Credit Facility does not constitute a loan to us and according is not available to us for borrowing. The Letter of Credit Facility only supports the issuance of up to $75 million of letters of credit. We pay a 3.0% per annum fee on the full balance of the Letter of Credit Facility and an additional 0.25% annual fee on the average balance of letters of credit issued under the Letter of Credit Facility.

The Senior Secured Credit Facility requires mandatory repayments or reductions in the amount of 50% of the net proceeds of any sale or issuance of equity securities, 100% of the net proceeds of any incurrence of certain indebtedness and 100% of the net proceeds of any sale or other disposition if any assets. Voluntary prepayments are permitted at any time.

The Senior Secured Credit Facility and the Senior Notes contain financial covenants including a fixed charge coverage ratio, senior secured leverage ratio and maximum annual limits on capital expenditures.  We were in compliance with all of the financial covenants of the Senior Secured Credit Facility as of June 30, 2005.  Our debt covenants also prohibit payment of cash dividends.

The following chart reflects the components of our debt as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Senior Notes	$150,000	-
Senior Secured Credit Facility - Revolver	-	-
Prior Senior Secured Credit Facility - Term loan	-	20,000
Prior Term Credit Facility	-	75,000
Other	259	-
Total long-term debt	150,259	95,000
Less amounts classified as current	259	2,700
Total long-term debt, less current maturities	$150,000	92,300

As of June 30, 2005, we had available liquidity of approximately $51.0 million. This consisted of unrestricted cash on hand of approximately $26.0 million and availability under the Revolver of our Senior Secured Credit Facility of approximately $25.0 million.

Excluding the financings discussed above, our primary source of cash will be sales of coal to our utility and industrial customers. The price of coal received can change dramatically based on supply and demand and will directly affect this source of cash. Our primary uses of cash include the payment of ordinary mining expenses to mine coal, capital expenditures and benefit payments. Ordinary mining expenses are driven by the cost of supplies, including steel prices and diesel fuel. Benefit payments include payments for workers’ compensation and black lung benefits paid over the lives of our employees as the claims are submitted. We are required to pay these when due, and are not required to set aside cash for these payments. We have posted surety bonds with state regulatory departments to guarantee these payments and have issued letters of credit to secure these bonds. We believe that our Letter of Credit Facility provides us with the ability to meet the necessary bonding requirements.

Our secondary source of cash is the Revolver of our Senior Secured Credit Facility. We believe that cash on hand, cash generated from our operating activities, and availability under the revolver component of our Senior Secured Credit Facility will be sufficient to meet our working capital needs, to fund our capital expenditures for existing operations and to meet our debt service obligations for the next twelve months. Nevertheless, there are many factors beyond our control, including general economic and coal market conditions that could have a material adverse impact on our ability to meet our liquidity needs.

In the event that the sources of cash described above are not sufficient to meet our future cash requirements, we will need to reduce certain planned expenditures, seek additional financing, or both. If debt financing is not available on favorable terms, we may seek to raise funds through the issuance of our equity securities. If such actions are not sufficient, we may need to limit our growth, reduce or curtail some of our operations to levels consistent with the constraints imposed by our available cash flow, or both. Our ability to seek additional debt or equity financing may be limited by our existing and any future financing arrangements, economic and financial conditions, or both. In particular, our Senior Notes and new Senior Secured Credit Facility, restrict our ability to incur additional indebtedness. We cannot provide assurance that any reductions in our planned expenditures or in our expansion would be sufficient to cover shortfalls in available cash or that additional debt or equity financing would be available on terms acceptable to us, if at all.

Other than ordinary course of business expenses and capital expenditures for existing mines during the next several years, our only large expected use of cash will be for the development of a new mine at our McCoy Elkhorn complex, development of CAPP surface mines and our preparation plant projects discussed below. We expect to invest approximately $23 million in additional expenditures during 2005 in the development of the new McCoy Elkhorn mine and between $9 million and $11 million in our preparation plant projects. We expect that such expenditures will be funded through cash on hand; cash generated by operations and from our Senior Secured Credit Facility.

Net cash provided by or used in operating activities reflects net income or loss adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash provided by operating activities was $26.3 million for the six months ended June 30, 2005 as compared to $9.9 million in the six months ended June 30, 2004. Although our cash from operations has changed significantly in the periods discussed, we do not believe that these periods are comparable due to our emergence from bankruptcy. We experienced unusual swings in working capital leading up to and entering bankruptcy. We also were able to renegotiate our coal contracts due to the bankruptcy, which increased our revenues.

Net cash used by investing activities was $96.7 million in the six months ended June 30, 2005 as compared to $13.3 million in the six months ended June 30, 2004. The increase was primarily due to capital expenditures on the development of Mine 15 at our McCoy Elkhorn complex of $10.6 million and $58.9 million in connection with our acquisition of Triad, net of cash acquired, during the six months ended June 30, 2005. The remaining capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the efficiency of our mining operations.

Net cash provided by or used in financing activities primarily reflects changes in short- and long-term financing. Net cash provided by financing activities was $92.5 million for the six months ended June 30, 2005 and $17.9 million for the six months ended June 30, 2004. The cash provided by financing in the six months ended June 30, 2005 was the primarily the result of the completion of the concurrent stock and note offerings, net of the repayment of our previous debt and offering costs.

Certain Risks

For a discussion of certain risk factors that may impact our business, refer to “Critical Accounting Estimates and Assumptions” within this Form 10-Q and to the “Risk Factors” discussed in our registration statement on Form S-1, as declared effective by the Securities and Exchange Commission on May 24, 2005.

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

We use surety bonds to secure reclamation, workers' compensation and other miscellaneous obligations. At June 30, 2005, we had $92.4 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $48.1 million, workers' compensation bonds of $40.7 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $3.6 million. Recently, surety bond costs have increased, while the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations. At June 30, 2005, we had $49.8 million of letters of credit outstanding, including $11.4 million of letters of credit outstanding collateralized by $13.3 million of cash deposited in restricted, interest-bearing accounts pledged to issuing banks.

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

Workers' Compensation

Our most significant long-term obligation is the obligation to provide workers’ compensation benefits. We are liable under various state statutes for providing workers' compensation benefits. To fulfill these obligations, we have used self-insurance programs with varying excess insurance levels, and, since June 7, 2002, a high-deductible, fully insured program. The high deductible, fully insured program is comparable to a self-insured program where the excess insurance threshold equals the deductible level. In June of 2005, we became self insured for workers’ compensation for our Kentucky operations.

We accrue for the present value of certain workers' compensation obligations as calculated by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs. The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.25% at December 31, 2004. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.25% to 4.25%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $3.5 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of June 30, 2005 was $50.5 million.

Coal Miners' Pneumoconiosis

We are required under the Federal Mine Safety and Health Act of 1977, as amended, as well as various state statutes, to provide pneumoconiosis (black lung) benefits to eligible current and former employees and their dependents. We provide these benefits through self-insurance programs and, for those claims incurred with last exposure after June 6, 2002, a high-deductible, fully insured program.

An independent actuary has calculated the estimated pneumoconiosis liability based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.25% at December 31, 2004. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.25% to 4.25%, all other things being equal, the present value of our black lung obligation would increase by approximately $3.3 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of June 30, 2005 was $26.1 million.

Defined Benefit Pension

The estimated cost and benefits of our non-contributory defined benefit pension plans are determined by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate, future rate of increase in compensation levels and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments. At December 31, 2004, the discount rate used to determine the obligation was 5.5%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.5% to 4.5%, all other things being equal, the present value of our pension liability would increase by approximately $11.0 million. The rate of increase in compensation levels is determined based upon our long-term plans for such increases. The rate of increase in compensation levels used was 4.0% for the year ended December 31, 2004. The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense in each period was 8.0% for of the year ended December 31, 2004. Significant changes to these rates would introduce substantial volatility to our pension expense. Our pension obligation as of June 30, 2005 was $13.9 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. Statement No. 143 requires that asset retirement obligations be recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit, as necessary. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is based on interest rates of bonds with maturities similar to the estimated future cash flow. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under Statement No. 143, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. Statement No. 143 recognizes that the recorded liability will be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount of cash paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of June 30, 2005 was $24.2 million.

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

At December 31, 2004, we had a $61.1 million valuation allowance that was established against net operating losses (NOLs) and alternate minimum tax carryforwards that were expected to be lost due to our emergence from bankruptcy or that we expected to expire unused. During 2005, we eliminated $59.4 million of deferred tax assets against the related valuation allowance in connection with the finalization of fresh start accounting.   As of June 30, 2005, we had a valuation allowance of $1.7 million recorded against the remaining NOLs that are expected to expire unused.

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

Each of these factors may in fact vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenue and expenditures with respect to reserves will likely vary from estimates, and these variances could be material. In particular, a variance in reserve estimates could have a material adverse impact on our annual expense for depreciation, depletion and amortization and on our annual calculation for potential impairment. For a further discussion of our coal reserves, see “Reserves.”

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

Based on average employment of production personnel in Central Appalachia, our gross turnover has been approximately 20.2% during the twelve months ended June 30, 2005. Our net turnover in Central Appalachia during this period, after considering employees that have left and been rehired, is approximately 10.1%. We believe that our retention of employees is equal to, or better, than other coal mining companies in our operating area.

We are actively working to improve our results in this area including the development of safety and incentive plans that we believe will further reduce our employee turnover and improve employee relations.

Sales Commitments

As of June 30, 2005, we had the following contractual commitments to ship coal at a fixed and known price (tons in 000’s):

	Six Months Ended		Year Ended		Year Ended		Year Ended		Year Ended
	2005		2006		2007		2008		2009
	Average Price Per Ton	Tons	Average Price Per Ton	Tons	Average Price Per Ton	Tons	Average Price Per Ton	Tons	Average Price Per Ton	Tons
CAPP	$42.46	4,602	$42.90	5,798	$38.37	1,630	-	-	-	-

Midwest (a)	$24.22	1,849	$24.92	3,446	$24.77	1,250	$25.24	1,250	$25.75	1,250

(a)
Certain contracts in the Midwest include a customer option to increase or decrease the stated tons in the contract. We have included option tons that we believe will be exercised based on current market prices.

Project Development

We undertake projects to add and replace production, improve productivity and efficiency, and add reserves. Currently, we have several projects underway, including the development of Mine 15 at our McCoy Elkhorn complex, as described below.

The Mine 15 project involves construction of a mine at our McCoy Elkhorn complex to access what we estimate to be approximately 14 million tons of controlled reserves in the Glamorgan, or Millard, seam. Included in the Mine 15 project are construction of a slope and shaft along with related surface facilities and an upgrade to the adjacent Bevins Branch preparation plant. During 2004 and the six months ended June 30, 2005, capital expenditures for the Mine 15 project were $3.7 million and $10.6 million, respectively. We expect the total budget cost for this project to increase modestly from the original budget of $22 million due to higher costs of steel and cement. The excavation has progressed to the point that both the slope and the shaft have now reached the coal seam. The fabrication and installation of the remaining mine infrastructure is expected to be completed before December 31, 2005, and the mine is expected to have very limited production beginning in the fourth quarter of 2005, before ramping up to full projected annualized production levels of approximately 1.4 to 1.5 million tons by the end of 2006. Due to the flexibility of shipping locations in all of the Company’s non-synfuel coal supply agreements, all coal from Mine 15 is considered uncommitted and unpriced.

Test results for coal samples taken from Mine 15 indicate that the coal can be sold as a high quality utility steam coal with average heat content of 13,000 Btu and average sulfur content of less than 1%, during the initial years of mining. We currently expect to use the coal to blend with higher sulfur coal at the McCoy Elkhorn complex. We continue to negotiate with mineral owners to add additional contiguous reserves to the project.

Our two additional strategic growth initiatives for 2005 and 2006 are described below:

Surface Mining of Existing Reserves

Our strategic plan is to achieve balance between mining methods (underground and surface) and coal basins (CAPP and Midwest). As part of executing this plan, we are developing CAPP surface mine reserves that are, primarily, controlled by us.

The initial project is the development of a surface mine project within the Blue Diamond mining complex. This project was originally planned to be operated by a contract miner. Our management team decided during the first quarter to change this mine to a Company mine. All permits have been received and all major pieces of equipment have been acquired and are being mobilized to the mine site. We expect to begin production from this mine in September 2005.

Our operations and engineering teams have identified more than 40 additional surface mining projects that merit further review. We currently control more than 75% of these reserves. Sixteen of the projects have current state mine permits, and the Corps of Engineers permitting process has already begun on these properties. We expect to pare this list to approximately six projects for short and medium term development.

We expect initial production from 2-3 of these projects to begin during the second half of 2006 with an expected production of approximately 100,000 tons per month prior to December 2006. This production has not been included in current guidance.

Preparation Plant Projects

Our operations and engineering teams have developed a list of projects that are intended to improve the yield from our existing preparation plants. The projects are concentrated in the screening and separation areas of the plants. We currently expect these projects to require total funds of $9-11 million. Approximately ninety percent (90%) of these funds will be capital expenditures, with the remaining funds expensed as they are incurred. These projects are expected to improve the overall yield of our preparation plants by 1-2%, or 200,000 - 400,000 tons, per year. We have negotiated contracts for the major preparation plant projects. All projects are expected to be completed by the end of the first quarter of 2006.

FORWARD-LOOKING INFORMATION

From time to time, we make certain comments and disclosures in reports and statements, including this report, or statements made by our officers, which may be forward-looking in nature. Examples include statements related to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding. These forward-looking statements could also involve, among other things, statements regarding our intent, belief or expectation with respect to:

•	our cash flows, results of operation or financial condition;

•	the consummation of acquisition, disposition or financing transactions and the effect thereof on our business;

•	governmental policies and regulatory actions;

•	legal and administrative proceedings, settlements, investigations and claims;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	availability of transportation;

•	market demand for coal, electricity and steel;

•	competition;

•	our relationships with, and other conditions affecting, our customers;

•	employee workforce factors;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	future economic or capital market conditions;

•	our plans and objectives for future operations and expansion or consolidation; and

•	the integration of the Triad acquisition.

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

We wish to caution readers that forward-looking statements, including disclosures which use words such as “believe,”“intend,” “expect,”“may,” “should,” “anticipate,”“could,”  “estimate,” “plan,”  “predict,” “project,” or their negatives, and similar statements, are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations These risks and uncertainties include, but are not limited to, the following: a change in the demand for coal by electric utility customers; the loss of one or more of our largest customers; failure to exploit additional coal reserves; failure to diversify our operations; increased capital expenditures; encountering difficult mining conditions; increased compliance costs; bottlenecks or other difficulties in transporting coal to our customers; lack of availability of financing sources; the effects of regulation and competition; the risk that the Company is unable to close the Triad acquisition or to successfully integrate the Triad business; and the risk factors detailed in our S-1 registration statement declared effective by the Securities and Exchange Commission on May 24, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our $150 million Senior Notes have a fixed interest rate and are not sensitive to changes in the general level of interest rates. The revolver component of our Senior Secured Credit Facility has floating interest rates based on our leverage ratio (the Applicable Rate) plus the Company’s option of either (i) the greater of (a) the prime rate or (b) the federal funds open rate plus 0.5% or (ii) a Euro Rate as defined in the credit agreement. As of June 30, 2005, we had no borrowings outstanding under the term component of the Senior Secured Credit Facility. We do not expect to use interest rate swaps to manage this risk. A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Senior Secured Credit Facility.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments. We believe that the percentage of our sales pursuant to long-term contracts was approximately 86% for the six months ended June 30, 2005.

All of our transactions are denominated in U.S. dollars, and, as a result, we do not have material exposure to currency exchange-rate risks.

We are not engaged in any foreign currency exchange rate or commodity price-hedging transactions and we have no trading market risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Beginning with our annual report for the year ending December 31, 2005, Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, will require us to include an internal control report of management with our annual report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year and will also include our independent auditors’ evaluation of management’s assessment and the effectiveness of our internal control over financial reporting. We cannot assure you that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that we will be able to complete the work required for our management to be able to conclude that our internal control over financial reporting is effective. If we fail to timely remedy any deficiencies, significant deficiencies or additional material weaknesses that we or our auditors may identify, we may be unable to accurately report our financial results, detect fraud or comply with the requirements of Section 404. In addition, we can give no assurance that our independent auditors will agree with our management’s assessment or conclude that our internal control over financial reporting is effective.

PART II
OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a)	Annual Meeting of Shareholders held July 26, 2005.

(b)	Not applicable

(c)
There were 16,578,989 shares of common stock , $0.01 par value per share (the “Common Stock”), of James River outstanding and entitled to vote as of June 24, 2005, the record date for the 2005 Annual Meeting of Shareholders. Each share of Common Stock entitled the holder thereof to one vote. A total of 13,046,935 votes (or 78.7% of the total) were cast. There were no broker non-votes.

All of the Board of Directors’ nominees for directors of the corporation were elected with the following vote:

Director Nominee	Votes For	Votes Withheld
Joseph H. Vipperman	12,976,616	70,319
Alan F. Crown	12,863,409	183,526

(d)	Not applicable

ITEM 6. EXHIBITS

The following exhibits are filed herewith:	Exhibit

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2

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

August 15, 2005