Form 10-Q
period 2005-09-30
James River Coal CO
filed 2005-11-14
CIK 1297720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File
September 30, 2005	Number 000-51129

JAMES RIVER COAL COMPANY
(Exact name of registrant as specified in its charter)

Virginia	54-1602012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 E. Byrd Street, Suite 1600
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (804) 780-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒	No ☐

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of September 30, 2005 was 16,788,380.

FORM 10-Q INDEX

			Page

	PART I	FINANCIAL INFORMATION	3

Item 1.		Financial Statements	3

		Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	3

		Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 (Successor) and September 30, 2004 (Successor)	5

		Condensed Consolidated Statements of Operations for the nine months ended September 30, 2005 (Successor), the five months ended September 30, 2004 (Successor) and the four months ended April 30, 2004 (Predecessor)	6

		Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for the nine months ended September 30, 2005 (Successor), eight months ended December 31, 2004 (Successor) and four months ended April 30, 2004 (Predecessor)	7

		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 (Successor), the five months ended September 30, 2004 (Successor) and the four months ended April 30, 2004 (Predecessor)	8

		Notes to Condensed Consolidated Financial Statements	9

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3		Quantitative and Qualitative Disclosure about Market Risk	50

Item 4.		Controls and Procedures	50

	PART II	OTHER INFORMATION	51

Item 4.		Submission of Matters to a Vote of Securities Holders	51

Item 6.		Exhibits	51

SIGNATURES			52

Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

PART I
FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2005	December 31, 2004

	(Unaudited)
Assets
Current assets:
Cash	$24,169	3,879
Receivables:
Trade	40,429	23,871
Other	1,101	7,362

Total receivables	41,530	31,233

Inventories:
Coal	10,935	2,305
Materials and supplies	6,104	4,084

Total inventories	17,039	6,389

Prepaid royalties	4,025	4,358
Other current assets	5,581	6,337

Total current assets	92,344	52,196

Property, plant, and equipment, at cost:
Land	6,116	2,698
Mineral rights	195,106	162,577
Buildings, machinery and equipment	189,250	106,105
Mine development costs	13,632	5,729
Construction-in-progress	933	231

Total property, plant, and equipment	405,037	277,340
Less accumulated depreciation, depletion, and amortization	57,538	21,765

Property, plant and equipment, net	347,499	255,575
Goodwill	31,869	—
Restricted cash (note 1(c))	—	8,404
Other assets	17,463	11,651

Total assets	$489,175	327,826

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2005	December 31, 2004

	(Unaudited)
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt (note 3)	$—	2,700
Current installments of obligations under capital leases	374	388
Accounts payable	25,327	15,116
Accrued salaries, wages, and employee benefits	3,626	2,093
Workers’ compensation benefits	12,475	12,090
Black lung benefits	2,600	2,600
Accrued taxes	4,224	3,530
Other current liabilities	9,969	3,633

Total current liabilities	58,595	42,150

Long-term debt, less current maturities (note 3)	150,000	92,300
Other liabilities:
Noncurrent portion of workers’ compensation benefits	39,375	38,223
Noncurrent portion of black lung benefits	23,806	23,341
Pension obligations	13,476	15,744
Asset retirement obligations	25,409	14,939
Obligations under capital leases, excluding current installments	363	637
Deferred income taxes	57,311	34,615
Other	226	292

Total liabilities	368,561	262,241

Shareholders’ equity
Preferred Stock, $1.00 par value. Authorized 10,000,000 shares	—	—
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 16,788,380 and 14,740,694, respectively	168	147
Paid-in-capital	140,421	71,784
Deferred stock-based compensation	(18,226)	(7,540)
Retained earnings (deficit)	(1,757)	1,151
Accumulated other comprehensive income	8	43

Total shareholders’ equity	120,614	65,585

Commitments and contingencies (note 5)
Total liabilities and shareholders’ equity	$489,175	327,826

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Successor	Successor

	Three Months Ended 09/30/05	Three Months Ended 09/30/04

Revenues	$122,937	89,881
Cost of sales:
Cost of coal sold	106,074	73,582
Depreciation, depletion, and amortization	14,769	8,023

Total cost of sales	120,843	81,605

Gross profit	2,094	8,276
Selling, general, and administrative expenses	6,651	4,842

Total operating income (loss)	(4,557)	3,434

Interest expense (note 3)	3,935	2,068
Interest income	(80)	(37)
Miscellaneous income, net	(276)	(377)

Total other expense, net	3,579	1,654

Income (loss) before income taxes	(8,136)	1,780
Income tax (benefit) expense	(5,936)	381

Net income (loss)	$(2,200)	1,399

Earnings (loss) per common share (note 7)
Basic earnings (loss) per common share	$(0.14)	0.10

Shares used to calculate basic earnings (loss) per share	15,766	13,800

Diluted earnings (loss) per common share	$(0.14)	0.10

Shares used to calculate diluted earnings (loss) per share	15,766	14,629

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Successor	Successor	Predecessor

	Nine Months Ended 09/30/05	Five Months Ended 09/30/04	Four Months Ended 04/30/04

Revenues	$334,125	154,366	113,949
Cost of sales:
Cost of coal sold	277,981	120,892	89,294
Depreciation, depletion, and amortization	35,818	13,561	12,314

Total cost of sales	313,799	134,453	101,608

Gross profit	20,326	19,913	12,341
Selling, general, and administrative expenses	18,620	7,408	5,023

Total operating income	1,706	12,505	7,318

Interest expense (note 3)	9,040	3,371	566
Interest income	(140)	(51)	—
Charges associated with repayment of debt (note 3)	2,524	—	—
Miscellaneous income, net	(692)	(666)	(330)

Total other expense, net	10,732	2,654	236

Income (loss) before reorganization items and income taxes	(9,026)	9,851	7,082
Reorganization items, net (note 6)	—	—	(100,907)

Income (loss) before income taxes	(9,026)	9,851	107,989
Income tax (benefit) expense	(6,118)	2,108	—

Net income (loss)	$(2,908)	7,743	107,989

Earnings (loss) per common share (note 7)
Basic earnings (loss) per common share	$(0.20)	0.56	6,393.67

Shares used to calculate basic earnings (loss) per share	14,681	13,800	17

Diluted earnings (loss) per common share	$(0.20)	0.53	6,393.67

Shares used to calculate diluted earnings (loss) per share	14,681	14,629	17

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’
Equity (Deficit) and Comprehensive Income (Loss)
Nine Months ended September 30, 2005 (Successor), eight months ended December 31, 2004 (Successor) and four months ended April 30, 2004 (Predecessor)
(in thousands)
(unaudited)

	Common stock	Paid-in- capital	Deferred stock- based Compensation	Retained earnings (accumulated deficit)	Subscribed shares	Accumulated other comprehensive income (loss)	Total

Predecessor Company
Balances, December 31, 2003	$—	226	—	(107,989)	(821)	(15,017)	(123,601)
Net income	—	—	—	107,989	—	—	107,989
Minimum pension liability adjustment	—	—	—	—	—	(692)	(692)

Comprehensive income							107,297

Application of fresh start accounting (note 2) Cancellation of Predecessor common stock	—	(226)	—	—	—	—	(226)
Elimination of Predecessor accumulated other comprehensive loss and subscribed shares	—	—	—	—	821	15,709	16,530

Balances, April 30, 2004	—	—	—	—	—	—	—

Successor Company
Issuance of Successor common stock	138	63,153	—	—	—	—	63,291
Net income	—	—	—	1,976	—	—	1,976
Unrealized gain on marketable securities, net	—	—	—	—	—	43	43

Comprehensive income							2,019

Deferred compensation related to restricted stock awards	9	8,631	(8,640)	—	—	—	—
Cost to register common stock	—	—	—	(825)	—	—	(825)
Amortization of deferred stock-based compensation	—	—	1,100	—	—	—	1,100

Balances, December 31, 2004	147	71,784	(7,540)	1,151	—	43	65,585

Net loss	—	—	—	(2,908)	—	—	(2,908)
Change in unrealized gains and losses on investments, net of tax	—	—	—	—	—	(35)	(35)

Comprehensive income							(2,943)

Deferred compensation related to restricted stock awards	2	12,538	(12,540)	—	—	—	—
Issuance of common stock net of offering costs of $3,696	15	45,039	—	—	—	—	45,054
Common stock issued in acquisition of Triad Mining, Inc	4	10,996	—	—	—		11,000
Repurchased shares for tax withholding	—	(1,128)	—	—	—	—	(1,128)
Tax benefit on vested shares of restricted stock	—	1,062	—	—	—	—	1,062
Amortization of deferred stock-based compensation	—	—	1,854	—	—	—	1,854
Exercise of stock options	—	93	—	—	—	—	93
Capital contribution, net of tax	—	37	—	—	—	—	37

Balances, September 30, 2005	$168	140,421	(18,226)	(1,757)	—	8	120,614

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Successor	Successor	Predecessor

	Nine Months Ended 09/30/05	Five Months Ended 09/30/04	Four Months Ended 04/30/04

Cash flows from operating activities:
Net income (loss)	$(2,908)	7,743	107,989
Adjustments to reconcile net income to net cash provided by operating activities
Fresh start accounting adjustment	—	—	(111,533)
Non-cash reorganization items	—	—	10,010
Depreciation, depletion, and amortization	35,818	13,561	12,313
Accretion of asset retirement obligations	1,085	503	397
Amortization of deferred financing costs	597	—	—
Amortization of deferred stock-based compensation	1,854	385	—
Deferred income tax benefit	(6,117)	(197)	—
(Gain) loss on sale or disposal of property, plant, and equipment	80	(52)	19
Write-off of deferred financing costs	1,733	—	—
Changes in operating assets and liabilities:
Receivables	(616)	2,393	(12,883)
Inventories	(7,815)	3,874	(4,028)
Prepaid royalties and other current assets	2,509	1,131	(1,236)
Other assets	(312)	(6,500)	132
Accounts payable	5,452	(10,713)	(2,921)
Accrued salaries, wages, and employee benefits	(22)	(1,013)	1,429
Accrued taxes	(433)	2,505	139
Other current liabilities	5,834	(276)	1,535
Workers’ compensation benefits	1,152	1,188	1,417
Black lung benefits	850	(635)	(547)
Pension obligations	(2,268)	(1,464)	(609)
Asset retirement obligation	(788)	71	(108)
Other liabilities	(66)	10	(2)

Net cash provided by operating activities	35,619	12,514	1,513

Cash flows from investing activities:
Additions to property, plant, and equipment	(56,108)	(13,688)	(9,521)
Payments for acquisitions, net of cash acquired	(59,404)	—	—
Proceeds from sale of property, plant, and equipment	238	4,035	86
Decrease (increase) in restricted cash	8,404	(35)	(28)

Net cash used in investing activities	(106,870)	(9,688)	(9,463)

Cash flows from financing activities:
Proceeds from borrowings	150,000	20,000	6,400
Repayment of long-term debt	(95,468)	—	—
Repayment of registration fees	—	(232)	—
Principal payments on short-term debt	—	(6,400)	—
Net proceeds from issuance of common stock	45,054	—	—
Principal payments under capital lease obligations	(289)	(182)	(164)
Capitalized deferred financing costs	(7,866)	—	(1,874)
Capital contribution and proceeds from stock options exercised	110	—	—

Net cash provided by financing activities	91,541	13,186	4,362

Increase in cash	20,290	16,012	(3,588)
Cash at beginning of period	3,879	1,302	4,890

Cash at end of period	$24,169	17,314	1,302

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

The Company’s accompanying consolidated financial statements for the four months ended April 30, 2004, have been prepared in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7), which provides guidance for financial reporting by entities that have filed petitions under Bankruptcy.  The consolidated financial statements after emergence are those of a new reporting entity (the Successor) and are not comparable to the consolidated financial statements of the pre-emergence Company (the Predecessor). A black line has been drawn in the financial statements to distinguish Predecessor and Successor financial information.  See note 2 for additional information.

(c)	Restricted Cash

As of December 31, 2004, $8,404,000 of the Company’s cash was restricted as to its use. Restrictions were imposed by the Company’s banks relating to letters of credit issued (see note 5).  The Company had no restricted cash as of September 30, 2005.

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

Financial Accounting Standards Board (FASB) Statement No. 143, Accounting for Asset Retirement Obligations requires that asset retirement obligations be recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows, in the period in which it is incurred. The estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed is reviewed periodically by the Company’s management and engineers. In estimating future cash flows, the Company considers the estimated current cost of reclamation and applies inflation rates and a third party profit, as necessary. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on behalf of the Company. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Accretion expense is included in cost of produced coal. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is incurred. At September 30, 2005 and December 31, 2004, the Company had accrued $27.0 million and $16.0 million respectively, related to estimated mine reclamation costs.

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

The Company is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, and various states’ statutes for the payment of medical and disability benefits to employees and their dependents resulting from occurrences of coal worker’s pneumoconiosis disease (black lung). The Company provides for federal and state black lung claims through a self-insurance program for its Kentucky operations.  The Company uses the service cost method to account for its self-insured black lung obligation. The liability measured under the service cost method represents the discounted future estimated cost for former employees either receiving or projected to receive benefits, and the portion of the projected liability relative to prior service for active employees projected to receive benefits. The Company has insured its black lung obligation for its Midwest operations.

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

Our effective income tax rate is impacted by percentage depletion.  Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost depletion, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur between interim fiscal periods due to the varying levels of profitability (and thus, taxable income and percentage depletion) projected at each of our mine locations.

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

In performing the Statement No. 123 analysis for stock options, a risk free rate of 5% was assumed, expected volatility was zero, and no dividends were anticipated for the options issued in 2004 (136,668 of unvested options and 59,332 of vested options issued in 2004 remain outstanding at September 30, 2005) and a risk free rate of 4.6% was assumed, expected volatility was 40%, and no dividends were anticipated for stock options issued in 2005 (40,000 of unvested options issued in 2005 remain outstanding at September 30, 2005). If the Company had followed the fair value method under FASB Statement No. 123 to account for stock based compensation cost for restricted stock grants the amount of stock based compensation, net of related tax, the difference between the reported amount and the amount calculated in accordance with FASB Statement No. 123 for the four months ended April 30, 2004 and the three and five months ended September 30, 2004 would have been less than $0.01 per share.  The following is the impact if the Company had followed the fair value method under FASB Statement No. 123 to account for stock based compensation for the three and nine months ended September 30, 2005 (in 000’s except per share amounts):

	Three Months Ended	Nine Months Ended

	September 30, 2005	September 30,2005

Net loss, as reported	$(2,200)	(2,908)
Add: Net stock-based employee compensation expense recorded for restricted and performance based stock grants	589	1,149
Deduct: Net stock-based employee compensation expense for options and restricted and performance based stock grants determined under Black-Scholes option pricing model	(491)	(932)

Pro forma net loss	$(2,102)	(2,691)

Income per share:
Basic and diluted- as reported	$(0.14)	(0.20)

Basic and diluted- pro forma	$(0.13)	(0.18)

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which requires all public companies to measure compensation cost in the income statement for all share-based payments (including employee stock options) at fair value for fiscal years beginning after June 15, 2005. The Company intends to adopt FAS 123R on January 1, 2006 using the modified-prospective method. The Company has not completed its assessment of the impact of the adoption of this statement on its consolidated financial statements.

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

The effects of the Plan and the application of fresh-start accounting on the Company’s pre-confirmation consolidated balance sheet include adjustments to record the gain on the debt extinguished under the plan and adjustments to record the assets of the Company at their estimated fair value and the liabilities of the Company at their estimated present values. The reorganization value was derived from the enterprise value for the reorganized company as follows: (in 000’s)

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

James River Coal Company
Reorganized Condensed Consolidated Balance Sheet
As of April 30, 2004
(in thousands)
(Unaudited)

		Fresh Start Adjustments

Assets	Predecessor Company April 30, 2004	Debt Extinguishment		Reorganization Adjustments		Successor Company April 30, 2004

Cash	$1,301	—		—		1,301
Receivables	35,838	—		—		35,838
Inventories	11,930	—		1,079	(2)	13,009
Prepaid royalties	9,932	—		(362	) (2)	9,570
Other current assets	4,463	—		(347	) (2)	4,116

Total current assets	63,464	—		370		63,834
Land and mineral rights	223,004	—		(57,567	) (2)	165,437
Buildings, machinery, and equipment	236,901	—		(155,050	) (2)	81,851
Mine development costs	12,984	—		(12,984	) (2)	—
Construction-in-progress	974	—		—		974

	473,863	—		(225,601)		248,262
Less accumulated depreciation, depletion, and amortization	219,604	—		(219,604	) (2)	—

Net property, plant, and equipment	254,259	—		(5,997)		248,262
Restricted cash	8,348	—		—		8,348
Other long-term assets	6,518	(3,110	) (1)	(734	) (2)	2,674

Total assets	$332,589	(3,110)		(6,361)		323,118

James River Coal Company
Reorganized Condensed Consolidated Balance Sheet
As of April 30, 2004
(in thousands)
(Unaudited)

		Fresh Start Adjustments

Liabilities and Shareholders’ Equity (Deficit)	Predecessor Company April 30, 2004	Debt Extinguishment		Reorganization Adjustments		Successor Company April 30, 2004

Borrowings under DIP credit agreement	$6,400	—		—		6,400
Current installments of obligations under capital leases	749	—		(272	) (3)	477
Accounts payable	26,293	—		—		26,293
Accrued salaries, wages and employee benefits	4,501	—		—		4,501
Workers’ compensation benefits	9,500	—		—		9,500
Black lung benefits	2,500	—		—		2,500
Accrued taxes	3,588	—		—		3,588
Other current liabilities	4,037	—		—		4,037

Total current liabilities	57,568	—		(272)		57,296
Long term debt	—	75,000	(1)	—		75,000
Noncurrent portion of workers’ compensation benefits	42,699	—		—		42,699
Noncurrent portion of black lung benefits	10,661	—		13,610	(4)	24,271
Pension obligations	14,267	—		3,363	(5)	17,630
Asset retirement obligations	13,963	—		—		13,963
Obligations under capital leases, excluding current installments	1,159	—		(240	) (3)	919
Deferred income taxes	—	—		27,391	(6)	27,391
Other long term liabilities	658	—		—		658

Total other liabilities	83,407	—		44,124		127,531
Liabilities subject to compromise	319,451	(319,451	) (1)	—		—

Total liabilities	460,426	(244,451)		43,852		259,827
Common stock	—	138	(1)	—		138
Paid-in-capital	226	63,153	(1)	(226	) (7)	63,153
Retained earnings (accumulated deficit)	(111,533)	178,050	(1)	(66,517	) (7)	—
Subscribed shares	(821)	—		821	(7)	—
Accumulated other comprehensive income (loss)	(15,709)	—		15,709	(7)	—

Total shareholders’ equity (deficit)	(127,837)	241,341		(50,213)		63,291

Total liabilities and shareholders’ equity	$332,589	(3,110)		(6,361)		323,118

The following is a description of the fresh start adjustments for debt extinguishment and reorganization adjustments:

Extinguishment of Debt

          (1)          Liabilities subject to compromise that were extinguished in bankruptcy consist of the following (amounts in 000’s):

Pre-petition bank loan agreement	$207,807
Pre-petition senior note	37,953
Accrued and unpaid interest	12,234
Terminated interest rate swap	8,434

Total secured	266,428
Promissory notes	5,176
Redeemable preferred stock	8,500
Accounts payable and other	39,347

Total unsecured	53,023

Total liabilities subject to compromise	$319,451

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

(7)	The equity of the predecessor company, including subscribed shares and accumulated other comprehensive loss, has been eliminated in fresh start accounting.

(3)           Long Term Debt and Interest Expense

Long-term debt is as follows (amounts in 000’s):

	September 30, 2005	December 31, 2004

Senior Notes	$150,000	—
Senior Secured Credit Facility – Revolver	—	—
Prior Senior Secured Credit Facility - Term loan	—	20,000
Prior Term Credit Facility	—	75,000

Total long-term debt	150,000	95,000
Less amounts classified as current	—	2,700

Total long-term debt, less current maturities	$150,000	92,300

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

The Senior Secured Credit Facility and the Senior Notes contain financial covenants including a fixed charge coverage ratio, senior secured leverage ratio and maximum annual limits on capital expenditures.   The Company’s debt covenants also prohibit payment of cash dividends.  The Company was in compliance with all of the financial covenants of the Senior Secured Credit Facility as of September 30, 2005.

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

(d)       Interest Expense and Other

Until the date of filing of bankruptcy, the Company accrued interest. The Company determined that there was insufficient collateral to cover the interest portion of the scheduled payments on its prepetition debt obligations. As of the bankruptcy date the Company ceased accruing interest on all the prepetition secured debt obligations. If such interest had continued to be accrued, interest expense for four months ended April 30, 2004 would have been approximately $7.6 million higher than reported. During the four months ended April 30, 2004, the Company paid $0.3 million in interest. During the five months ended September 30, 2004, the Company paid approximately $3.1 million in interest. During the three months and nine months ended September 30, 2005, the Company paid approximately $0.2 million and $3.9 million, respectively, in interest.

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

On May 31, 2005, the Company completed an offering of 1.5 million shares of common stock at a price of $32.50 per share. The Company received net proceeds of approximately $45.0 million from the offering. (see note 3(a))

(c)	Redeemable Preferred Stock (Predecessor Company)

Prior to the bankruptcy petition, the Company had 8,500 shares of Class C, nonvoting, mandatory redeemable preferred stock outstanding. The preferred shares had a par value of $1,000 per share and a dividend rate of 8%.

On July 1, 2003, the Company adopted Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which required that dividends on redeemable preferred stock be reported as a financing cost in our consolidated statement of operations. Accordingly, preferred dividends of $226,667 for the four months ended April 30, 2004, are included in interest expense in the consolidated statements of operations.

The preferred stock was cancelled on May 6, 2004 in accordance with the terms of the Plan of Reorganization.

(5)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $50.0 million as of September 30, 2005 to guarantee performance under certain contractual arrangements.  The letters of credit were issued under the Company’s Letter of Credit Facility (see note 3).

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(6)	Reorganization Items, Net

Reorganization items, net, consist of the following (amounts in 000’s):

Predecessor Company Four Months Ended April 30, 2004

Professional fees and administrative expenses	$10,685
Interest income	(59)
Gain on extinguishment of debt and fresh start accounting adjustments	(111,533)

$(100,907)

(7)	Earnings Per Share

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share:

	Successor Three Months Ended September 30, 2005	Successor Three Months Ended September 30, 2004

Weighted average number of common shares outstanding:
Basic	15,766,279	13,799,994
Effect of dilutive instruments	—	829,000

Diluted	15,766,279	14,628,994

	Successor Nine Months Ended September 30, 2005	Successor Five Months Ended September 30, 2004	Predecessor Four Months Ended April 30, 2004

Weighted average number of common shares outstanding:
Basic	14,681,061	13,799,994	16,890
Effect of dilutive instruments	—	829,000	—

Diluted	14,681,061	14,628,994	16,890

On May 6, 2004 the Company emerged from bankruptcy under a joint plan of reorganization.  On that date the Company cancelled all existing equity securities and issued 13,799,994 shares of new common stock, which were distributed pro-rata to the pre-petition secured creditors.

For periods in which there was a loss, the Company has excluded from its diluted earning per share calculation options to purchase shares with underlying exercise prices less than the average market prices and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per share.  The excluded instruments would have increased the diluted weighted average number of common shares by approximately 1.0 million and 0.9 million for the three months and nine months ended September 30, 2005, respectively.

(8)	Pension Expense

The components of net periodic benefit cost are as follows (amounts in 000’s):

	Successor

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004

Service cost	$527	458
Interest cost	793	735
Expected return on plan assets	(761)	(645)
Amortization of prior service cost	—	—
Recognized actuarial loss	—	—

Net periodic benefit cost	$559	548

	Successor		Predecessor

	Nine Months Ended September 30, 2005	Five Months Ended September 30, 2004	Four Months Ended April 30, 2004

Service cost	$1,579	765	611
Interest cost	2,378	1,224	965
Expected return on plan assets	(2,282)	(1,076)	(811)
Amortization of prior service cost	—	—	130
Recognized actuarial loss	—	—	340

Net periodic benefit cost	$1,675	913	1,235

(9)	Pneumoconiosis (Black Lung) Benefits

The expense for black lung benefits consists of the following (amounts in 000’s):

	Successor

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004

Service cost	$74	74
Interest cost	340	188
Amortization of actuarial loss	54	—

Total expense	$468	262

	Successor		Predecessor

	Nine Months Ended September 30, 2005	Five Months Ended September 30, 2004	Four Months Ended April 30, 2004

Service cost	$222	124	99
Interest cost	1,021	320	254
Amortization of actuarial loss	163	—	263

Total expense	$1,406	444	616

(10)	Acquisition of Triad Mining, Inc.

On May 31, 2005, the Company purchased all of the stock of Triad Mining, Inc. (Triad).   Triad directly and through its wholly-owned subsidiary, Triad Underground Mining, LLC, owns and operates six surface mines and one underground mine in southern Indiana.  The purchase price, including related costs and fees, of approximately $70.4 million was funded through the issuance of 338,295 shares of the Company’s common stock valued at $11.0 million and cash from the Company’s equity and debt offerings in May 2005 (see notes 3 and 4).  In 2004, Triad produced approximately 3.4 million tons of coal.  The acquisition was accounted for as a purchase.

The Company also entered into an agreement with two of Triad’s principals to issue common stock valued at up to $5.0 million, if prior to May 31, 2007 the Company obtains the right to own, lease or mine certain proven and probable reserves.

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

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (in 000’s):

Accounts receivable	$9,672
Coal inventory	1,872
Other current assets	1,896
Property, plant and equipment	37,151
Mineral rights	22,538
Goodwill	31,869
Other assets	495
Current liabilities	(6,783)
Asset retirement obligations	(7,861)
Deferred taxes and other liabilities	(20,445)

Total purchase price, net of cash received of $5,414	$70,404

The following are the pro forma revenues, net income and earnings per share, as if Triad had been included in the Company’s results of operations during the nine months ended September 30, 2005.  As the cash portion of the Triad purchase price was paid from a portion of the proceeds from the Senior Notes and the concurrent stock offering, the portion of these transactions that were necessary to complete the Triad acquisition are also assumed to have occurred at the beginning of the pro forma period.

Nine Months ended September 30, 2005

Revenues (in 000’s)	$373,747
Net loss (in 000’s)	(2,801)
Earning per share – Basic and Diluted	(0.18)

(11)	Segment Information

The Company mines, processes and sells bituminous, steam-and industrial-grade coal to electric utilities and industrial customers. The Company has two segments based on the coal basins in which the Company operates.  These basins are located in Central Appalachian (CAPP) and in the Midwest (Midwest).  The Company’s CAPP operations are located in eastern Kentucky and the Company’s Midwest operations are located in southern Indiana.  Coal quality, coal seam height, transportation methods and regulatory issues are generally consistent within a basin.  Accordingly, market and contract pricing have been developed by coal basin.  The Company manages its coal sales by coal basin, not by individual mine complex.  Mine operations are evaluated based on their per-ton operating costs.  Operating segment results for the three months and nine months ended September 20, 2005 are shown below (segment results for periods prior to the acquisition of Triad on May 31, 2005 are not provided as the Company had only one segment).

Three months ended September 30, 2005

(Amounts in thousands, except per ton amounts)	CAPP	Midwest	Corporate	Consolidated

Revenues	$98,659	24,278	—	122,937
Income from operations	(1,954)	698	(3,301)	(4,557)
Depreciation, depletion and amortization	11,079	3,662	28	14,769
Total assets	375,351	111,265	2,559	489,175

Nine months ended September 30, 2005

(Amounts in thousands, except per ton amounts)	CAPP	Midwest (1)	Corporate	Consolidated

Revenues	$301,806	32,319	—	334,125
Income from operations	9,218	1,388	(8,900)	1,706
Depreciation, depletion and amortization	30,959	4,776	83	35,818
Total assets	375,351	111,265	2,559	489,175

(1)	Includes the results of operation of Triad from the date of its acquisition (May 31, 2005).

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

Overview

We mine, process and sell bituminous, low sulfur, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes ”) located throughout eastern Kentucky and southern Indiana.  We have two reportable business segments based on the coal basins in which we operate (Central Appalachian (CAPP) and the Midwest (Midwest)).  For the nine months ended September 30, 2005, we generated approximately 78% of our revenues from several long-term contracts with electric utilities, including 28% derived from our largest customer, Georgia Power Company.  Of the remaining revenues, 20% were generated by industrial accounts and 2% were generated from fees from the handling and marketing of coal-based synfuel product.

As compared to the prior year, we experienced a significant increase in mining costs during the first nine months of 2005.  The increased costs were primarily due to higher labor costs and an increase in the cost of roof support materials, mining bits and machine parts due to an increase in steel prices.    We continue to focus on reducing our operating costs at each mine and improving miner productivity.

Reserves

Marshall Miller & Associates, Inc. (“MM&A”) prepared a detailed study of our CAPP reserves as of March 31, 2004 based on all of our geologic information, including our updated drilling and mining data.   In connection with our acquisition of Triad, MM&A also prepared a detailed study of Triad’s reserves as of February 1, 2005, based on similar data from Triad.  The coal reserve studies conducted by MM&A were planned and performed to obtain reasonable assurance of the subject demonstrated reserves.  In connection with the studies, MM&A prepared reserve maps and had certified professional geologists develop estimates based on data supplied by us and Triad using standards accepted by government and industry.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through September 30, 2005, we estimate that, as of September 30, 2005, we controlled approximately 241.2 million tons of proven and probable coal reserves in the CAPP region and 19.9 millions tons in the Midwest.  The following table provides additional information regarding changes to our reserves since December 31, 2004 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2004	207.4	—	207.4
Coal Extracted (1)	(6.6)	(1.2)	(7.8)
Acquisitions (2)	39.4	19.9	59.3
Adjustments (3)	1.0	1.2	2.2

Proven and Probable Reserves, as of September 30, 2005	241.2	19.9	261.1

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which requires all public companies to measure compensation cost in the income statement for all share-based payments (including employee stock options) at fair value for fiscal years beginning after June 15, 2005. We intend to adopt FAS 123R on January 1, 2006 using the modified-prospective method.  We have not completed our assessment of the impact of the adoption of this statement on our consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption to the extent non-qualified stock options are exercised.

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

Trends In Our Business

We expect the current strong pricing environment for coal to weaken somewhat during the next one to two years.  This is due to increased incremental production that has historically come into the markets during periods of strong pricing.  We believe that the impact of this potentially increased production will be offset by the need of utilities to rebuild diminished coal inventories resulting from service difficulties that the major railroads have experienced.  According to the Energy Information Administration (EIA), coal stockpiles at utilities are currently below normal levels.  Any effort by the utilities to rebuild their inventory positions should absorb a portion of any increased coal production.  Continuing difficulties with rail transportation may also have an impact on increased production and market pricing.  If marginal increases in the production of coal cannot be delivered to the utility customers by rail in a timely manner, the depressing effect of the increased production on market prices will be reduced.  In addition, any new coal production would likely require additional permits, labor and equipment, which are currently difficult and time consuming to obtain.

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

As discussed previously, our costs of production have continued to increase.  We expect the higher costs to continue for the next several years, due to a highly competitive market for a limited supply of skilled mining personnel and higher costs in worldwide commodity markets.  We are actively recruiting and training new personnel to staff our mines.  However, we expect the strong market pricing for coal to increase turnover of existing personnel and potentially lead to higher costs for employees that we retain.  Our industry has also experienced increased mining costs due to significant price increases for various commodities, including steel and diesel fuel.  We expect that these increases in commodity prices will moderate in 2006.

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

Our interim consolidated financial statements for the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005, presented in this report are unaudited.  The financial statements for the nine months ended September 30, 2004 include the effects of our bankruptcy proceedings.  These include the classification of certain expenses, and gains and losses as reorganization items, and other matters described in the notes to our consolidated financial statements.

Recent Developments

Acquisition of Triad Mining, Inc.

On May 31, 2005, the Company purchased all of the stock of Triad Mining, Inc.  Triad Mining, Inc., together with its wholly-owned subsidiary, Triad Underground Mining, LLC (collectively Triad), owns and operates six surface mines and one underground mine in southern Indiana.   The purchase price, including related costs and fees, of $70.4 million was funded through the issuance of 338,295 shares of our common stock valued at $11.0 million and the remainder was funded with cash from the our equity and debt offerings in May 2005 (see Liquidity and Capital Resources).  In 2004, Triad produced approximately 3.4 million tons of coal.  The acquisition was accounted for as a purchase.

The Company also entered into an agreement with two of Triad’s principals to issue common stock valued at up to $5.0 million, if prior to May 31, 2007 the Company obtains the right to own, lease or mine certain proven and probable reserves.

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

In connection with the Triad acquisition, we have also entered into a registration rights agreement with the holders of Triad stock giving those holders the right to require us to register the shares of our common stock received by them in the acquisition.

Results of Operations

Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004

The following table shows selected operating results for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 (in 000’s, except per ton amounts).  The Company’s results of operations include the impact of the Triad acquisition subsequent to May 31, 2005.

	Three Months Ended September 30,

	2005		2004		Change

	Total	Per Ton	Total	Per Ton	Total

Volume (tons)	3,167		2,219		43%
Revenues
Coal sales	120,372	38.01	88,021	39.67	37%
Synfuel handling	2,565		1,860		38%
Cost of coal sold	106,074	33.49	73,582	33.16	44%
Depreciation, depletion and amortization	14,769	4.66	8,023	3.62	84%
Gross profit	2,094	0.66	8,276	3.73	-75%
Selling, general and administrative	6,651	2.10	4,842	2.18	37%

Volume and Revenues by Segment

	Three Months Ended September 30,

	2005		2004

	CAPP	Midwest	CAPP	Midwest

Volume (tons)	2,247	920	2,219	—
Coal sales revenue	$96,094	24,278	88,021	—
Average sales price per ton	$42.77	26.39	39.67	—

For the three months ended September 30, 2005 we shipped 3.2 million tons of coal compared to 2.2 million tons for the same period in 2004.  This increase was primarily due to the acquisition of Triad which added 920,000 tons in 2005.

Coal sales revenue for the three months ended September 30, increased from $88.0 million in 2004 to $120.4 million in 2005. This increase was due to an increase in the average sales price per ton for sales under long-term contracts and spot sales in CAPP and a $24.3 million increase due to the acquisition of Triad.  For the three months ended September 30, 2005, the CAPP region sold approximately 2.0 million tons of coal under long-term contracts (89% of total CAPP sales volume) at an average selling price of $39.88 per ton.  For the three months ended September 30, 2004, the CAPP region sold 1.7 million tons of coal (77% of total CAPP sales volume) under long-term contracts at an average selling price of $35.47 per ton.  For the three months ended September 30, 2005, the CAPP region sold 241,000 tons of coal (11% of total CAPP sales volume) to the spot market at an average selling price of $66.64 per ton.  For the three months ended September 30, 2004, the CAPP region sold approximately 500,000 tons (23% of total CAPP sales volume) to the spot market at an average selling price of $54.03 per ton.

Operating Costs by Segment

	Three Months Ended September 30,

	2005			2004

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$87,130	18,944	—	73,582	—	—
Per ton	38.78	20.59	—	33.16	—	—
Depreciation, depletion and amortization	11,079	3,662	28	7,995	—	27
Per ton	4.93	3.98	—	3.60	—	—

Cost of Coal Sold

For the three months ended September 30, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $73.6 million in 2004 to $106.1 million in 2005.  Our cost per ton of coal sold in the CAPP region increased from $33.16 per ton in the 2004 period to $38.78 per ton in the 2005 period.  This $5.60 increase in cost per ton of coal sold was due to several factors.  Labor and benefit costs increased by $1.65 per ton in the 2005 period primarily due to a wage increase to all production employees, effective January 1, 2005.  The competitive job market in the coal industry necessitated the wage increase.  The labor and benefit costs were also impacted by the implementation of a safety bonus program in 2005 and a refund of insurance premiums totaling $0.8 million.  Variable costs increased by $1.85 per ton, primarily due to a per ton increase in roof support materials, mining bits and machine parts due to the increase in steel prices   Trucking costs increased by $1.20 per ton in the 2005 period due to higher fuel costs.  The cost per ton of coal sold in the Midwest was $20.59 per ton in the 2005 period.

Depreciation, depletion and amortization

For the three months ended September 30, depreciation, depletion and amortization, increased from $8.0 million in 2004 to $14.8 million in 2005.  In the CAPP region, depreciation, depletion and amortization increased $3.1 million to $11.1 million or $4.93 per ton.  This increase was due to normal capital expenditures which increased the depreciable asset base.  In the Midwest, depreciation, depletion and amortization was $3.7 million or $3.98 per ton which reflects the depreciation, depletion and amortization based on the preliminary purchase price allocation for the acquisition of Triad.

Selling, general and administrative

Selling, general and administrative expenses increased from $4.8 million for the three months ended September 30, 2004 to $6.7 million for the three months ended September 30, 2005.  The increase was due to a $2.6 million increase in costs primarily related to stock related compensation, salaries and benefits costs, professional fees and bank charges related to letters of credit.  These increases were offset by a reduction in the bonus accrual of $0.7 million in the nine months ended September 30, 2005.

Income Taxes

Our effective tax rate for the three months ended September 30, 2005 was 73.0%.  Our effective income tax rate is impacted by percentage depletion.  Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost depletion, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Nine Months Ended September 30, 2005 Compared with the Nine Months Ended September 30, 2004

In order to provide a basis for comparing the nine months ended September 30, 2005 with the nine months ended September 30, 2004, the operating results of the Successor Company for the five months ended September 30, 2004 have been combined with the operating results for the Predecessor Company for the four months ended April 30, 2004, for purposes of the following table and discussion.  The combination of predecessor and successor accounting periods is not permitted by generally accepted accounting principles and the operating results are not comparable. Additionally, the Company’s results of operations include the impact of the Triad acquisition subsequent to May 31, 2005.

The following table shows selected operating results for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 (in 000’s, except per ton amounts):

	Nine Months Ended September 30,

	2005		2004		Change

	Total	Per Ton	Total	Per Ton	Total

Volume (tons)	8,044		6,878		17%
Revenues
Coal sales	327,828	40.75	262,942	38.23	25%
Synfuel handling	6,297		5,373		17%
Cost of coal sold	277,981	34.56	210,186	30.56	32%
Depreciation, depletion and amortization	35,818	4.45	25,875	3.76	38%
Gross Profit	20,326	2.53	32,254	4.69	-37%
Selling, general and administrative	18,620	2.31	12,431	1.81	50%

Volume and Revenues by Segment

	Nine Months Ended September 30,

	2005		2004

	CAPP	Midwest	CAPP	Midwest

Volume (tons)	6,825	1,219	6,878	—
Coal sales revenue	$295,509	32,319	262,942	—
Average sales price per ton	$43.30	26.51	38.23	—

For the nine months ended September 30, we shipped 8.0 million tons of coal in 2005 as compared to 6.9 million tons in 2004.  This increase was primarily due to the acquisition of Triad which added 1.2 million tons in 2005.

Coal sales revenue for the nine months ended September 30, increased from $262.9 million in 2004 to $327.8 million in 2005. This increase was due to an increase in the average sales price per ton for sales and a $32.3 million increase due to the acquisition of Triad on May 31, 2005.   For the nine months ended September 30, 2005, the CAPP region sold 5.9 million tons of coal under long-term contracts (86% of total CAPP sales volume) at an average selling price of $40.12 per ton.  For the nine months ended September 30, 2004, the CAPP region sold 5.3 million tons of coal (78% of total CAPP sales volume) under long-term contracts at an average selling price of $35.00 per ton.  For the nine months ended September 30, 2005, the CAPP region sold 927,000 tons of coal (14% of total CAPP sales volume) to the spot market at an average selling price of $63.53 per ton.  For the nine months ended September 30, 2004, the CAPP region sold approximately 1.6 million tons (22% of CAPP total sales volume) to the spot market at an average selling price of $49.48 per ton.

Operating Costs by Segment

	Nine Months Ended September 30,

	2005			2004

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of Coal Sold	$253,060	24,921	—	210,186	—	—
Per ton	37.08	20.44	—	30.56	—	—
Depreciation, depletion, and amortization	30,959	4,776	83	25,783	—	92
Per ton	4.54	3.92	—	3.75	—	—

Cost of Coal Sold

For the nine months ended September 30, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $210.2 million in 2004 to $278.0 million in 2005.  Our cost per ton of coal sold in the CAPP region increased from $30.56 per ton in the 2004 period to $37.08 per ton in the 2005 period.  This $6.52 increase in cost per ton of coal sold was due to several factors.  Labor and benefit costs increased by $1.50 per ton in the 2005 period due to a wage increase to all production employees, effective January 1, 2005.  The competitive job market in the coal industry necessitated this increase.  Variable costs increased by $2.50 per ton, primarily due to a per ton increase in roof support materials, mining bits and machine parts due to the increase in steel prices.  Trucking costs increased by $1.18 per ton in the 2005 period due to higher fuel costs.  Cost per ton of coal sold in the Midwest region was $20.44 in the 2005 period.

Depreciation, depletion and amortization

For the nine months ended September 30, depreciation, depletion and amortization, increased from $25.9 million in 2004 to $35.8 million in 2005.  In the CAPP region, depreciation, depletion and amortization increased $5.2 million to $31.0 million or $4.54 per ton.  These expenses are not comparable due to the impact of fresh start accounting on our asset base.  In the Midwest, depreciation, depletion and amortization was $4.8 million or $3.92 per ton which reflects the depreciation, depletion and amortization from the preliminary purchase price allocation for the acquisition of Triad.

Selling, general and administrative

Selling, general and administrative expenses increased from $12.4 million for the nine months ended September 30, 2004 to $18.6 million for the nine months ended September 30, 2005. Approximately $3.8 million of this increase was due to stock related compensation, salaries and benefits costs, professional fees and bank charges related to letters of credit.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2005 was 67.8%.  Our effective income tax rate is impacted by percentage depletion.  Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost depletion, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Liquidity and Capital Resources

In May 2005, we issued 1.5 million shares of common stock at $32.50 per share and $150 million of Senior Notes due on June 1, 2012 (the Senior Notes).  The net proceeds of $187.2 million from the Senior Notes and the concurrent equity offering were used to repay existing debt, to fund our acquisition of Triad and for general corporate purposes.  The Senior Notes are unsecured and accrue interest at 9.375% annum.  Interest payments on the Senior Notes are required semi-annually.  We may redeem the Senior Notes, in whole or in part, at any time on or after June 1, 2009 at redemption prices from 104.86% in 2009 to 100% in 2011.  In addition, at any time prior to June 1, 2008, we may redeem up to 35% of the principal amount of the Senior Notes with the net cash proceeds of a public equity offering at a redemption price of 109.375%, plus accrued and unpaid interest to the redemption date.

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

The Senior Secured Credit Facility and the Senior Notes contain financial covenants including a fixed charge coverage ratio, senior secured leverage ratio and maximum annual limits on capital expenditures.   Our debt covenants also prohibit payment of cash dividends.  We were in compliance with all of the financial covenants of the Senior Secured Credit Facility as of September 30, 2005.

The following chart reflects the components of our debt as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004

Senior Notes	$150,000	—
Senior Secured Credit Facility – Revolver	—	—
Prior Senior Secured Credit Facility - Term loan	—	20,000
Prior Term Credit Facility	—	75,000

Total long-term debt	150,000	95,000
Less amounts classified as current	—	2,700

Total long-term debt, less current maturities	$150,000	92,300

As of September 30, 2005, we had available liquidity of approximately $49.2 million.  This consisted of unrestricted cash on hand of approximately $24.2 million and availability under the Revolver of our Senior Secured Credit Facility of approximately $25.0 million.

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

Our secondary source of cash is the Revolver.  We believe that cash on hand, cash generated from our operating activities, and availability under the revolver component of our Senior Secured Credit Facility will be sufficient to meet our working capital needs, to fund our capital expenditures for existing operations and to meet our debt service obligations for the next twelve months.  Nevertheless, there are many factors beyond our control, including general economic and coal market conditions that could have a material adverse impact on our ability to meet our liquidity needs.

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

Other than ordinary course of business expenses and capital expenditures for existing mines during the next several years, our only large expected use of cash are discussed below in the “Project Development” section.  We expect that such expenditures will be funded through cash on hand; cash generated by operations and from our Senior Secured Credit Facility.

Net cash provided by or used in operating activities reflects net income or loss adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities).  Net cash provided by operating activities was $35.6 million for the nine months ended September 30, 2005 as compared to $14.0 million in the nine months ended September 30, 2004.  Although our cash from operations has changed significantly in the periods discussed, we do not believe that these periods are comparable due to our emergence from bankruptcy.  We experienced unusual swings in working capital leading up to and entering bankruptcy.  We also were able to renegotiate our coal contracts due to the bankruptcy, which increased our revenues.

Net cash used by investing activities was $106.9 million in the nine months ended September 30, 2005 as compared to $19.2 million in the nine months ended September 30, 2004.  The increase was primarily due to capital expenditures for the development of Mine 15 at our McCoy Elkhorn complex of $15.2 million and $59.4 million of payments in connection with our acquisition of Triad, net of cash acquired, during the nine months ended September 30, 2005.  The remaining capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the efficiency of our mining operations.

Net cash provided by or used in financing activities primarily reflects changes in short- and long-term financing.  Net cash provided by financing activities was $91.5 million for the nine months ended September 30, 2005 and $17.5 million for the nine months ended September 30, 2004.  The cash provided by financing in the nine months ended September 30, 2005 was the primarily the result of the completion of the concurrent stock and note offerings, net of the repayment of our previous debt and offering costs.

Certain Risks

For a discussion of certain risk factors that may impact our business, refer to “Critical Accounting Estimates and Assumptions” within this Form 10-Q.  The following are additional risks and uncertainties that we believe are material to our business.  It is possible that there are additional risks and uncertainties that affect our business that will arise or become material in the future.

Risks Related to the Coal Industry

Because the demand and pricing for coal is greatly influenced by consumption patterns of the domestic electricity generation industry, a reduction in the demand for coal by this industry would likely cause our profitability to decline significantly.

We derived 83% of our total revenues (contract and spot) in the year ended December 31, 2004 and the nine months ended September 30, 2005, from our electric utility customers. Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities). All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

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

Increases in transportation costs could have an adverse effect on demand for our coal. Customers choose coal supplies based, primarily, on the total delivered cost of coal. Our coal is generally shipped via rail systems (CSX and Norfolk Southern), although we also transport a small portion of our coal by truck. During 2004, we shipped in excess of 95% of our coal via CSX. Any increase in transportation costs would cause an increase in the total delivered cost of coal. That could cause some of our customers to seek less expensive sources of coal or alternative fuels to satisfy their energy needs. In addition, significant decreases in transportation costs from other coal-producing regions, both domestic and international, could result in increased competition from coal producers in those regions. For instance, coal mines in the western U.S. could become more attractive as a source of coal to consumers in the eastern U.S. if the costs of transporting coal from the West were significantly reduced.

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

Recently, the major eastern railroads (CSX and Norfolk Southern) experienced significant service problems. These problems were caused by an increase in overall rail traffic from the expanding economy and shortages of both equipment and personnel. The service problems had an adverse effect on our shipments. If these service problems persist, they could have an adverse impact on our financial results for the remainder of 2005 and beyond.

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

The coal industry is also affected by significant legislation mandating specified benefits for retired miners. In addition, the utility industry, which is the most significant end user of coal, is subject to extensive regulation regarding the environmental impact of its power generating activities. Coal contains impurities, including sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. Stricter environmental regulations of emissions from coal-fired electric generating plants could increase the costs of using coal thereby reducing demand for coal as a fuel source, the volume and price of our coal sales or could making coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

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

Coal contains impurities, including sulfur, nitrogen oxide, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. Stricter environmental regulations of emissions from coal-fired electric generating plants could increase the costs of using coal thereby reducing demand for coal as a fuel source, and the volume and price of our coal sales.  Stricter regulations could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

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

Numerous governmental permits and approvals are required for mining operations. Our operations are principally regulated under permits issued by state regulatory and enforcement agencies pursuant to the Surface Mining Control and Reclamation Act of 1977 (“SMCRA”). Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. Requirements imposed by these authorities may be costly and time consuming and may result in delays in the commencement or continuation of exploration or production operations. In addition, we often are required to prepare and present to federal, state and local authorities data pertaining to the effect or impact that proposed exploration for or production of coal might have on the environment. Further, the public may comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, the permits we need may not be issued, or, if issued, may not be issued in a timely fashion, or may involve requirements that restrict our ability to conduct our mining operations or to do so profitably.

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

In January 2005, a virtually identical claim to that filed in West Virginia was filed in Kentucky. The plaintiffs in this case, Kentucky River Keeper, Inc., et al. v. Colonel Robert A. Rowlette, Jr., et al., Civil Action No 05-CV-36-JBC, seek the same relief as that sought in West Virginia. Though the matter is still in the preliminary stages, a ruling for the plaintiffs in this matter could have an adverse effect on our operations.

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

In the future, we intend to conduct underground mining activities on properties that are within federally protected lands or national forests where the above-mentioned restrictions within the meaning of SMCRA could apply. Any reinstatement of the District Court decision by the Supreme Court would pose a potential restriction on underground mining within 100 feet of a public road as well as other restrictions. If these SMCRA restrictions ultimately apply to underground mining, considerable uncertainty would exist about the nature and extent of this restriction. While, even if that occurs, it could remain possible to obtain permits for underground mining operations in these areas, the time and expense of that permitting process would be likely to increase significantly and the restrictions placed on the mining of those properties could adversely affect our costs.

We have significant reclamation and mine closure obligations. If the assumptions underlying our accruals are materially inaccurate, we could be required to expend greater amounts than anticipated.

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143 (SFAS 143) to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. This statement requires the fair value of an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At September 30, 2005, we had accrued $27.0 million related to estimated mine reclamation costs. These amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

For the nine months ended September 30, 2005, we generated approximately 78% of our total revenues from several long-term contracts with electrical utilities, including 28% from our largest customer, Georgia Power Company, and 17% from South Carolina Public Service Authority. At September 30, 2005, we had coal supply agreements with these customers that expire at various times from 2005 to 2007.  The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

Many of our coal supply agreements contain provisions that permit adjustment of the contract price upward or downward at specified times. Failure of the parties to agree on a price under those provisions may allow either party to either terminate the contract or reduce the coal to be delivered under the contract. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by the customer or us the duration of specified events beyond the control of the affected party. Most coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as:

•	British thermal units (Btu’s);

•	sulfur content;

•	ash content;

•	grindability; and

•	ash fusion temperature.

In some cases, failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of the contracts. In addition, all of our contracts allow our customers to renegotiate or terminate their contracts in the event of changes in regulations or other governmental impositions affecting our industry that increase the cost of coal beyond specified limits. Further, we and Triad have been required in the past to purchase sulfur credits or make other pricing adjustments to comply with contractual requirements of our customers relating to the sulfur content of coal sold to them, and may be required to do so in the future.

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

We have implemented a sales plan that includes long-term contracts (greater than one year) and spot sales/short-term contracts (less than one year). We have structured our sales plan based on the assumptions that demand will remain adequate to maintain current shipping levels and that any disruptions in the market will be relatively short-lived. If we are unable to maintain a balance of contract sales with spot sales, or our markets become depressed for an extended period of time, our volumes and margins could decrease, negatively affecting our profitability.

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

In order to develop our reserves, we must receive various governmental permits.  We have not yet applied for the permits required or developed the mines necessary to mine all of our reserves. In addition, we might not continue to receive the permits necessary for us to operate profitably in the future. We may not be able to negotiate new leases from the government or from private parties or obtain mining contracts for properties containing additional reserves or maintain our leasehold interests in properties on which mining operations are not commenced during the term of the lease.

Our financial performance may suffer if we do not successfully execute our development plans.

We are currently undertaking numerous project development plans as discussed in “Project Development” below.  If we our unable to successfully implement our planned development projects our financial performance could be negatively affected.

Factors beyond our control could impact the amount and pricing of coal supplied by our independent contractors and other third parties.

In addition to coal we produce from our Company-operated mines, we have mines that typically are operated by independent contract mine operators, and we purchase coal from third parties for resale. For 2006, we anticipate approximately 6% of our total production will come from mines operated by independent contract mine operators and that almost 5% of our total coal sold will come from third party purchased coal sources. Operational difficulties, changes in demand for contract mine operators from our competitors and other factors beyond our control could affect the availability, pricing and quality of coal produced for us by independent contract mine operators. The demand for contract mining companies has increased significantly due to the current strong market prices for coal from Central Appalachia. Disruptions in supply, increases in prices paid for coal produced by independent contract mine operators or purchased from third parties, or the availability of more lucrative direct sales opportunities for our purchased coal sources could increase our costs or lower our volumes, either of which could negatively affect our profitability.

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

Therefore, actual coal tonnage recovered from identified reserve areas or properties, and costs associated with our mining operations, may vary from estimates. These variations could be material, and therefore could result in decreased profitability. For a further discussion of our coal reserves, see “Reserves” above.

Our operations could be adversely affected if we are unable to obtain required surety bonds.

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. As of September 30, 2005, we had outstanding surety bonds with third parties for post-mining reclamation totaling $47.8 million. Furthermore, we have surety bonds for an additional $44.3 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations. Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit or other assurances of payment. However, letters of credit can be significantly more costly to us than surety bonds. The issuance of letters of credit under our Senior Secured Credit Facility also reduces amounts that we can borrow under our Senior Secured Credit Facility for other purposes. If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may be negatively affected.

We have significant unfunded obligations for long-term employee benefits for which we accrue based upon assumptions, which, if incorrect, could result in us being required to expend greater amounts than anticipated.

We are required by law to provide various long-term employee benefits. We accrue amounts for these obligations based on the present value of expected future costs. We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations. At September 30, 2005, the current and non-current portions of these obligations included $26.4 million for coal workers’ black lung benefits and $51.9 million for workers’ compensation benefits.

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

We provide pension benefits to eligible employees. As of December 31, 2004, we estimated that our pension plan was underfunded by approximately $21.9 million. As of the same date, we had long-term pension obligations of $15.7 million, with the difference between that amount and the underfunded amount due to unamortized actuarial losses. As of September 30, 2005, we had long-term pension obligations of $13.5 million. If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated. The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

Substantially all of our cash, receivables, inventory and other assets are subject to various liens and security interests under our debt agreements.  If one of these security interest holders becomes entitled to exercise its rights as a secured party, it would have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to its security interest, and the collateral accordingly would be unavailable to us and our other creditors, except to the extent, if any, that other creditors have a superior or equal security interest in the affected collateral or the value of the affected collateral exceeds the amount of indebtedness in respect of which these foreclosure rights are exercised.

We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these agreements.

Our debt agreements impose a number of restrictions on us. A failure to comply with these restrictions could adversely affect our ability to borrow under our Revolver or result in an event of default. Our debt agreements contain financial and other covenants that create limitations on our ability to, among other things, borrow the full amount on our Revolver, issue letters of credit under our Letter of Credit Facility  or incur additional debt, and require us to maintain various financial ratios and comply with various other financial covenants. These covenants include the following requirements:

•	minimum fixed charge coverage ratio;

•	maximum total leverage ratio and senior secured leverage ratio;

•	maximum limits on capital expenditures.

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

Changes in our credit ratings could adversely affect our costs and expenses.

Any downgrade in our credit ratings could adversely affect our ability to borrow and result in more restrictive borrowing terms, including increased borrowing costs, more restrictive covenants and the extension of less open credit. This, in turn, could affect our internal cost of capital estimates and therefore impact operational decisions.

Defects in title or loss of any leasehold interests in our properties could limit our ability to mine these properties or result in significant unanticipated costs.

We conduct substantially all of our mining operations on properties that we lease. The loss of any lease could adversely affect our ability to mine the associated reserves. Because we generally do not obtain title insurance or otherwise verify title to our leased properties, our right to mine some of our reserves has been in the past, and may again in the future be, adversely affected if defects in title or boundaries exist. In order to obtain leases or rights to conduct our mining operations on property where these defects exist, we have had to, and may in the future have to, incur unanticipated costs. In addition, we may not be able to successfully negotiate new leases for properties containing additional reserves. Some leases have minimum production requirements. Failure to meet those requirements could result in losses of prepaid royalties and, in some rare cases, could result in a loss of the lease itself.

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

The disallowance or early termination of Section 29 tax credits for synfuel plants by the Internal Revenue Service could decrease our revenues.

We supply coal to a third party synfuel plant and receive fees for the handling, shipping and marketing of the synfuel product. Synfuel is a synthetic fuel product that is produced by chemically altering coal. In 2004, 2% of our total revenues came from synfuel handling, shipping and marketing revenues. Sales of the fuel processed through these types of facilities are eligible for non-conventional fuels tax credits under Section 29 of the Internal Revenue Code. The owner of the facility that we supply with coal has obtained a Private Letter Ruling (“PLR”) from the Internal Revenue Service confirming that the facility produces a qualified fuel eligible for Section 29 tax credits. The Section 29 tax credit program is scheduled to expire on December 31, 2007. There is a risk that the IRS could modify or disallow the Section 29 tax credit, or (in certain circumstances related to the market price of oil), terminate the credit earlier than expected, making operation of the synfuel plant unprofitable. If the synfuel plant ceases operations, we will no longer receive the handling, shipping and marketing fees for our services, which may negatively affect our profitability.

We may be unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act.

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

Our future business plan may consider opportunities other than underground and surface mining in eastern Kentucky and southern Indiana. We will consider opportunities to further increase the percentage of coal that comes from surface mines. We may also consider opportunities to expand both surface and underground mining activities in areas that are outside of eastern Kentucky southern Indiana. We may also consider opportunities in other energy-related areas, which are not prohibited by the Indenture governing our Senior Notes. If we undertake these diversification strategies and fail to execute them successfully, our financial condition and results of operations may be adversely affected.

There are risks associated with our acquisition strategy, including our inability to successfully complete acquisitions, our assumption of liabilities, dilution of your investment, significant costs and additional financing required.

We intend to expand our operations through strategic acquisitions of other coal mining companies, although we currently have no agreement or understanding for any specific acquisition. Risks associated with our current and potential acquisitions include the disruption of our ongoing business, problems retaining the employees of the acquired business, assets acquired proving to be less valuable than expected, the potential assumption of unknown or unexpected liabilities, costs and problems, the inability of management to maintain uniform standards, controls, procedures and policies, the difficulty of managing a larger company, the risk of becoming involved in labor, commercial or regulatory disputes or litigation related to the new enterprises and the difficulty of integrating the acquired operations and personnel into our existing business.

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

Our currently available cash proceeds may not be sufficient to finance any additional acquisitions.

We believe that our current cash on hand and our the availability under our Revolver satisfy our operating and capital requirements for at least the next 12 months. However, such proceeds likely will not provide sufficient cash to fund any future acquisitions . Accordingly, we may need to conduct additional debt or equity financings in order to fund any such additional acquisitions, unless we issue shares of our common stock as consideration for those acquisitions. If we are unable to obtain any such financings, we may be required to forego future acquisition opportunities.

We may be unable to successfully integrate the Triad  operations.

We may be unable to successfully integrate Triad’s operations, or to operate those operations profitably. Our failure to successfully integrate Triad’s operations would have a material adverse effect on our results of operations and financial conditions.

Surface mining is subject to increased regulation, and may require us to incur additional costs.

Our surface mining operations increased significantly with the acquisition of Triad. Surface mining is subject to numerous regulations related to blasting activities that can result in additional costs. For example, when blasting in close proximity to structures, additional costs are incurred in designing and implementing more complex blast delay regimens, conducting pre-blast surveys and blast monitoring, and the risk of potential blast-related damages increases. Since the nature of surface mining requires ongoing disturbance to the surface, environmental compliance costs can be significantly greater than with underground operations. In addition, the U.S. Army Corps of Engineers imposes stream mitigation requirements on surface mining operations. These regulations require that footage of stream loss be replaced through various mitigation processes, if any ephemeral, intermittent, or perennial streams are in-filled due to mining operations. These regulations may cause us to incur significant additional costs, which could adversely impact our operating performance.

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations.  At September 30, 2005, we had $92.1 million of outstanding surety bonds with third parties.  These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $47.8 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $4.0 million.  Recently, surety bond costs have increased, while the market terms of surety bonds have generally become less favorable.  To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations.  At September 30, 2005, we had $50.0 million of letters of credit outstanding.  The letters of credits were issued under the Company’s Letter of Credit Facility.

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

We accrue for the present value of certain workers’ compensation obligations as calculated by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 5.25% at December 31, 2004.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements.  If we were to decrease our estimate of the discount rate from 5.25% to 4.25%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $3.5 million.  A change in the law, through either legislation or judicial action, could cause these assumptions to change.  If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated.  Our estimated workers’ compensation liability as of September 30, 2005 was $51.9 million.

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

An independent actuary has calculated the estimated pneumoconiosis liability based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 5.25% at December 31, 2004.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements.  If we were to decrease our estimate of the discount rate from 5.25% to 4.25%, all other things being equal, the present value of our black lung obligation would increase by approximately $3.3 million.  A change in the law, through either legislation or judicial action, could cause these assumptions to change.  If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated.  Our estimated pneumoconiosis liability as of September 30, 2005 was $26.4 million.

Defined Benefit Pension

The estimated cost and benefits of our non-contributory defined benefit pension plans are determined by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate, future rate of increase in compensation levels and expected long-term rate of return on pension plan assets.  In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments.  At December 31, 2004, the discount rate used to determine the obligation was 5.5%.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements.  If we were to decrease our estimate of the discount rate from 5.5% to 4.5%, all other things being equal, the present value of our pension liability would increase by approximately $11.0 million.  The rate of increase in compensation levels is determined based upon our long-term plans for such increases.  The rate of increase in compensation levels used was 4.0% for the year ended December 31, 2004.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets.  The expected long-term rate of return on plan assets used to determine expense in each period was 8.0% for of the year ended December 31, 2004.  Significant changes to these rates would introduce substantial volatility to our pension expense.  Our pension obligation as of September 30, 2005 was $13.5 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining.  Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements.  Statement No. 143 requires that asset retirement obligations be recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows.  Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed.  In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit, as necessary.  The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf.  The discount rate is based on interest rates of bonds with maturities similar to the estimated future cash flow.  The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly.  The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ.  If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under Statement No. 143, then the costs should be lower.  If governmental regulations change, then the costs of reclamation will be impacted.  Statement No. 143 recognizes that the recorded liability will be different than the final cost of the reclamation and addresses the settlement of the liability.  When the obligation is settled, and there is a difference between the recorded liability and the amount of cash paid to settle the obligation, a gain or loss upon settlement is included in earnings.  Our asset retirement obligation as of September 30, 2005 was $27.0 million.

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

At December 31, 2004, we had a $61.1 million valuation allowance that was established against net operating losses (NOLs) and alternate minimum tax carryforwards that were expected to be lost due to our emergence from bankruptcy or that we expected to expire unused.  During 2005, we eliminated $59.4 million of those tax assets against the related valuation allowance.  As of September 30, 2005, we had a valuation allowance of $1.7 million recorded against the remaining NOLs that are expected to expire unused.

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

Based on average employment of production personnel in Central Appalachia, our gross turnover has been approximately 22.2% during the twelve months ended September 30, 2005.  Our net turnover in Central Appalachia during this period, after considering employees that have left and been rehired, is approximately 13.1%.  We believe that our retention of employees is equal to, or better, than other coal mining companies in our operating area.

We are actively working to improve our retention of employees by implementing safety and incentive plans that we believe will reduce turnover.

Sales Commitments

          As of September 30, 2005, we had the following contractual commitments to ship coal at a fixed and known price (tons in 000’s):

	Year Ended		Year Ended		Year Ended		Year Ended
	2006		2007		2008		2009

	Average Price Per Ton	Tons	Average Price Per Ton	Tons	Average Price Per Ton	Tons	Average Price Per Ton	Tons

CAPP	$45.82	8,159	$38.37	1,630	—	—	—	—
Midwest (a)	$24.92	3,446	$24.77	1,250	$25.24	1,250	$25.75	1,250

(a)  Certain contracts in the Midwest include a customer option to increase or decrease the stated tons in the contract.  We have included option tons that we believe will be exercised based on current market prices.

Project Development

          Mine 15 Update

Initial coal production began on September 21, 2005.  The major item to be completed before beginning normal production operations is the underground development to tie together the slope with the ventilation shaft.  This is expected to be completed in early November.  The mine is expected to have very limited production in the fourth quarter of 2005 before ramping up to full annualized production levels of approximately 1.4 to 1.5 million tons per year by the end of 2006.

          Coal Production

Our strategic plan is to achieve a balance between underground and surface mining methods and coal basins.  As part of executing this plan, we are developing surface mines in the Central Appalachia region.

Our initial project was the development of the Commissary surface mine within the Blue Diamond mining complex.  This project was originally planned to be operated by a contract miner.  Our management team decided during the first quarter to change this mine to a Company mine.  The mine began production in September 2005.

Our operations and engineering teams have identified more than 40 additional surface mining projects that merit further review.  We currently control more than 75% of these reserves.  Sixteen of the projects have current state mine permits, and the Corps of Engineers permitting process has already begun on these properties.  We expect initial production from two of these projects to begin during the second half of 2006 with an expected production of approximately 100,000 tons per month by the end of 2006.  This production has not been included in current guidance.

We have also identified six highwall mining projects for further review.  Five of these projects are currently permitted.  We are currently completing engineering and financial analyses for these projects.  If we decide to proceed with one, or more, of these projects, we would expect initial production to begin by mid-year 2006.  This production has not been included in current guidance.

As a related project to upgrading our inefficient coal preparation plants, we are currently evaluating a project to recover up to 1.1 million tons of coal product from an existing impoundment.  The evaluation process is expected to be completed by December 31, 2005.  If we decide to proceed with the project, we would expect the initial production to begin by the end of the 3rd quarter of 2006.  These tons are not included in current guidance.

          Preparation Plant

We have developed a list of projects that are intended to improve the yield from our existing preparation plants.  The projects are concentrated in the screening and separation areas of the plants.  We expect these projects to require total funds of $9-11 million.  Approximately ninety percent (90%) of these funds will be capital expenditures.  These projects are expected to improve the overall yield of our preparation plants by 1-2%, or 200,000-400,000 tons per year.  We have negotiated contracts required to implement the major preparation plant projects.  All major projects are expected to be completed by the end of the second quarter of 2006.

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

We wish to caution readers that forward-looking statements, including disclosures which use words such as “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, and similar statements, are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations.  These risks and uncertainties include, but are not limited to, the following: a change in the demand for coal by electric utility customers; the loss of one or more of our largest customers; failure to exploit additional coal reserves; failure to diversify our operations; increased capital expenditures; encountering difficult mining conditions; increased compliance costs; bottlenecks or other difficulties in transporting coal to our customers; lack of availability of financing sources; the effects of regulation and competition; the risk that the Company is unable to successfully integrate the Triad business; and the risk factors detailed under the heading “Certain Risks” above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our $150 million Senior Notes have a fixed interest rate and are not sensitive to changes in the general level of interest rates.  The revolver component of our Senior Secured Credit Facility has floating interest rates based on our leverage ratio (the Applicable Rate) plus the Company’s option of either (i) the greater of (a) the prime rate or (b) the federal funds open rate plus 0.5% or (ii) a Euro Rate as defined in the credit agreement.  As of September 30, 2005, we had no borrowings outstanding under the term component of the Senior Secured Credit Facility.  We do not expect to use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Senior Secured Credit Facility.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments.  We believe that the percentage of our sales pursuant to long-term contracts was approximately 82% for the nine months ended September 30, 2005.

All of our transactions are denominated in U.S. dollars, and, as a result, we do not have material exposure to currency exchange-rate risks.

We are not engaged in any foreign currency exchange rate or commodity price-hedging transactions and we have no trading market risk.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

All of the Board of Directors’ nominees for directors of the corporation were elected with the following vote:

Director Nominee	Votes For	Votes Withheld

Joseph H. Vipperman	12,976,616	70,319
Alan F. Crown	12,863,409	183,526

(d)	Not applicable

ITEM 6. EXHIBITS

Exhibit

The following exhibits are filed herewith:

Credit Agreement dated as of May 31, 2005, among James River Coal Company, as borrower, The Lenders Party Hereto, PNC Bank, National Association, as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Syndication Agent	10.9

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2

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
November ___, 2005