Form 10-K
period 2005-12-31
James River Coal CO
filed 2006-03-16
CIK 1297720

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File Number
December 31, 2005	000-51129

JAMES RIVER COAL COMPANY
(Exact name of registrant as specified in its charter)

Virginia	54-1602012
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

901 E. Byrd Street, Suite 1600
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (804) 780-3000

Securities registered pursuant to Section 12(b) of the Act:	None
Name of each exchange on which registered:	The Nasdaq National Market
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.01 per share Series A Participating Cumulative Preferred Stock Purchase Rights

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes    ☐             No    ☒
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes    ☐             No    ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒             No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐             No    ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of Common Stock, par value $0.01 per share, on June 30, 2005 as reported on the Nasdaq National Market, was approximately $361,970,000 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s Common Stock).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    ☒             No   ☐

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of February 15, 2006 was 16,658,380.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Item 1.  Business

General Business

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana. Our six mining complexes include 17 underground mines, 10 surface mines and eleven preparation plants, five of which have integrated rail loadout facilities and three of which use a common loadout facility at a separate location. As of December 31, 2005, we believe that we controlled approximately 262 million tons of proven and probable coal reserves. At current production levels, we believe these reserves would support greater than 24 years of production.

In 2005, we produced 10.7 million tons of coal (including 726,000 tons of coal produced in our mines that are operated by contract mine operators) and we purchased another 438,000 tons for resale. Of the 10.0 million tons we produced from Company-operated mines, approximately 81% came from underground mines, while the remaining 19% came from surface mines. In 2005 we generated revenues of $454.0 million and had a net loss of $12.3 million. Approximately 85% of our revenues were generated from coal sales to electric utility companies and 15% came from coal sales to industrial and other companies or from synfuel handling fees. In 2005, Georgia Power and South Carolina Public Service Authority were our largest customers, representing approximately 27% and 17% of our revenues, respectively. No other customer accounted for more than 10% of our revenues.

The coal that we sell is obtained from three sources: our Company-operated mines, mines that are operated by independent contract mine operators, and other third parties from whom we purchase coal for resale. Contract mining and coal purchased from other third parties provide flexibility to increase or decrease production based on market conditions. The table below reflects the amount and percentage of coal obtained from those sources in 2005:

	Tons (000)	Percentage of total coal obtained by the Company
Coal produced from Company-operated mines	9,991	89.6%
Coal obtained from mines operated by independent contractors	726	6.5%
Coal purchased from other third parties	438	3.9%
	11,155	100%

We also supply coal to a third party synfuel plant and receive fees for the handling, shipping and marketing of the synfuel product. Synfuel is a synthetic fuel product that is produced by chemically altering coal. In 2005, 2% of our total operating revenues came from synfuel handling, shipping and marketing.

Acquisition of Triad Mining, Inc.

On May 31, 2005, the Company purchased all of the outstanding stock of Triad Mining, Inc.  Triad Mining, Inc., together with its wholly-owned subsidiary, Triad Underground Mining, LLC (collectively Triad), owns and operates five surface mines and one underground mine in southern Indiana.   The purchase price, including related costs and fees, of $70.4 million, net of cash acquired, was funded through the issuance of 338,295 shares of our common stock valued at $11.0 million, and a portion of the cash proceeds from our equity and debt offerings in May 2005 (see Liquidity and Capital Resources).  In 2005, Triad produced approximately 3.5 million tons of coal (including approximately 2.1 million tons of coal after our acquisition of Triad).  The acquisition was accounted for as a purchase.

The Company also entered into an agreement with two of Triad’s principals to issue common stock valued at up to $5.0 million, if, prior to May 31, 2007 the Company obtains the right to own, lease or mine certain proven and probable reserves.

Mining Methods

Our Company-operated and contractor mines produce coal using different mining methods. These methods are room and pillar underground mining and surface mining. These methods are described in more detail below.

Room and Pillar. In the underground room and pillar method of mining, continuous mining machines cut three to nine entries into the coal seam and connect them by driving crosscuts, leaving a series of rectangular pillars, or columns of coal, to help support the mine roof and control the flow of air. Generally, openings are driven 20 feet wide and the pillars are 40 to 100 feet wide. As mining advances, a grid-like pattern of entries and pillars is formed. When mining advances to the end of a panel, or section of the mine, retreat mining may begin. In retreat mining, as much coal as is feasible is mined from the pillars that were created in advancing the panel, allowing the roof to cave. When retreat mining is completed to the mouth of the panel, the mined panel is abandoned.

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

Surface Mining. Surface mining is used when coal is found close to the surface. This method involves the removal of overburden (earth and rock covering the coal) with heavy earth-moving equipment and explosives, loading out the coal, replacing the overburden and topsoil after the coal has been excavated and reestablishing vegetation and plant life and making other improvements that have local community and environmental benefit. Overburden is typically removed at our mines by either hydraulic shovels or front-end loaders which place the overburden into large trucks.

We also consider contour and auger mining and mountain top removal to be surface mining. Contour and auger mining is used where removal of all the overburden overlying a coal seam is either uneconomical or impossible due to property control or other issues. With contour mining, a contour cut is taken along the outcrop of the seam and the coal is removed from the exposed pit. Augering can then take place where the seam is exposed in the highwall. An auger machine, which resembles a large, horizontal drill, drills into the seam with an auger of from less than 20” in diameter to more than 40” in diameter, depending on seam thickness and other conditions. The auger is drilled into the seam to an average depth of 150 feet. The coal is transported to the surface through the auger and loaded into trucks using a loader. The contour area is then reclaimed by returning overburden to the pit and restoring the mountainside to its approximate original contour. Reserve recovery using this method of mining is typically approximately 35%.

The mountaintop removal method of surface mining is used where the seam is sufficiently close to the surface to allow removal of the overburden above an area of the coal seam. The overburden is removed and either placed in a valley fill or returned to the top of the mountain after the coal is extracted. With mountaintop removal, coal can be removed across the entire breadth of the mountain. Reserve recovery is typically approximately 80%.

Underground Mine Characteristics

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

As of December 31, 2005, we had 17 Company-operated underground mines in operation, 14 were drift mines, and the remaining three were slopes mines.

Mining Operations

Our coal production is conducted through five mining complexes in the Central Appalachia Region (CAPP) and one mining complex in the Midwest Region. We generally do not own the land on which we conduct our mining operations rather our coal reserves are controlled pursuant to leases from third party landowners. We believe that greater than 95% and 75% of our coal reserves in the Central Appalachia Region and Midwest Region, respectively, are controlled pursuant to leases from third party landowners. These leases typically convey mining rights to the coal producer in exchange for a per ton fee or royalty payment of a percentage of the gross sales price to the lessor. The average royalties for coal reserves from our producing properties were approximately 8.0% and 4.0% of produced coal revenue for the year ended December 31, 2005 in the Central Appalachia Region and the Midwest Region, respectively.

All of our operations are located on or near public highways and receive electrical power from commercially available sources. Existing facilities and equipment are maintained in good working condition and are continuously updated through capital expenditure investments.

The following table provides summary information on our mining complexes as of December 31, 2005:

	Number and Type of Mines				Quality of Shipments for the year ended 2005
Mining Complex	Underground	Surface	Total	Tons Shipped (in 000’s of tons)	Sulfur Content	Ash Content	Average BTU Content
Central Appalachia
Bell County Coal Corporation	2	-	2	537	1.1	9.2	12,645
Bledsoe Coal Corporation	3	2	5	2,821	1.2	10.1	12,456
Blue Diamond Coal Corporation	5	2	7	1,852	0.9	9.2	12,788
Leeco, Inc.	1	1	2	1,326	0.9	9.5	12,733
McCoy Elkhorn Coal Corporation	5	-	5	2,487	1.6	9.1	12,674

Midwest
Triad Mining, Inc (since acquisition)	1	5	6	2,068	8.7	13.8	11,294

We obtained rights to these mining complexes as follows: McCoy Elkhorn and Bell County were the original operating companies that made up James River Coal Company when we were formed in 1988 through the purchase of General Energy Corp. In 1992, we acquired the operations of Johns Creek Coal Company and the Bevins Branch Preparation Plant, both of which are now included within the McCoy Elkhorn complex. The Leeco and Bledsoe operating companies were both acquired in our acquisition of Transco Coal Company in 1995. The Blue Diamond operating company was purchased in 1998. In 1999, we acquired Shamrock Coal Company, which added mines, reserves, a preparation plant and the Clover loadout facility to the Bledsoe complex. In 2005, we acquired Triad Mining, Inc.

The following summarizes additional information concerning each of our six mining complexes:

Bell County. The Bell County complex is located in Bell County in eastern Kentucky, and consists of two Company-operated underground mines. We use room and pillar mining to mine the Buckeye Springs seam of coal. Coal is processed at our preparation plant and loaded into railcars via an integrated four-hour unit train loadout that is serviced by both the CSX and Norfolk Southern railroads. As of December 31, 2005, we employed 101 mining and support personnel at this complex.

Bledsoe. The Bledsoe complex is located in Leslie and Harlan counties in eastern Kentucky, and consists of three Company-operated underground mines and two contract surface mines. We use room and pillar mining to mine the Hazard #4 seam of coal at this complex, and our contract mine operator uses the contour and auger method and the mountain top removal method to mine Hazard Seams #7, #10, #11 and #12. Coal is processed at one of two preparation plants and loaded into railcars at a separate location via a four-hour unit train loadout on the CSX railroad. As of December 31, 2005, we employed 342 mining and support personnel at this complex.

Blue Diamond. The Blue Diamond complex is located in Leslie, Perry, Letcher and Harlan counties in eastern Kentucky, and consists of five underground and two surface mines. These mines are operated by the Company with the exception of one underground and one surface mine that are contract mines. Our Company operated underground mines use room and pillar mining to mine the Hazard #4 and Alma seams of coal and our contract mine operator uses the same method to mine the Leatherwood seam. The surface mines use the contour and auger method to mine the Marker seam. Coal is processed at our preparation plant, and loaded into railcars via an integrated four-hour unit train loadout on the CSX railroad. As of December 31, 2005, we employed 249 mining and support personnel at this complex.

Leeco. The Leeco complex is located in Knott and Perry counties in eastern Kentucky, and consists of one Company-operated underground mine and one contract surface mine. Our Company mine uses room and pillar mining to mine the Amburgy seam of coal and the contract mine operator uses the contour and auger method to mine the Hazard #8 seam. Coal is processed at our preparation plant and loaded into railcars via an integrated four-hour unit train loadout on the CSX railroad. As of December 31, 2005, we employed 153 mining and support personnel at this complex.

McCoy Elkhorn. The McCoy Elkhorn complex is located in Pike and Floyd counties in eastern Kentucky, and consists of five Company-operated mines. All of the mines at this complex are underground mines. We use room and pillar mining to mine the Millard, Elkhorn #2, Elkhorn #3, and Pond Creek seams of coal. Coal is processed at one of two preparation plants and loaded into railcars via integrated four-hour unit train loadouts on the CSX railroad. As of December 31, 2005, we employed 307 mining and support personnel at this complex.

Triad. The Triad complex is located in Pike and Knox counties in southern Indiana and consists of five surface mines and one underground mine, all of which we operate.  We use room and pillar mining to mine the Springfield seam of coal, and use the surface mine  method to mine multiple seams, including the Danville, Millersburg, Hymera, Bucktown and Springfield seams.  Coal is processed at one of four active preparation plants and loaded into trucks for delivery to the customer at our Switz City loadout.  The Switz City loadout is serviced by Indiana Railroad and the Indiana Southern Railroad. As of December 31, 2005, we employed approximately 251 mining and support personnel at this complex.

Contract mining represented approximately 6.5% of our coal production in the year ended December 31, 2005. Each mining complex monitors its contract mining operations and provides geological and engineering assistance to the contract mine operators. The contract mine operators generally provide their own equipment and operate the mines using their employees. Independent contract mine operators are paid a fixed rate for each ton of saleable product. We are primarily responsible for the reclamation activities involved with all contractor-operated mines. Contractors that operate surface mines, however, typically are contractually obligated to perform, on our behalf, the reclamation activities associated with the mines they operate. Our relationships with contract mine operators typically can be cancelled by either party without penalty by giving between 30 and 60 days notice.

Reserves

Beginning in late 2003 and continuing in 2004 and 2005, we increased our ongoing mineral development drilling and exploration program on our coal properties. The purpose of the drilling and exploration program is to assist us with planning our mining activities and to better assess our coal reserves. In April 2004, we asked Marshall Miller & Associates, Inc. (“MM&A”) to prepare a detailed study of our reserves in Central Appalachia as of March 31, 2004 based on all of our geologic information, including our updated drilling and mining data. MM&A completed their report on our Central Appalachia reserves in June 2004. In connection with our acquisition of Triad, MM&A also prepared a detailed study of Triad’s reserves as of February 1, 2005, based on similar data from Triad.  MM&A completed their report on Triad’s reserves in March 2005. We have used MM&A’s March 31, 2004 study as the basis for our current internal estimate of our Central Appalachia reserves and MM&A’s February 1, 2005 study as the basis for our current internal estimate of our Midwest reserves.

The coal reserve studies conducted by MM&A were planned and performed to obtain reasonable assurance of our subject demonstrated (proven plus probable) reserves. In connection with the studies, MM&A prepared reserve maps and had certified professional geologists develop estimates based on data supplied by us and using standards accepted by government and industry.

After reviewing the maps and information we supplied, MM&A prepared an independent mapping and estimate of our demonstrated reserves using methodology outlined in U.S. Geological Survey Circular 891 and SEC Industry Guide 7. MM&A developed reserve estimation criteria to assure that the basic geologic characteristics of the reserves (e.g., minimum coal thickness and wash recovery, interval between deep mineable seams, mineable area tonnage for economic extraction, etc.) are in reasonable conformity with present and recent mine operation capabilities on our various properties. As a result of the MM&A study on our Central Appalachia reserves, we reduced our reserve estimate from 285 million tons to 207 million tons as of March 31, 2004.

MM&A has not conducted a coal reserve study on our December 31, 2005 reserve estimate. We continue to have an ongoing mineral development drilling and exploration program on our coal properties and plan to update our reserve study from time to time. Any future negative changes in our reserves could have a material adverse impact on our depreciation, depletion and amortization expense. A material adverse impact could also lead to a charge for impairment of the value of our coal property assets.

As of December 31, 2005, we estimated that we controlled approximately 241.6 million tons of proven and probable coal reserves in Central Appalachia and 20.2 millions tons of proven and probable coal reserves in the Midwest.

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

The following table provides information on our mining complexes. Except as noted, the reserve and quality information is based on the independent reserve studies conducted by MM&A as of March 31, 2004 for our mining complexes located in the CAPP region and as of February 1, 2005 for our Triad mining complex:

	Proven & Probable Reserves (1) (millions of tons)			Approximate Overall Reserve Quality (2), (3)
Mining Complex	As of Most Recent MM&A Report (3)	As of December 31, 2005 (4)	Estimated Years of Reserve Life Based on 2005 Production Levels	Ash Content (%)	Sulfur Content (%)	Heat Value (Btu/lb.)
Central Appalachia
Bell County	12.5	12.4	26.7	5.1	1.0	13,500

Bledsoe	59.1	58.8	21.0	7.8	1.2	13,000

Blue Diamond	66.2	85.1	45.8	4.7	1.1	13,700

Leeco	35.7	49.5	43.2	7.0	1.2	13,200

McCoy Elkhorn	33.8	35.8	15.0	5.7	1.6	13,300

Total/Average	207.3	241.6	27.9	6.3	1.3	13,300

Midwest
Triad	17.6	20.2	5.8	8.8	2.7	11,200

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

(3)
Represents reserve information, as of March 31, 2004 for our mining complexes located in the CAPP region and as of February 1, 2005 for our Triad mining complex, based on the independent reserve studies conducted by MM&A.

(4)
Represents the Company’s estimate of reserves at December 31, 2005 based on additional information or reserves obtained from exploration and acquisition activities, production activities or discovery of new geologic information. We calculated the adjustments to the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these December 31, 2005 estimates have not been reviewed by MM&A.

Processing and Transportation

Coal from each of our mine complexes is transported by conveyor belt or by truck to one of our eleven preparation plants or directly to one of our load-outs, all of which are in close proximity to our mining operations. These preparation plants remove impurities from the run-of-mine coal (the raw coal that comes directly from the mine) and offer the flexibility to blend various coals and coal qualities to meet specific customer needs. We regularly upgrade and maintain all of our preparation plants to achieve a high level of coal cleaning efficiency and maintain the necessary capacity.

In Central Appalachia, substantially all of our coal is shipped by train and sold f.o.b. the railcar at the point of loading; transportation costs are normally borne by the purchaser. In addition to our well-positioned unit train loadout facilities on the CSX Corporation railroad, our Bell County mining complex has dual service provided by the CSX and Norfolk Southern Corporation railroads in Bell County, Kentucky.

In the Midwest, coal is shipped by train and by truck to our customers. The trucked coal is primarily sold f.o.b delivery point with transportation costs normally borne by Triad. Coal delivered by train is sold f.o.b. the railcar at the point of loading, with transportation costs normally borne by the purchaser. Our Triad mining complex has rail service provided by Indiana Railroad.

Our mining complexes are supported by personnel located in London, Kentucky who provide engineering and permitting assistance, project management, land management and lease administration, coal quality control and quality reporting, accounting and purchasing support, and railroad transportation scheduling services.

Customers and Coal Contracts

As is customary in the coal industry, we regularly enter into long-term contracts (which we define as contracts with terms of more than one year) with many of our customers. These arrangements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. In 2005, we generated approximately 75% of our total revenues from seven long-term contracts to sell coal to electric utilities.

For the year ended December 31, 2005, Georgia Power (27%) and South Carolina Public Service Authority (17%) were our largest customers by revenues. No other customer accounted for more than 10% of revenues.

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

A limited number of our contracts have features of several contract types, such as provisions that allow for renegotiation of prices on a limited basis within a base-price-plus-escalation agreement. Such re-opener provisions allow both the customer and us an opportunity to adjust prices to a level close to then current market conditions. Each contract is negotiated separately, and the triggers for re-opener provisions differ from contract to contract. Some of our existing contracts with re-opener provisions adjust the contract price to the market price at the time the re-opener provision is triggered. Re-opener provisions could result in early termination of a contract or a reduction in the volume to be purchased if the parties were to fail to agree on price.

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

Competition

The U.S. coal industry is highly competitive, with numerous producers in all coal producing regions. We compete against various large producers and hundreds of small producers. According to the U.S. Department of Energy, the largest producer produced approximately 17.3% (based on tonnage produced) of the total United States production in 2004, the latest year for which government statistics are available. The U.S. Department of Energy also reported 1,379 active coal mines in the United States in 2004. Demand for our coal by our principal customers is affected by:

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

Employees

At December 31, 2005, we had 1,429 employees. None of our employees are currently represented by collective bargaining agreements. Relations with our employees are generally good.

2004 Reorganization

On May 6, 2004, we emerged from Chapter 11 bankruptcy proceedings under our Joint Plan of Reorganization confirmed by the U.S. Bankruptcy Court presiding over our Chapter 11 case (the "Plan of Reorganization"). Upon emergence from bankruptcy, we adopted “fresh start” accounting as described in the American Institute of Certified Public Accountant’s Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Fresh start accounting principles require that we determine the reorganization value of the reorganized Company. For purposes of applying fresh start accounting, we have used an enterprise value for the reorganized Company of $155 million.

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

Our consolidated financial statements after emergence are those of a new reporting entity (the “Successor Company”) and are not comparable to the financial statements of the pre-emergence company (the “Predecessor Company”). See note 2 to our December 31, 2005 consolidated financial statements for our unaudited condensed balance sheets presenting our historical consolidated balance sheet as of April 30, 2004 before the application of fresh start accounting (Predecessor Company) and after the application of fresh start accounting and other adjustments to reflect the provisions of the Plan of Reorganization (Successor Company).

Government Regulation

The coal mining industry is subject to extensive regulation by federal, state and local authorities on matters such as:

•	employee health and safety;

•	permitting and licensing requirements;

•	air quality standards;

•	water quality standards;

•	plant, wildlife and wetland protection;

•	blasting operations;

•	the management and disposal of hazardous and non-hazardous materials generated by mining operations;

•	the storage of petroleum products and other hazardous substances;

•	reclamation and restoration of properties after mining operations are completed;

•	discharge of materials into the environment, including air emissions and wastewater discharge;

•	surface subsidence from underground mining; and

•	the effects of mining operations on groundwater quality and availability.

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

Numerous governmental permits and approvals are required for mining operations. In connection with obtaining these permits and approvals, we are, or may be, required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment, the public, historical artifacts and structures, and our employees’ health and safety. The requirements imposed by such authorities may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. Future legislation and administrative regulations may emphasize the protection of the environment and health and safety and, as a consequence, our activities may be more closely regulated. Such legislation and regulations, as well as future interpretations of existing laws, may require substantial increases in our equipment and operating costs and delays, interruptions or a termination of operations, the extent of which cannot be predicted.

While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. We estimate that we will make capital expenditures of approximately $150,000 per year for environmental control facilities and employee safety in 2006 and 2007. These costs are in addition to reclamation and mine closing costs and the costs of treating mine water discharge, when necessary. Compliance with these laws has substantially increased the cost of coal mining, but is, in general, a cost common to all domestic coal producers.

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

The recent mine disasters in West Virginia and other states have resulted in increased scrutiny of coal mining in general and underground coal mining in particular. New legislation has been introduced at the state and federal level that would create requirements for maintaining caches of self-contained self-rescuers throughout underground mines; equipping all underground miners with wireless communications devices and tracking devices; and in some cases, installing cable lifelines from the mine portal to all sections of the mine for assistance in emergency escape. Additionally, new requirements for prompt reporting of accidents and increased fines and penalties for violation of these and other regulations have been proposed and in some states already implemented. Effective March 9, 2006, the Federal Mine Safety and Health Administration issued an emergency temporary standard that places new or amended requirements on all underground mines relating to the storage and use of self-contained self-rescuers, evacuation training for miners, the installment and maintenance of lifelines and notification of MSHA in the event of an accident.

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

In addition to the Black Lung Act, we also are liable under various state statutes for black lung claims. To a certain extent, our federal black lung liabilities are reduced by our state liabilities. Our total (federal and state) black lung benefit liabilities, including the current portions, totaled approximately $27.3 million at December 31, 2005. These obligations were unfunded at December 31, 2005.

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

In recent years, proposed legislation on black lung reform has been introduced in, but not enacted by, Congress and the Kentucky legislature. It is possible that legislation on black lung reform will be reintroduced for consideration by these legislative bodies. If any of the proposals that have been introduced are passed, the number of claimants who are awarded benefits could significantly increase. Any such changes in black lung legislation, if approved, or in state or federal court rulings, may adversely affect our business, financial condition and results of operations.

Workers’ Compensation

We are required to compensate employees for work-related injuries. Our accrued workers’ compensation liabilities, including the current portion, were $52.3 million at December 31, 2005. These obligations are unfunded. Our expense for workers’ compensation was $10.9 million in 2005. Both the federal government and the states in which we operate consider changes in workers’ compensation laws from time to time. Such changes, if enacted, could adversely affect us.

Environmental Laws and Regulations

We are subject to various federal environmental laws and regulatory entities, including:

•	the Surface Mining Control and Reclamation Act of 1977;

•	the Clean Air Act;

•	the Clean Water Act;

•	the Toxic Substances Control Act;

•	the Comprehensive Environmental Response, Compensation and Liability Act; and

•	the U.S. Army Corps of Engineers;

•	the Resource Conservation and Recovery Act.

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

Surface Mining Control and Reclamation Act (SMCRA)

The SMCRA, and its state counterparts, establish operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. The Act requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. Permits for all mining operations must be obtained from the Federal Office of Surface Mining Reclamation and Enforcement or, where state regulatory agencies have adopted federally approved state programs under the Act, the appropriate state regulatory authority.

The SMCRA and similar state statutes, among other things, require that mined property be restored in accordance with specified standards and approved reclamation plans. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. The earliest a reclamation bond can be fully released is five years after reclamation has been achieved. All states impose on mine operators the responsibility for repairing or compensating for damage occurring on the surface as a result of mine subsidence, a possible consequence of underground mining. In addition, the Abandoned Mine Reclamation Fund, which is part of the SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore unreclaimed mines closed before 1977. The maximum tax is $0.35 per ton on surface-mined coal and $0.15 per ton on underground-mined coal.

Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143 (“Statement No. 143”) to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. This statement requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Asset retirement obligations primarily relate to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. At December 31, 2005 and December 31, 2004, we had accrued $26.8 million and $16.0 million, respectively, related to estimated mine reclamation costs. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rate.

Our future operating results would be adversely affected if these accruals were determined to be insufficient. These obligations are unfunded. The amount that was expensed for the year ended December 31, 2005 was $1.6 million, while the related cash payment for such liability during the same period was $1.4 million.

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

On March 15, 2005, the EPA adopted a new federal rule to cap and reduce mercury emissions from both new and existing coal-fired power plants. The reductions will be implemented in stages, primarily through a market-based cap-and-trade program. Nevertheless, the new regulations will likely require some power plants to install new equipment, at substantial cost, or discourage the use of certain coals containing higher levels of mercury.

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

The United States Department of Justice, on behalf of the EPA, has filed lawsuits against several investor-owned electric utilities and brought an administrative action against one government-owned utility for alleged violations of the Clean Air Act. Some of these lawsuits have settled, requiring the utilities to pay penalties install pollution control equipment and/or undertake other emission reduction measures, and the remaining lawsuits or future lawsuits could require the utilities involved to take similar steps, which could adversely impact their demand for coal.

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

In addition, the U.S. Army Corps of Engineers imposes stream mitigation requirements on surface mining operations. These regulations require that footage of stream loss be replaced through various mitigation processes, if any ephemeral, intermittent, or perennial streams are in-filled due to mining operations. These regulations may also cause us to incur significant additional operating costs.

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

The magnitude of the liability and the cost of complying with environmental laws with respect to particular sites cannot be predicted with certainty due to the lack of specific information available, the potential for new or changed laws and regulations and for the development of new remediation technologies and the uncertainty regarding the timing of remedial work. As a result, we may incur material liabilities or costs related to environmental matters in the future and such environmental liabilities or costs could adversely affect our results and financial condition. In addition, there can be no assurance that changes in laws or regulations would not result in additional costs and affect the manner in which we are required to conduct our operations.

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

FORWARD-LOOKING INFORMATION

From time to time, we make certain comments and disclosures in reports and statements, including this report, or statements made by our officers, which may be forward-looking in nature. These statements are known as “forward-looking statements,” as that term is used in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Examples include statements related to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding. These forward-looking statements could also involve, among other things, statements regarding our intent, belief or expectation with respect to:

•	our cash flows, results of operation or financial condition;

•	the consummation of acquisition, disposition or financing transactions and the effect thereof on our business;

•	governmental policies and regulatory actions;

•	legal and administrative proceedings, settlements, investigations and claims;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	availability of transportation;

•	market demand for coal, electricity and steel;

•	competition;

•	our relationships with, and other conditions affecting, our customers;

•	employee workforce factors;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	future economic or capital market conditions;

•	our plans and objectives for future operations and expansion or consolidation; and

•	the successful integration of the Triad mining complex into our overall operations.

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

We wish to caution readers that forward-looking statements, including disclosures which use words such as “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, and similar statements, are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, the following: a change in the demand for coal by electric utility customers; the loss of one or more of our largest customers; our dependency on one railroad for transportation of a large percentage of our products; failure to exploit additional coal reserves; failure to diversify our operations; increased capital expenditures; increased compliance costs; lack of availability of financing sources; the effects of regulation and competition; the failure to successfully integrate the Triad mining complex into our overall operations; and the risk factors set forth in this Annual Report on Form 10-K under Item 1A “Risk Factors.” Those are representative of factors that could affect the outcome of the forward-looking statements. These and the other factors discussed elsewhere in this document are not necessarily all of the important factors that could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them.

Item 1A. Risk Factors

Risks Related to the Coal Industry

Because the demand and pricing for coal is greatly influenced by consumption patterns of the domestic electricity generation industry, a reduction in the demand for coal by this industry would likely cause our revenues and profitability to decline significantly.

We derived 85% of our total revenues (contract and spot) in 2005 and 83% of total revenue in 2004, from our electric utility customers. Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities). All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

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

Our Central Appalachia mines generally ship coal via rail systems. During 2005, we shipped in excess of 95% of our coal from our Central Appalachia mines via CSX. In the Midwest, we shipped approximately 62% of our produced coal by truck and the remainder via rail systems. Our dependence upon railroads and third party trucking companies impacts our ability to deliver coal to our customers. Disruption of service due to weather-related problems, strikes, lockouts, bottlenecks and other events could temporarily impair our ability to supply coal to our customers, resulting in decreased shipments. Decreased performance levels over longer periods of time could cause our customers to look elsewhere for their fuel needs, negatively affecting our revenues and profitability.

In past years, the major eastern railroads (CSX and Norfolk Southern) have experienced an increase in overall rail traffic from the expanding economy and shortages of both equipment and personnel. This increase in traffic could impact our ability to obtain the necessary rail cars to deliver coal to our customers and have an adverse impact on our financial results.

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

We are subject to extensive federal, state and local regulations with respect to matters such as:

•	employee health and safety;
•	permitting and licensing requirements;
•	air quality standards;
•	water quality standards;
•	plant, wildlife and wetland protection;
•	blasting operations;
•	the management and disposal of hazardous and non-hazardous materials generated by mining operations;
•	the storage of petroleum products and other hazardous substances;
•	reclamation and restoration of properties after mining operations are completed;
•	discharge of materials into the environment, including air emissions and wastewater discharge;
•	surface subsidence from underground mining; and
•	the effects of mining operations on groundwater quality and availability.

Complying with these requirements, including the terms of our permits, has had, and will continue to have, a significant effect on our costs of operations. We could incur substantial costs, including clean up costs, fines, civil or criminal sanctions and third party claims for personal injury or property damage as a result of violations of or liabilities under these laws and regulations.

The coal industry is also affected by significant legislation mandating specified benefits for retired miners. In addition, the utility industry, which is the most significant end user of coal, is subject to extensive regulation regarding the environmental impact of its power generating activities. Coal contains impurities, including sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. Stricter environmental regulations of emissions from coal-fired electric generating plants could increase the costs of using coal thereby reducing demand for coal as a fuel source or the volume and price of our coal sales, or making coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

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

Numerous governmental permits and approvals are required for mining operations. Our operations are principally regulated under permits issued by state regulatory and enforcement agencies pursuant to the Surface Mining Control and Reclamation Act (SMCRA). Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. Requirements imposed by these authorities may be costly and time consuming and may result in delays in the commencement or continuation of exploration or production operations. In addition, we often are required to prepare and present to federal, state and local authorities data pertaining to the effect or impact that proposed exploration for or production of coal might have on the environment. Further, the public may comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, the permits we need may not be issued, or, if issued, may not be issued in a timely fashion, or may involve requirements that restrict our ability to conduct our mining operations or to do so profitably.

Prior to placing excess fill material in valleys, coal mining companies are required to obtain a permit from the U.S. Army Corps of Engineers under Section 404 of the Clean Water Act. The permit can be either a simplified Nation Wide Permit #21 (“NWP 21”) or a more complicated individual permit. On July 8, 2004, U.S. District Judge Joseph R. Goodwin of the Southern District of West Virginia, Huntington Division found that NWP 21 is in violation of the Clean Water Act. This ruling applied only to certain counties in southern West Virginia (where we do not now operate) and did allow permits to continue to be issued under the more costly and time consuming individual permit process. On November 23, 2005, the 4th Circuit U.S. Court of Appeals completely reversed Judge Goodwin and held that NWP 21 are valid permits.

In January 2005, a virtually identical claim to that filed in West Virginia was filed in Kentucky. The plaintiffs in this case, Kentucky Riverkeepers, Inc., et al. v. Colonel Robert A. Rowlette, Jr., et al., Civil Action No 05-CV-36-JBC, seek the same relief as that sought in West Virginia. Oral arguments in this case were heard on November 7, 2005. A ruling for the plaintiffs in this matter could have an adverse impact on our planned surface mining operations.

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

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143 (SFAS 143) to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. This statement requires the fair value of an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At December 31, 2005, we had accrued $26.8 million related to estimated mine reclamation costs. These amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

For 2005, we generated approximately 80% of our total revenues from several long-term contracts with electrical utilities, including 27% from our largest customer, Georgia Power Company, and 17% from South Carolina Public Service Authority. At December 31, 2005, we had coal supply agreements with these customers that expire in 2006 to 2007. The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

Many of our coal supply agreements contain provisions that permit adjustment of the contract price upward or downward at specified times. Failure of the parties to agree on a price under those provisions may allow either party to either terminate the contract or reduce the coal to be delivered under the contract. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by the customer or us for the duration of specified events beyond the control of the affected party. Most coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as:

•	British thermal units (Btu’s);
•	sulfur content;
•	ash content;
•	grindability; and
•	ash fusion temperature.

In some cases, failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of the contracts. In addition, all of our contracts allow our customers to renegotiate or terminate their contracts in the event of changes in regulations or other governmental impositions affecting our industry that increase the cost of coal beyond specified limits. Further, we have been required in the past to purchase sulfur credits or make other pricing adjustments to comply with contractual requirements relating to the sulfur content of coal sold to our customers, and may be required to do so in the future.

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

Our coal mining operations use significant amounts of steel, petroleum products and other raw materials in various pieces of mining equipment, supplies and materials, including the roof bolts required by the room and pillar method of mining. Petroleum prices have risen significantly in the past twelve months, and, historically, the prices of scrap steel and petroleum have fluctuated. If the price of steel or other of these materials increase, our operational expenses will increase, which could have a significant negative impact on our operating results.

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

We are currently undertaking numerous project developments. If we are unable to successfully implement these planned development projects, our financial performance could be negatively affected.

Factors beyond our control could impact the amount and pricing of coal supplied by our independent contractors and other third parties.

In addition to coal we produce from our Company-operated mines, we have mines that typically are operated by independent contract mine operators, and we purchase coal from third parties for resale. For 2006, we anticipate approximately 6% of our total production will come from mines operated by independent contract mine operators and that almost 4% of our total coal sold will come from third party purchased coal sources. Operational difficulties, changes in demand for contract mine operators from our competitors and other factors beyond our control could affect the availability, pricing and quality of coal produced for us by independent contract mine operators. The demand for contract mining companies has increased significantly due to the current strong market prices for coal from Central Appalachia. Disruptions in supply, increases in prices paid for coal produced by independent contract mine operators or purchased from third parties, or the availability of more lucrative direct sales opportunities for our purchased coal sources could increase our costs or lower our volumes, either of which could negatively affect our profitability.

We face significant uncertainty in estimating our recoverable coal reserves, and variations from those estimates could lead to decreased revenues and profitability.

Forecasts of our future performance are based on estimates of our recoverable coal reserves. Estimates of those reserves are based on studies conducted by Marshall Miller & Associates, Inc. in accordance with industry-accepted standards which we have updated for current activity using similar methodologies. A number of sources of information were used to determine recoverable reserves estimates, including:

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

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. As of December 31, 2005, we had outstanding surety bonds with third parties for post-mining reclamation totaling $48.0 million. Furthermore, we have surety bonds for an additional $44.2 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations. Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit or other assurances of payment. However, letters of credit can be significantly more costly to us than surety bonds. The issuance of letters of credit under our senior secured credit facility also reduces amounts that we can borrow under our senior secured credit facility for other purposes. If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may be negatively affected.

We have significant unfunded obligations for long-term employee benefits for which we accrue based upon assumptions, which, if incorrect, could result in us being required to expend greater amounts than anticipated.

We are required by law to provide various long-term employee benefits. We accrue amounts for these obligations based on the present value of expected future costs. We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations. At December 31, 2005, the current and non-current portions of these obligations included $27.3 million for coal workers’ black lung benefits and $52.3 million for workers’ compensation benefits.

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

We provide pension benefits to eligible employees. As of December 31, 2005, we estimated that our pension plan was underfunded by approximately $18.8 million. As of the same date, we had long-term pension obligations of $13.6 million, with the difference between that amount and the underfunded amount due to unamortized actuarial losses. If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated. The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

As a result of our adoption of “fresh start” accounting in connection with our emergence from bankruptcy, you will not be able to compare our financial results for periods before our emergence from bankruptcy with our financial results for periods after our emergence from bankruptcy.

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

Substantially all of our cash, receivables, inventory and other assets are subject to various liens and security interests under our debt instruments. If one of these security interest holders becomes entitled to exercise its rights as a secured party, it would have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to its security interest, and the collateral accordingly would be unavailable to us and our other creditors, except to the extent, if any, that other creditors have a superior or equal security interest in the affected collateral or the value of the affected collateral exceeds the amount of indebtedness in respect of which these foreclosure rights are exercised.

We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.

Our debt instruments impose a number of restrictions on us. A failure to comply with these restrictions could adversely affect our ability to borrow under our revolving credit facility or result in an event of default under our debt instruments. Our debt instruments contain financial and other covenants that create limitations on our ability to, among other things, borrow the full amount on our revolver, issue letters of credit under our letter of credit facility or incur additional debt, and require us to maintain various financial ratios and comply with various other financial covenants. These covenants include the following:

•	minimum fixed charge coverage ratio;
•	maximum total leverage ratio and senior secured leverage ratio; and
•	maximum limits on capital expenditures.

In the event of a default, our lenders could terminate their commitments to us and declare all amounts borrowed, together with accrued interest and fees, immediately due and payable. If this were to occur, we might not be able to pay these amounts or we might be forced to seek an amendment to our debt agreements which could make the terms of these agreements more onerous for us and require the payment of amendment or waiver fees. Failure to comply with these restrictions, even if waived by our lenders, also could adversely affect our credit ratings, which could increase our costs of debt financings and impair our ability to obtain additional debt financing.

As a result of our lower than expected operating results in the fourth quarter 2005, we were not in compliance with the fixed charge coverage ratio and the leverage ratio required by our debt facility as of December 31, 2005.  We entered into an amendment to the facility in February 2006 that brought us into compliance with all of these financial covenants as of December 31, 2005 and revised certain covenants during 2006 to levels that we project we will meet.

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

We supply coal to a third party synfuel plant and receive fees for the handling, shipping and marketing of the synfuel product. Synfuel is a synthetic fuel product that is produced by chemically altering coal. In 2005, 2% of our total revenues came from synfuel handling, shipping and marketing revenues. Sales of the fuel processed through these types of facilities are eligible for non-conventional fuels tax credits under Section 29 of the Internal Revenue Code. The owner of the facility that we supply with coal has obtained a Private Letter Ruling (“PLR”) from the Internal Revenue Service confirming that the facility produces a qualified fuel eligible for Section 29 tax credits. The Section 29 tax credit program is scheduled to expire on December 31, 2007. There is a risk that the IRS could modify or disallow the Section 29 tax credit, or (in certain circumstances related to the market price of oil), terminate the credit earlier than expected, making operation of the synfuel plant unprofitable. If the synfuel plant ceases operations, we will no longer receive the handling, shipping and marketing fees for our services, which may negatively affect our profitability.

We may be unable to exploit opportunities to diversify our operations.

Our future business plan may consider opportunities other than underground and surface mining in eastern Kentucky and southern Indiana. We will consider opportunities to further increase the percentage of coal that comes from surface mines. We may also consider opportunities to expand both surface and underground mining activities in areas that are outside of eastern Kentucky and southern Indiana. We may also consider opportunities in other energy-related areas that are not prohibited by the Indenture governing our senior notes due 2012. If we undertake these diversification strategies and fail to execute them successfully, our financial condition and results of operations may be adversely affected.

There are risks associated with our acquisition strategy, including our inability to successfully complete acquisitions, our assumption of liabilities, dilution of your investment, significant costs and additional financing required.

We intend to expand our operations through strategic acquisitions of other coal mining companies. Other than the transaction disclosed in Item 7A “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Other Supplemental Information,” we currently have no agreement or understanding for any specific acquisition. Risks associated with our current and potential acquisitions include the disruption of our ongoing business, problems retaining the employees of the acquired business, assets acquired proving to be less valuable than expected, the potential assumption of unknown or unexpected liabilities, costs and problems, the inability of management to maintain uniform standards, controls, procedures and policies, the difficulty of managing a larger company, the risk of becoming involved in labor, commercial or regulatory disputes or litigation related to the new enterprises and the difficulty of integrating the acquired operations and personnel into our existing business.

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

Our currently available cash may not be sufficient to finance any additional acquisitions.

We believe that our current cash on hand and our availability under our revolver will satisfy our operating and capital requirements for at least the next 12 months. However, such funds likely will not provide sufficient cash to fund any future acquisitions. Accordingly, we may need to conduct additional debt or equity financings in order to fund any such additional acquisitions, unless we issue shares of our common stock as consideration for those acquisitions. If we are unable to obtain any such financings, we may be required to forego future acquisition opportunities.

Our current reserve base in southern Indiana is limited.

Our southern Indiana mining complex currently has rights to proven and probable reserves that we believe will be exhausted in approximately 5.8 years at 2005 levels of production, compared to our current Central Appalachia mining complexes, which have reserves that we believe will last an average of approximately 28 years at 2005 levels of production. We intend to increase our reserves in southern Indiana by acquiring rights to additional exploitable reserves that are either adjacent to or nearby our current reserves. If we are unable to successfully acquire such rights on acceptable terms, or if our exploration or acquisition activities indicate that such coal reserves or rights do not exist or are not available on acceptable terms, our production and revenues will decline as our reserves in that region are depleted. Exhaustion of reserves at particular mines also may have an adverse effect on our operating results that is disproportionate to the percentage of overall production represented by such mines.

Surface mining is subject to increased regulation, and may require us to incur additional costs.

Our surface mining operations have increased regulatory significantly since our acquisition of Triad in May 2005. Surface mining is subject to numerous regulations related to blasting activities that can result in additional costs. For example, when blasting in close proximity to structures, additional costs are incurred in designing and implementing more complex blast delay regimens, conducting pre-blast surveys and blast monitoring, and the risk of potential blast-related damages increases. Since the nature of surface mining requires ongoing disturbance to the surface, environmental compliance costs can be significantly greater than with underground operations. In addition, the U.S. Army Corps of Engineers imposes stream mitigation requirements on surface mining operations. These regulations require that footage of stream loss be replaced through various mitigation processes, if any ephemeral, intermittent, or perennial streams are in-filled due to mining operations. These regulations may cause us to incur significant additional costs, which could adversely impact our operating performance.

Underground mining is subject to increased regulation, and may require us to incur additional cost.

The recent mine disasters in West Virginia and other states have resulted in increased scrutiny of coal mining in general and underground coal mining in particular. New legislation has been introduced at the state and federal level that would create requirements for maintaining caches of self-contained self-rescuers throughout underground mines; equipping all underground miners with wireless communications devices and tracking devices; and in some cases, installing cable lifelines from the mine portal to all sections of the mine for assistance in emergency escape. Additionally, new requirements for prompt reporting of accidents and increased fines and penalties for violation of these and other regulations have been proposed and in some states already implemented.

Risks Relating to our Common Stock

The market price of our common stock has been volatile and difficult to predict, and may continue to be volatile and difficult to predict in the future, and the value of your investment may decline.

The market price of our common stock has been volatile in the past and may continue to be volatile in the future. The market price of our common stock will be affected by, among other things:

•	variations in our quarterly operating results;
•	changes in financial estimates by securities analysts;
•	sales of shares of our common stock by our officers and directors or by our shareholders;
•	changes in general conditions in the economy or the financial markets;
•	changes in accounting standards, policies or interpretations;
•	other developments affecting us, our industry, clients or competitors; and
•	the operating and stock price performance of companies that investors deem comparable to us.

Any of these factors could have a negative effect on the price of our common stock on the Nasdaq National Market, make it difficult to predict the market price for our common stock in the future and cause the value of your investment to decline.

Dividends are limited by our senior secured credit facility.

We do not anticipate paying any cash dividends on our common stock in the near future. In addition, covenants in our senior secured credit facility restrict our ability to pay cash dividends and may prohibit the payment of dividends and certain other payments.

Provisions of our articles of incorporation, bylaws and shareholder rights agreement could discourage potential acquisition proposals and could deter or prevent a change in control.

Some provisions of our articles of incorporation and bylaws, as well as Virginia statutes, may have the effect of delaying, deferring or preventing a change in control. These provisions may make it more difficult for other persons, without the approval of our Board of Directors, to make a tender offer or otherwise acquire substantial amounts of our common stock or to launch other takeover attempts that a shareholder might consider to be in such shareholder's best interest. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2005, we owned approximately 10,300 acres of land. Our mineral rights are primarily controlled through leases. In a mining context, control of a property is typically divided into three categories:

•	mineral rights, which allows the controlling party to remove the minerals on the property;

•	surface rights, which allows the controlling party to use and disturb the surface of the property; and

•	fee control, which includes both mineral and surface rights.

Our rights with respect to properties that we lease vary from lease to lease, but encompass mineral rights, surface rights, or both.

The coal properties that we control in Central Appalachia are located in the Big Sandy, Hazard and Upper Cumberland coal districts of the Central Appalachian coal basin in eastern Kentucky and north central Tennessee. These three coal districts are located in the Appalachian Plateau structural and physiographic province. The coal properties that we control in the Midwest are part of the Illinois Coal basin and are located in southwest Indiana. We hold over 400 leases, the terms of which vary significantly, including the following provisions:

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

For a discussion of our coal reserves see Item 1 Business “Reserves”.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Company through a solicitation of proxies or otherwise during the fourth quarter of the Company’s year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuers Purchases of Equity Securities

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

	Range of Sales Price
	High	Low
Fiscal year ended December 31, 2004
Fourth quarter (a)	$49.75	$35.63
Fiscal year ended December 31, 2005
First quarter	$45.75	$37.41
Second quarter	40.50	28.64
Third quarter	52.56	34.47
Fourth quarter	51.37	36.96

(a) Covers the period starting November 15, 2004.

Recent Sales of Unregistered Securities

We issued common stock and options to purchase common stock to the following persons or classes of persons, in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as follows:

Recipient	No. Shares	No. Options	Date of Issuance	Consideration	Option Exercise Price

Operating and senior management	342,470	-	January 10, 2005 to July 1, 2005	Services rendered	N/A

Non-employee directors (aggregate)	4,000	40,000	May 7, 2005 and June 6, 2005	Services rendered	$33.57 to $33.75

Former shareholders of Triad Inc.(a)	338,295	-	May 31, 2005	Equity of Triad Mining, Inc.	N/A
(a) Shares issued in connection with our acquisition of Triad Mining Inc.

Please refer to note 8 of our December 31, 2005 consolidated financial statements for securities authorized to be issued under our 2004 Equity Incentive Plan.

Holders

As of December 31, 2005, there were 63 record holders of our common stock.

Dividends

We have not paid any cash dividends on our common stock during the last two completed fiscal years or during 2005. We intend to retain our earnings and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, our financial condition, restrictions in financing agreements and other factors deemed relevant by the Board of Directors. The payment of cash dividends is also currently prohibited by our credit facilities.

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

Our consolidated financial statements after emergence are those of a new reporting entity (the “Successor Company”) and are not comparable to the financial statements of the pre-emergence company (the “Predecessor Company”). For a complete discussion of our application of fresh start accounting, please refer to note 2 of our December 31, 2005 consolidated financial statements.

The following table presents our selected consolidated financial and operating data as of and for each of the periods indicated. The selected consolidated financial data for year ended December 31, 2005 and the eight months ended December 31, 2004 (the successor period) and for each of the years ended December 31, 2001 through December 31, 2003 and the four months ended April 30, 2004 (predecessor periods) are derived from our audited consolidated financial statements. The selected consolidated financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

James River Coal Company and Subsidiaries
Selected Financial Data

	Successor Company		Predecessor Company
	Year Ended 2005	Eight Months Ended December 31, 2004	Four Month Ended April 30, 2004	Year Ended 2003	Year Ended 2002	Year Ended 2001
	(in thousands, except per share, per ton and number of employees information)
Consolidated Statement of Operations:
Revenues	$453,999	231,698	113,949	304,052	397,599	384,248
Cost of coal sold	389,222	190,926	89,294	278,939	344,222	328,408
Depreciation, depletion, and amortization	51,822	21,765	12,314	40,427	46,393	43,175
Gross profit (loss)	12,955	19,007	12,341	(15,314)	6,984	12,665

Selling, general, and administrative expenses	25,453	11,412	5,023	19,835	19,994	15,725
Other operating expenses	-	-	-	-	26,554	-
Operating income (loss)	(12,498)	7,595	7,318	(35,149)	(39,564)	(3,060)

Interest expense	12,892	5,733	567	18,536	29,883	23,923
Interest income	(226)	(72)	-	(144)	(1,003)	(662)
Charges associated with repayment of debt	2,524	-	-	-	-	-
Miscellaneous income, net	(1,067)	(833)	(331)	(1,519)	(1,222)	206
Reorganization items, net	-	-	(100,907)	7,630	-	-
Income tax expense (benefit)	(14,283)	791	-	(2,891)	(8,125)	(10,318)

Income (loss) before cumulative effect of accounting change	(12,338)	1,976	107,989	(56,761)	(59,097)	(16,209)

Cumulative effect of accounting change	-	-	-	(3,045)	-	-

Net income (loss)	(12,338)	1,976	107,989	(59,806)	(59,097)	(16,209)

Preferred dividends	-	-	-	(340)	(680)	(595)
(Increase) decrease in redemption amount of redeemable common stock	-	-	-	-	8,798	45,831
Net income (loss) attributable to common shareholders	(12,338)	1,976	107,989	(60,146)	(50,979)	29,027

James River Coal Company and Subsidiaries
Selected Financial Data

	Successor Company		Predecessor Company
	Year Ended 2005	Eight Months Ended December 31, 2004	Four Months Ended April 30, 2004	Year Ended 2003	Year Ended 2002	Year Ended 2001
	(in thousands, except per share, per ton and number of employees information)

Basic earnings (loss) per common share:
Income (loss) before cumulative effect of accounting change	$(0.83)	0.14	6,393.67	(3,380.78)	(3,018.31)	1,718.56
Cumulative effect of accounting change	-	-	-	(180.28)	-	-
Net income (loss)	(0.83)	0.14	6,393.67	(3,561.06)	(3,018.31)	1,718.56

Shares used to calculate basic earnings (loss) per common share	14,955	13,800	17	17	17	17

Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of accounting change	$(0.83)	0.14	6,393.67	(3,380.78)	(3,018.31)	1,718.56
Cumulative effect of accounting change	-	-	-	(180.28)	-	-
Net income (loss)	(0.83)	0.14	6,393.67	(3,561.06)	(3,018.31)	1,718.56

Shares used to calculate diluted earnings (loss) per share	14,955	14,623	16,890	16,890	16,890	16,890

James River Coal Company and Subsidiaries
Selected Financial Data

	Successor Company		Predecessor Company
	December 31,		April 30,	December 31,
	2005	2004	2004	2003	2002	2001
	(in thousands, except per share, per ton and number of employees information)
Consolidated Balance Sheet Data:
Working capital (deficit)	$6,123	10,046	5,896	9,009	(263,149)	(241,857)
Property, plant, and equipment, net	360,000	255,575	254,259	257,156	270,989	310,643
Total assets	472,669	327,826	332,589	318,289	340,311	393,411
Long term debt, including current portion	150,000	95,000	6,400	-	252,876	249,576
Liabilities subject to compromise	-	-	319,451	319,595	-	-
Total shareholders’ equity (deficit)	111,267	65,585	(127,837)	(123,601)	(68,726)	(9,034)

	Successor Company		Predecessor Company
	Year Ended 2005	Eight Months Ended December 31, 2004	Four Months Ended April 30, 2004	Year Ended 2003	Year Ended 2002	Year Ended 2001
	(in thousands, except per share, per ton and number of employees information)
Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$48,990	14,098	1,513	23,033	28,899	30,793
Net cash used in investing activities	(135,362)	(21,744)	(9,463)	(15,660)	(33,522)	(43,640)
Net cash provided by (used in) financing activities	91,429	10,224	4,361	(2,489)	3,347	14,119

Supplemental Operating Data:
Tons sold	11,091	5,775	3,107	10,083	13,926	14,065
Tons produced	11,155	5,770	3,081	9,294	12,350	13,134
Revenue per ton sold (excluding synfuel)	$40.19	39.21	35.98	29.53	28.26	27.29
Number of employees	1,429	1,070	984	1,127	1,145	1,319
Capital expenditures	$84,987	25,811	9,521	20,116	22,925	43,694

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes and "Selected Financial Data" included elsewhere in this filing. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of numerous factors, including the risks discussed in "Risk Factors" in this filing.

Overview

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana. We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)). Our Midwest business segment was added in 2005 through the acquisition of Triad Mining, Inc. In 2005, our mines produced 10.7 million tons of coal (including 726,000 tons of contract coal) and we purchased another 438,000 tons for resale. Of the 10.0 million tons we produced from Company operated mines, approximately 81% came from underground mines, while the remaining 19% came from surface mines. In 2005, we generated revenues of $454.0 million and a net loss of $12.3 million.

Prices for coal have increased significantly since mid 2003 due to a combination of conditions in the U.S. and worldwide that caused a shortage of certain grades of coal. Consequently, we have seen significant increases in both spot coal prices and in the prices of our long term contracts to sell coal during that time. We believe that coal prices will continue to remain near their current level. The fixed price contractual commitments that we have with certain utility customers mitigate short term swings in spot coal prices (up or down).

CAPP Segment

In Central Appalachia, the majority of our coal is primarily sold to customers in the southern portion of the South Atlantic region of the United States. The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware. According to the US Energy Information Administration (EIA), in 2004 the South Atlantic region consumed about 23% of all coal for electric generation in the United States. The South Atlantic region had an increase in coal consumption in the electric power sector of 1.0% in 2004.  We have been providing coal to customers in the South Atlantic region since our formation in 1988. In 2005, Georgia Power and South Carolina Public Service Authority were our largest customers, representing approximately 27% and 17% of our total revenues, respectively. No other customer accounted for more than 10% of our revenues.

According to the EIA, coal productions increased in the Appalachia region by 3.7% in 2004, but remained lower than the 2002 production levels. Production increases in the Appalachia regions continue to be impacted by transportation problems, rising operating costs and difficulty in permitting new mines. During 2005, our CAPP segment shipped 9.0 million tons of coal. As of December 31, 2005, we estimate that we controlled approximately 242 million tons of proven and probable coal reserves. Based on our most recent analysis prepared by Marshall Miller & Associates, Inc. (“MM&A”) on March 31, 2004, we estimate that these reserves have an average heat content of 13,300 BTU per pound and an average sulfur content of 1.3%. At current production levels, we believe these reserves would support approximately 28 years of production.

Our CAPP segment experienced a significant increase in mining costs during 2005. The increased costs were primarily due to higher royalties (due to an increase in sales price) and severance taxes, labor costs, commodity based variable mining costs, and trucking costs. We are focused on reducing our operating costs at each mine and improving miner productivity. We continue to select projects for capital expenditures for equipment, facilities, and infrastructure that we believe will provide high returns. We are also focused on enhancing our training programs to help our personnel be safer and more productive.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. According to the  EIA, in 2004 the East North Central Region consumed about 22% of all coal consumed for electric generation in the United States. The East North Central Region had an increase in coal consumption for the electric power sector of 1.9% in 2004. In 2004, our Midwest segment’s largest customer was Indianapolis Power and Light which represented approximately 8% of our total revenues.

During 2005 (which includes the period subsequent to May 31, 2005), our Midwest segment shipped 2.1 million tons of coal. We believe that coal-fired electric utilities value the high energy coal that comprises the majority of our Midwest reserves. As of December 31, 2005, we estimate that we controlled approximately 20.2 million tons of proven and probable coal reserves. Based on our most recent analysis prepared by MM&A as of February 1, 2005, we estimate that these reserves have an average heat content of 11,200 Btu per pound and average sulfur content of 2.7%. At current production levels, we believe these reserves would support approximately 5.8 years of production.

Reserves

MM&A prepared a detailed study of our CAPP reserves as of March 31, 2004 based on all of our geologic information, including our updated drilling and mining data. MM&A completed their report on our CAPP reserves in June 2004. In connection with our acquisition of Triad, MM&A also prepared a detailed study of our Midwest reserves as of February 1, 2005, based on similar data from Triad.  MM&A completed their report on our Midwest reserves in March 2005. The coal reserve studies conducted by MM&A were planned and performed to obtain reasonable assurance of the subject demonstrated reserves.  In connection with the studies, MM&A prepared reserve maps and had certified professional geologists develop estimates based on data supplied by us and Triad using standards accepted by government and industry. We have used MM&A’s March 31, 2004 study as the basis for our current internal estimate of our Central Appalachia reserves and MM&A’s February 1, 2005 study as the basis for our current internal estimate of our Midwest Reserves.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through December 31, 2005, we estimate that, as of December 31, 2005, we controlled approximately 241.6 million tons of proven and probable coal reserves in the CAPP region and 20.2 millions tons in the Midwest region.  The following table provides additional information regarding changes to our reserves since December 31, 2004 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2004 (1)	207.4	-	207.4
Coal Extracted	(8.7)	(2.0)	(10.7)
Acquisitions (2)	42.9	22.3	65.2
Adjustments (3)	-	(0.1)	(0.1)
Proven and Probable Reserves, as of December 31, 2005 (1)	241.6	20.2	261.8

(1) Calculated in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A.  Proven reserves have the highest degree of geologic assurance and are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.  Probable reserves have a moderate degree of geologic assurance and are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.  This reserve information reflects recoverable tonnage on an as-received basis with 5.5% moisture.

(2) Represents estimated reserves on properties acquired during the relevant period.  We calculated the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but, except for the reserve study of the Triad reserves as of February 1, 2005, these estimates have not been reviewed by MM&A.

(3) Represents changes in reserves due to additional information obtained from exploration activities, production activities or discovery of new geologic information. We calculated the adjustments to the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A.

Key Performance Indicators

We manage our business through several key performance metrics that provide a summary of information in the areas of sales, operations, and general and administrative costs.

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

In the operations area, we monitor the volume of coal that is produced by each of our principal sources, including company mines, contract mines, and purchased coal sources. For our company mines, we focus on both operating costs and operating productivity. We closely monitor the cost per ton of our mines against our budgeted costs and against our other mines.

In the selling, general and administrative area, we closely monitor the gross dollars spent per mine operation and in support functions. We also regularly measure our performance against our internally-prepared budgets.

Trends In Our Business

We expect coal prices to remain near their current levels in the near term. However, historically high coal prices have caused an increased production that has resulted in downward pressures on coal prices. We believe that the impact of this potentially increased production will be offset by the need of utilities to rebuild diminished coal inventories resulting from service difficulties that the major railroads have experienced. According to the Energy

Information Administration (EIA), coal stockpiles at utilities dropped by 12.2% in 2004. Any effort by the utilities to rebuild their inventory positions should absorb a portion of any increased coal production. Continuing difficulties with rail transportation may also have an impact on increased production and market pricing. If marginal increases in the production of coal cannot be delivered to the utility customers by rail in a timely manner, the depressing effect of the increased production on market prices will be reduced. In addition, any new coal production would likely require additional permits, labor and equipment, which are currently difficult and time consuming to obtain.

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

As discussed previously, our costs of production have continued to increase. We expect the higher costs to continue for the next several years, due to a highly competitive market for a limited supply of skilled mining personnel and higher costs in worldwide commodity markets. We are actively recruiting and training new personnel to staff our mines. However, we expect the strong demand for coal labor to continue leading to higher costs for employees that we retain. Our industry has also experienced increased mining costs due to significant price increases for various commodities, including steel and diesel fuel. We expect that these increases in commodity prices will moderate in 2006. The recent mine disasters in West Virginia and other states have also resulted in increased scrutiny of coal mining in general and underground coal mining in particular. We expect that the increased scrutiny will result in new regulations which we believe will cause our and other coal companies’ mining costs to rise.

2004 Reorganization

In March 2003, we and all of our subsidiaries filed voluntary petitions with the United States Bankruptcy Court for the Middle District of Tennessee for reorganization under Chapter 11. Our Plan of Reorganization was confirmed by the bankruptcy court in April 2004. On May 6, 2004, our Plan of Reorganization became effective, and we emerged from Chapter 11 bankruptcy proceedings. Our implementation of fresh start accounting pursuant to SOP 90-7 resulted in material changes to our consolidated financial statements, including the valuation of our assets and liabilities at fair value in accordance with principles of purchase accounting, and the valuation of equity based on a valuation of our business prepared by our independent financial advisors.

As a result of the reorganization transactions and the implementation of fresh start accounting, our results of operations after our emergence from bankruptcy are those of a new reporting entity (the “Successor Company”), and are not comparable to the results of operations of the pre-emergence Company (the “Predecessor Company”) for prior periods described in this management's discussion and analysis and reported in our consolidated financial statements.

Financial statements for periods after March 25, 2003 and prior to April 30, 2004 include the effects of our bankruptcy proceedings. These include the classification of certain liabilities as “liabilities subject to compromise,” the classification of certain expenses, and gains and losses as reorganization items, and other matters described in the notes to our consolidated financial statements.

Results of Operations

Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

In order to provide a basis for comparing the year ended December 31, 2005 (“2005”) with the year ended December 31, 2004 (“2004”), the operating results of the Successor Company for the eight months ended December 31, 2004 have been combined with the operating results for the Predecessor Company for the four months ended April 30, 2004, for purposes of the following table and discussion. The combining of the predecessor and successor accounting periods is not permitted by U.S. generally accepted accounting principles. Additionally, as explained above, the operating results of the Successor Company and the Predecessor Company are not comparable. Additionally, the Company's results of operations include the impact of the Triad acquisition subsequent to May 31, 2005.

The following table shows selected operating results for 2005 and 2004 (in 000’s):

	Year Ended December 31,
	2005		2004		Change
	Total	Per Ton	Total	Per Ton	Total
Volume Shipped (tons)	11,091		8,882		25%

Coal sales	$445,742	40.19	338,297	38.09	32%
Synfuel handling	8,257		7,350		12%
Cost of coal sold	389,222	35.09	280,220	31.55	39%
Depreciation, depletion and amortization	51,822	4.67	34,079	3.84	52%
Gross profit	12,955	1.17	31,348	3.53	-59%
Selling, general and administrative	25,453	2.29	16,435	1.85	55%

Volume and Revenues by Segment

	Year Ended December 31,
	2005		2004

	CAPP	Midwest	CAPP	Midwest

Volume Shipped (tons)	9,023	2,068	8,882	-

Coal sales revenue	$389,861	55,881	338,297	-

Average sales price per ton	$43.21	27.02	38.09	-

In 2005, we shipped 11.1 million tons of coal compared to 8.9 million tons for the same period in 2004.  This increase was primarily due to the acquisition of Triad which added 2.1 million tons in 2005. Coal sales revenue increased from $338.3 million in 2004 to $445.7 million in 2005. This increase was due to an increase in the average sales price per ton for sales under long-term contracts and spot sales in CAPP and a $55.9 million increase due to the acquisition of Triad.  In 2005, the CAPP region sold approximately 7.9 million tons of coal under long-term contracts (87% of total CAPP sales volume) at an average selling price of $40.12 per ton.  In 2004, the CAPP region sold 7.2 million tons of coal (81% of total CAPP sales volume) under long-term contracts at an average selling price of $35.22 per ton.  In 2005, the CAPP region sold 1.1 million tons of coal (13% of total CAPP sales volume) to the spot market at an average selling price of $64.74 per ton.  In 2004, the CAPP region sold approximately 1.7 million tons (19% of total CAPP sales volume) to the spot market at an average selling price of $50.09 per ton.  The Midwest revenues were primarily from sales under long-term contracts.

	Year Ended December 31,
	2005			2004

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of Coal Sold	$344,094	45,128	-	280,220	-	-

Per ton	38.14	21.82	-	31.55	-	-

Depreciation, depletion, and amortization	43,687	7,985	150	33,961	-	118

Per ton	4.84	3.86	-	3.82	-	-

Cost of Coal Sold

The cost of coal sold, excluding depreciation, depletion and amortization increased from $280.2 million in 2004 to $389.2 million in 2005. Our cost per ton of coal sold in the CAPP region increased from $31.55 per ton in the 2004 period to $38.14 per ton in the 2005 period. This $6.59 increase in cost per ton of coal sold was due to several factors. For production from our company-operated mines, sales related costs (primarily royalties and severance taxes) increased by $0.59 per ton as a result of increased sales prices. Labor and benefit costs increased at our company operated mines by $1.58 per ton in the 2005 period due to a wage increase to all production employees, effective January 1, 2005. The competitive job market in the coal industry necessitated this increase. Variable costs increased by $2.26 per ton, primarily due to rising commodity prices for petroleum and steel based products such as belting, roof support materials, mining bits and machine parts. Trucking costs increased by $1.02 per ton in 2005 due to higher fuel costs. The remaining increase was primarily due to an increase per ton in the cost of our purchased coal of $10.38 per ton and our contract coal of $8.26 per ton. Cost per ton of coal sold in the Midwest region was $21.82 in 2005.

Depreciation, depletion and amortization

Depreciation, depletion and amortization, increased from $34.1 million in 2004 to $51.8 million in 2005. In the CAPP region, depreciation, depletion and amortization increased $9.7 million to $43.7 million or $4.84 per ton. These expenses are not comparable due to the impact of fresh start accounting on our asset base. In the Midwest, depreciation, depletion and amortization was $8.0 million, or $3.86 per ton, which reflects the depreciation, depletion and amortization from the acquisition of Triad.

Selling, general and administrative

Selling, general and administrative expenses increased from $16.4 million for 2004 to $25.5 million for 2005. Of this increase $2.8 million was related to an increase in compensation, salary and benefit costs. We have added an entire team of employees dedicated to the development of our new surface mines. This team includes technical, operations, and land acquisition personnel to acquire additional properties, design the new mines, obtain all necessary permits, and manage the new mine operations. An additional $766,000 was related to an increase in stock compensation costs primarily reflecting the additional restricted shares issued in 2005. Bank charges also increased by $1.5 million, primarily reflecting fees related to our letter of credit facility. The Company also had a $900,000 increase in other taxes primarily related to an increase in the unmined mineral tax rates.

Income Taxes

Our effective tax rate for 2005 was 53.7%. Our effective income tax rate is impacted by percentage depletion. Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties. Because percentage depletion can be deducted in excess of cost depletion, it creates a permanent difference and directly impacts the effective tax rate. Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

In order to provide a basis for comparing the year ended December 31, 2004 (“2004”) with the year ended December 31, 2003 (“2003”), the operating results of the Successor Company for the eight months ended December 31, 2004 have been combined with the operating results for the Predecessor Company for the four months ended April 30, 2004, for purposes of the following table and discussion. The combining of the predecessor and successor accounting periods is not permitted by U.S. generally accepted accounting principles. Additionally, as explained above, the operating results of the Successor Company and the Predecessor Company are not comparable.

The following table shows selected operating results for 2004 and 2003 (in 000’s):

	2004	2003	Change
Volume (tons)	8,882	10,083	(12%)
Revenues
Coal sales	$338,297	$297,713	14%
Synfuel handling	7,350	6,339	16%
Cost of coal sold	280,220	278,939	1%

Volume and revenues

We shipped 10.1 million tons of coal in 2003 and 8.9 million tons in 2004. Production from our company mines decreased by approximately 138,000 tons in 2004 as compared to 2003. This decrease in production from our company mines was due to adverse geological conditions at several of our mines and several major moves of mining equipment and personnel in the third and fourth quarters of 2004. In addition, there was a reduction during the year of 54% or 635,000 tons from contract mining operations. This reduction in coal obtained from contract mining operations is attributed to several underground mine contractors terminating our contract mine agreements to seek higher-priced opportunities with our competitors or closing operations due to depletion of reserves. We also experienced a decrease of 57%, or 448,000 tons, in coal purchased by us for resale. The reduction in coal purchased for resale from third parties is the result of the increased competition for purchased coal. We continue to be challenged in replacing contract mine operators and purchased coal sources due to the continued strong coal market. Coal sales revenue increased from $297.7 million in 2003 to $338.3 million in 2004. This increase was due to an increase in spot coal sales, which commanded a higher price in 2004 than in 2003, as well as an increase in the average sales price per ton for sales under long-term contracts. For the year ended December 31, 2004, we sold 7.2 million tons of coal under long-term contracts (81% of total sales volume) at an average selling price of $35.22 per ton. For 2003, we sold 9.3 million tons of coal under long-term contracts (92% of total sales volume) at an average selling price of $28.91 per ton. The increase in average selling price from 2003 to 2004 was due to the renegotiation of below-market contract prices as part of our bankruptcy proceedings. For the year ended December 31, 2004, we sold 1.7 million tons of coal (19% of total sales volume) to the spot market at an average selling price of $50.09 per ton. For 2003, we sold 772,000 tons of coal (8% of total sales volume) to the spot market at an average selling price of $36.91 per ton.

Revenues related to the handling, loading and shipping of synfuel increased from $6.3 million for the year ended December 31, 2003 to $7.4 million for the year ended December 31, 2004. We processed and shipped 6% less coal as synfuel in 2004 than we processed and shipped in 2003. However, our fees, on a per ton basis, increased during the same period.

Operating Costs

The cost of coal sold, excluding depreciation, depletion and amortization, increased from $278.9 million in 2003 to $280.2 million in 2004, even though the amount of coal we shipped decreased by 1.2 million tons. Our cost per ton of coal sold increased from $27.67 per ton in 2003 to $31.55 per ton in 2004. This $3.88 increase in cost per ton of coal sold was due to several factors. For production from our company-operated mines, sales related costs (primarily royalties and severance taxes) increased by $1.42 per ton as a result of increased sales prices. Labor and benefit costs for those tons increased by $1.00 per ton in 2004 primarily due to lower productivity at several mines. The labor and benefit costs were partially offset by a reduction in workers compensation costs of $3.5 million, or $0.40 per ton, during the fourth quarter of 2004, reflecting improved actuarial trends. Variable costs increased by $1.12 per ton, primarily due to higher roof support and machine parts costs primarily related to the increased cost of steel. In addition, the cost of coal produced by independent contract mine operators (6% of our 2004 tonnage) increased by $2.89 per ton while the cost of coal purchased from outside parties for resale (4% of our 2004 tonnage) increased by $3.39 per ton for the period. The application of fresh start accounting required that we increase the value of our inventory by approximately $1.1 million on April 30, 2004. This adjustment increased our cost of coal sold and reduced gross profit during the eight months ended December 31, 2004 by a corresponding amount.

For the year ended December 31, depreciation, depletion and amortization decreased from $40.4 million in 2003 to $34.1 million in 2004. On a per ton basis, depreciation, depletion and amortization was $4.01 in 2003 and $3.84 in 2004. This decrease was primarily due to the impact of fresh start accounting on our asset base.

Selling, general and administrative expenses decreased from $19.8 million in 2003 to $16.4 million in 2004. This decrease was primarily due to a $4.2 million reduction in certain costs due to our exit from bankruptcy. This decrease was offset by approximately $1.1 million of stock-based compensation expense recorded in 2004. We had no stock based compensation expense in 2003.

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

Concurrent with the Senior Notes and equity offering, we entered into a Senior Secured Credit Facility consisting of a $25.0 million revolving credit facility (the Revolver) and a $75.0 million letter of credit facility (the Letter of Credit Facility). The Revolver matures on May 31, 2010 and the Letter of Credit Facility matures on November 30, 2011. The Senior Secured Credit Facility is secured by substantially all of the Company’s assets. We entered into an amendment and waiver to the Senior Secured Credit Facility on February 22, 2006 (the “First Amendment”). The material terms of the Senior Secured Credit Facility and the First Amendment are described below.

Proceeds from the Revolver are available for working capital needs and other general corporate purposes.  The Revolver bears an interest rate per annum equal to a rate based on the our leverage ratio (the Applicable Rate) plus our option of either (i) the greater of (a) the prime rate or (b) the federal funds open rate plus 0.5% or (ii) a Euro Rate as defined in the credit agreement. The Applicable Rate ranges from 1.00% to 1.75% for borrowing based on the prime rate or federal funds open rate and 2.00% to 2.75% for borrowing based on the Euro Rate.  Pursuant to the First Amendment, the Applicable Rate was increased to 2.0% for borrowings based on the prime rate or federal funds open rate and 3.0% for borrowing based on the Euro rate for the period from February 22, 2006 to September 30, 2006. The Revolver also requires a 0.5% commitment fee on the unused balance of the Revolver.

The Letter of Credit Facility does not constitute a loan to us and accordingly is not available for borrowing by us.  The Letter of Credit Facility only supports the issuance of up to $75 million of letters of credit by us. We pay a 3.0% per annum fee on the full balance of the Letter of Credit Facility and an additional 0.25% annual fee on the average balance of letter of credits issued under the Letter of Credit Facility. Pursuant to the First Amendment, the per annum fee on the full balance of the Letter of Credit Facility was increased to 3.25% from February 22, 2006 to September 30, 2006.

With the exception of certain permitted transactions, the Senior Secured Credit Facility requires mandatory repayments or reductions in the amount of 50% of the net proceeds of any sale or issuance of equity securities, 100% of the net proceeds of any incurrence of certain indebtedness and 100% of the net proceeds of any sale or other disposition of any assets. Voluntary prepayments are permitted at any time.

The Senior Secured Credit Facility and the Senior Notes contain financial covenants including a fixed charge coverage ratio, leverage ratio, senior secured leverage ratio and maximum annual limits on capital expenditures.  Our debt covenants also prohibit payment of cash dividends.  As a result of our lower than expected operating results in the fourth quarter 2005, we were not in compliance with the fixed charge coverage ratio and the leverage ratio and exceeded the maximum annual limits on capital expenditure required by the Senior Secured Credit Facility as of December 31, 2005.  The First Amendment waived these financial covenants of the Senior Secured Credit Facility as of December 31, 2005 and revised certain covenants during 2006 to levels that we project we will be able to comply with during 2006.

The following chart reflects the components of our debt as of December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Senior Notes	$150,000	-
Senior Secured Credit Facility - Revolver	-	-
Prior Senior Secured Credit Facility - Term loan	-	20,000
Prior Term Credit Facility	-	75,000
Total long-term debt	150,000	95,000
Less amounts classified as current	-	2,700
Total long-term debt, less current maturities	$150,000	92,300

As of December 31, 2005, we had available liquidity of approximately $33.9 million. This consisted of unrestricted cash on hand of approximately $8.9 million and availability under the Revolver of our Senior Secured Credit Facility of approximately $25.0 million.

Our primary source of cash is expected to be sales of coal to our utility and industrial customers. The price of coal received can change dramatically based on supply and demand and will directly affect this source of cash. Our primary uses of cash include the payment of ordinary mining expenses to mine coal, capital expenditures and benefit payments. Ordinary mining expenses are driven by the cost of supplies, including steel prices and diesel fuel. Benefit payments include payments for workers’ compensation and black lung benefits paid over the lives of our employees as the claims are submitted. We are required to pay these when due, and are not required to set aside cash for these payments. We have posted surety bonds with state regulatory departments to guarantee these payments and have issued letters of credit to secure these bonds. We believe that our Letter of Credit Facility provides us with the ability to meet the necessary bonding requirements.

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

Net cash provided by or used in operating activities reflects net income or loss adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash provided by operating activities was $49.0 million for the year ended December 31, 2005, and net cash provided by operating activities was $15.6 million for the year ended December 31, 2004. For the year ended December 31, 2005, our net income, as adjusted for non cash charges, was offset by a $17.6 million increase in cash from our operating assets and liabilities. This change was primarily caused by increase in accounts payables of $13.4 million due to timing of certain projects as compared with the prior year.

Net cash used by investing activities increased $104.2 million to $135.4 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The change was primarily due to the acquisition of Triad for $59.4 million and an increase in capital expenditures of $49.7 million as compared to 2004. Capital expenditures primarily consisted of new and replacement mine equipment (including new surface mine equipment) and various projects to improve the production and efficiency of our mining operations (including Mine 15 at the McCoy complex). Our cash used by investing activities in 2003 was $15.7 million, including $20.1 million of capital expenditures, offset by $4.3 million of proceeds from the sale of investments and an increase in restricted cash.

Net cash provided by or used in financing activities primarily reflects changes in short- and long-term financing. Net cash provided by financing activities was $91.4 million for the year ended December 31, 2005 and net cash provided by financing activities was $14.6 million for the year ended December 31, 2004. During 2005, we received $142.1 million of net proceeds from the issuance of Senior Notes and $45.0 of net proceeds from the issuance of common stock, which was offset by a $95.5 repayment of our previously outstanding debt. During 2004, we received $20.0 million in proceeds, less $2.2 million capitalized debt issuance costs, from our credit facility. During 2004, we also borrowed and repaid $6.4 million under our Debtor in Possession Loan. We had no proceeds from borrowings and had $1.9 million in principal payments during the year ended December 31, 2003.

Contractual Obligations

The following is a summary of our contractual obligations and commitments as of December 31, 2005:

	Payment Due by Period (thousands)
Contractual Obligations	Total	2006	2007-2008	2009-2010	Thereafter

Long term debt	$150,000	-	-	-	150,000
Interest on long term debt (1)	91,406	14,062	28,125	28,125	21,094
Capital lease obligations(2)	670	432	238	-	-
Operating lease obligations(2)	1,195	557	430	208	-
Royalty obligations(3)	157,503	18,402	33,170	31,850	74,081
Purchase obligations(4)	40,648	28,240	12,408	-	-

	$441,422	61,693	74,371	60,183	245,175

(1)	Consists of interest payments on our Senior Notes.

(2)
Capital lease obligations include the amount of imputed interest over the terms of the leases. See Note 12 in the notes to the consolidated financial statements for additional information on capital and operating leases.

(3)
Royalty obligations include minimum royalties payable on leased coal rights. Certain coal leases do not have set expiration dates but extend until completion of mining of all merchantable and mineable coal reserves. For purposes of this table, we have generally assumed that minimum royalties on such leases will be paid for a period of ten years. Certain coal leases require payment based on minimum tonnage, for these contracts an average sales price of $48.35 was used to project the future commitment.

(4)
Purchase obligations include agreements to purchase coal that include fixed quantities or minimum amounts and a fixed price provision. They do not include agreements to purchase coal with vendors that do not include quantities or minimum tonnages, or monthly purchase orders.

Additionally, we have liabilities relating to pension, workers compensation, black lung, and mine reclamation and closure. As of December 31, 2005, payments related to these items are estimated to be:

Payments Due by Years (In Thousands)
Within 1 Year	2 - 3 Years	4 - 5 Years
$21,753	$28,780	$25,324

Our determination of these noncurrent liabilities is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. Moreover, in particular for periods after 2006, our estimates may change from the amounts included in the table, and may change significantly, if our assumptions change to reflect changing conditions. These assumptions are discussed in the Notes to the Consolidated Financial Statements and in the Critical Accounting Estimates in Management’s Discussion and Analysis.

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

We use surety bonds to secure reclamation, workers' compensation and other miscellaneous obligations. At December 31, 2005, we had $92.2 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $48.0 million, workers' compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $3.9 million. Recently, surety bond costs have increased, while the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations. At December 31, 2005, we had $52.0 million of letters of credit outstanding. The letters of credits were issued under our Letter of Credit Facility.

Critical Accounting Estimates

Overview

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. U.S. generally accepted accounting principles require estimates and judgments that affect reported amounts for assets, liabilities, revenues and expenses. The estimates and judgments we make in connection with our consolidated financial statements are based on historical experience and various other factors we believe are reasonable under the circumstances. Note 1 of the notes to the consolidated financial statements lists and describes our significant accounting policies. The following critical accounting policies have a material affect on amounts reported in our consolidated financial statements.

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

We accrue for the present value of certain workers' compensation obligations as calculated by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs. The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.1% at December 31, 2005. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.1% to 4.1%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $3.1 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of December 31, 2005 was $52.3 million.

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

An independent actuary has calculated the estimated pneumoconiosis liability based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.1% at December 31, 2005. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.1% to 4.1%, all other things being equal, the present value of our black lung obligation would increase by approximately $6.9 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of December 31, 2005 was $27.3 million.

Defined Benefit Pension

The estimated cost and benefits of our non-contributory defined benefit pension plans are determined by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate, future rate of increase in compensation levels and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments. At December 31, 2005, the discount rate used to determine the obligation was 5.25%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.25% to 4.25%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $11.2 million. The rate of increase in compensation levels is determined based upon our long-term plans for such increases. The rate of increase in compensation levels used was 4.0% for the year ended December 31, 2005. The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the year ended December 31, 2005. Significant changes to these rates would introduce substantial volatility to our pension expense. Our accrued pension obligation as of December 31, 2005 was $13.6 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. U.S generally accepted accounting principles require that asset retirement obligations be recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is based on interest rates of bonds with maturities similar to the estimated future cash flow. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under U.S. generally accepted accounting principles, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. U.S. generally accepted accounting principles recognize that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount of cash paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of December 31, 2005 was $26.8 million.

Contingencies

We are the subject of, or a party to, various suits and pending or threatened litigation involving governmental agencies or private interests. We have accrued the probable and reasonably estimable costs for the resolution of these claims based upon management’s best estimate of potential results, assuming a combination of litigation and settlement strategies. Unless otherwise noted, management does not believe that the outcome or timing of current legal or environmental matters will have a material impact on our financial condition, results of operations, or cash flows. See the notes to the consolidated financial statements for further discussion on our contingencies.

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

At December 31, 2004, we had a $61.1 million valuation allowance that was established against net operating losses (NOLs) and alternate minimum tax carryforwards that were expected to be lost due to our emergence from bankruptcy or that we expected to expire unused. During 2005, we reduced the tax basis of these assets and eliminated the related valuation allowance. As of December 31, 2005, we had no valuation allowance recorded for deferred tax assets.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment- an amendment of FASB Statements No. 123 and 95” (FAS 123R), which we will adopt on January 1, 2006. FAS 123R provides additional guidance on accounting for stock based compensation and will require companies to measure such awards at fair value in the income statement on a prospective basis. We will adopt FAS 123R using the modified-prospective method. We estimate that as a result of the adoption of FAS 123R, we will recognize incremental compensation expense for the year ended December 31, 2006 of less than $200,000, net of taxes, for stock options that are outstanding at December 31, 2005. The Company does not believe that FAS 123R will significantly impact its accounting for restricted stock awards.

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

Based on average employment of production personnel in Central Appalachia, our gross turnover has been approximately 22.3% during the twelve months ended December 31, 2005. Our net turnover in Central Appalachia during this period, after considering employees that have left and been rehired, is approximately 15.0%. We believe that our retention of employees is equal to, or better, than other coal mining companies in our operating area.

We are actively working to improve our results in this area including the payment of safety incentives that we believe will further reduce our employee turnover and improve employee relations.

Sales Commitments

As of December 31, 2005, we had the following contractual commitments (including long term and short term contracts) to ship coal at a fixed and known price:

	Year Ended		Year Ended		Year Ended		Year Ended
	2006		2007		2008		2009
	Average Price Per Ton	Tons	Average Price Per Ton	Tons	Average Price Per Ton	Tons	Average Price Per Ton	Tons
CAPP	$46.98	9,083	$38.37	1,630	-	-	-	-

Midwest (a)	$28.38	3,446	$24.77	1,250	$25.24	1,250	$25.75	1,250

(a)
Certain contracts in the Midwest include a customer option to increase or decrease the stated tons in the contract. We have included option tons that we believe will be exercised based on current market prices. The prices for the Midwest in years 2007 to 2009 are minimum base price amounts that will be adjusted for fuel escalators. The escalators in 2006 associated with the tons committed for 2007 to 2009 range from $3.15 to $3.37. However, there can be no assurances future adjustments will be comparable to those received in 2006.

Project Development

Mine 15

Mine 15 at McCoy Elkhorn began producing coal in September 2005. Two crews of miners and equipment have been working separately at the base of the slope and shaft completing bottom development work. Due to the 10-15 year expected life of this mine, this development work has been more expensive and more time consuming than normal mining operations. The bottom development work has been completed and the two crews of miners have joined together to begin advance mining. The second section of miners and equipment are expected to begin production during the second quarter of 2006.

Surface Mines and Highwall Miner

Our strategic plan is to achieve balance between mining methods (underground and surface) and coal basins (CAPP and Illinois Basin). The Company believes that these strategies will result in greater stability and visibility in operating and financial performance. As part of executing this plan, the Company is developing CAPP surface mine reserves that we primarily control. Our operations and engineering teams have identified more than 40 projects that merit further review. Approximately six projects have been identified for short and medium term development, including the following:

Our first company-operated surface mine in the CAPP region opened in September 2005.

The second surface mining project that we are developing in the CAPP region is a highwall miner project at the Leeco mine complex. This mine is expected to begin production during the second quarter of 2006. We are currently conducting site preparation activities.

We anticipate that the third company operated surface mine in the CAPP region will begin production during the fourth quarter of 2006.

Preparation Plant Upgrade Projects

The Bevins Branch Plant at the McCoy Elkhorn mine complex is being upgraded and expanded to accommodate extra production from Mine 15. Mine 15 is directly across the street from the Bevins Branch Plant. All coal from Mine 15 and the adjacent Mine 16 will be transported by beltline directly into the preparation plant. The upgrade and modification project is expected to significantly decrease our trucking costs at this mine complex. The newly expanded Bevins Branch plant is expected to begin processing coal in early March 2006.

The Leatherwood Plant at the Blue Diamond mine complex will replace older and less efficient coal processing technology with new heavy media cyclones. This project is expected to increase the output of clean coal from the plant by 1.5% to 2%. The efficiency project is expected to be completed in April 2006.

Indiana Land and Mineral Company Definitive Agreement

We have entered into a definitive agreement to acquire coal reserves and rail loadout facilities in southern Indiana from Indiana Land and Mineral Company, LLC (IL&M) for approximately $9 million in cash. The IL&M transaction has been approved by the Company's Board of Directors and by the Board of Directors and members of IL&M. The transaction is subject to customary closing conditions, including the Company obtaining financing for the acquisition on terms and conditions approved by its Board of Directors. The Company will also explore completing this acquisition through a sale leaseback transaction with one its existing land company relationships.

The assets covered by the definitive agreement include:

•	15.8 million tons of underground reserves located primarily in Pike and Warrick counties, Indiana

•	750,000 tons of surface reserves located in Pike County, Indiana.

•	A rail loadout facility located in Pike County, Indiana.

Strategic Alternative Investigation

We have engaged Morgan Stanley & Co, as financial advisor to assist in exploring various strategic alternatives to maximize shareholder value. We are considering a wide range of options, which may include a possible sale of the Company. We have authorized Morgan Stanley to contact and provide information to prospective strategic and financial purchasers. No assurance can be given that any transaction will be pursued, or if a transaction is pursued, that it will be consummated.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our $150 million Senior Notes have a fixed interest rate and are not sensitive to changes in the general level of interest rates. The revolver component of our Senior Secured Credit Facility has floating interest rates based on our leverage ratio (the Applicable Rate) plus the Company’s option of either (i) the greater of (a) the prime rate or (b) the federal funds open rate plus 0.5% or (ii) a Euro Rate as defined in the credit agreement. As of December 31, 2005, we had no borrowings outstanding under the term component of the Senior Secured Credit Facility. We do not expect to use interest rate swaps to manage this risk. A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Senior Secured Credit Facility.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments. We believe that the percentage of our sales pursuant to long-term contracts was approximately 82% for the year ended December 31, 2005.

All of our transactions are denominated in U.S. dollars, and, as a result, we do not have material exposure to currency exchange-rate risks.

We are not engaged in any foreign currency exchange rate or commodity price-hedging transactions and we have no trading market risk.

Item 8.  Financial Statements and Supplementary Data

See list of Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.        Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2005.

In reliance on the implementation guidance set forth by the SEC in June 2004 (and revised on October 6, 2004) to issuers relating to the SEC’s final rules on internal control over financial reporting, the Company did not include the internal controls of Triad Mining, Inc., which the Company acquired on May 31, 2005, in its evaluation of the effectiveness of its internal control over financial reporting. The acquired entity represented $105.8 million of total consolidated assets (including $28.0 million of goodwill) of the Company as of December 31, 2005, and $55.8 million of revenues and $1.3 million of operating income for the year ended December 31, 2005. Refer to Note 3 to the consolidated financial statements for a further discussion of the acquisition and its impact on the Company's consolidated financial statements.

KPMG LLP has audited this assessment of our internal control over financial reporting; as stated in their report, which is included in Item 9A.

Report of Independent Registered Public Accounting Firm

The Board of Directors
James River Coal Company:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that James River Coal Company and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting their evaluation of the effectiveness of internal control over financial reporting, the Company did not include the internal controls of Triad Mining, Inc., which the Company acquired on May 31, 2005. The acquired entity represented $105.8 million of total consolidated assets (including $28.0 million of goodwill) of the Company as of December 31, 2005, and $55.8 million of consolidated revenues and $1.3 million of consolidated operating income for the year ended December 31, 2005. Refer to Note 3 to the consolidated financial statements for a further discussion of the acquisition and its impact on the Company’s consolidated financial statements. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Triad Mining, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of James River Coal Company and subsidiaries as of December 31, 2005 and 2004 (Successor Company), and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for the year ended December 31, 2005 (Successor Company), the eight months ended December 31, 2004 (Successor Company), the four months ended April 30, 2004 (Predecessor Company), and the year ended December 31, 2003 (Predecessor Company), and our report dated March 9, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
March 9, 2006

Item 9B.     Other Information

Retention and Severance Plan

On March 13, 2006, the Board of Directors approved a Retention and Severance Plan (the “Plan”) providing for certain continuing benefits for certain administrative employees if they are terminated after a change in control of the Company. These arrangements cover all of the Company’s executive officers other than the Chief Executive Officer, whose employment agreement entered into in May 2004 addresses these matters. Adoption of the Plan was recommended to the Board by the Compensation Committee, which was advised by an independent compensation consultant. The Plan is intended to encourage these key administrative employees of the Company to continue their service to the Company rather than seeking new employment, which was considered to be of critical importance to the Company given its recent announcement that it is investigating strategic alternatives.

The material terms of the Plan are as follows:

•
Salary would be continued for 12 months in the event of a termination of the employee’s employment by the Company other than for cause or by the employee with good reason, in either case within the 12-month period following a change in control of the Company. The terms “for cause”, “with good reason”, and “change in control of the Company” will be defined in the definitive agreement to be entered into between the Company and each of these employees.

•	Health and welfare plan continuation for 12 months upon a termination of employment in the circumstances described immediately above.

•	Automatic acceleration of all unvested restricted stock held by any of the covered employees upon a change in control of the Company, defined as above.

•
There will be no gross up or cut back provisions for benefits potentially subject to any excise tax under Internal Revenue Code Section 280G, except that an employee’s benefit will be reduced to the 280G limit if such reduction would result in the employee receiving a higher after-tax benefit than if the benefit was uncapped and triggered 280G excise tax.

The Compensation Committee will proceed to memorialize these provisions in agreements to be entered into with each of the covered employees.

As of the date hereof, the number of shares of unvested restricted stock held by each of the executive officers of the Company that participate in the Plan is as follows:

Name	Number of Unvested Shares

C. K Lane	100,000
Samuel M. Hopkins, II	55,000

The total number of unvested restricted shares that would be accelerated by the Plan in the event of a change of control of the Company is 343,950 as of the date hereof. Of such unvested shares, 61,160 would vest on May 25, 2006, including 5,000 shares of Mr. Lane and 13,750 shares of Mr. Hopkins.

The aggregate salary continuation payments under the Plan, assuming all participants were terminated in a manner qualifying for benefits, is estimated to be approximately $2.6 million. The Company would expect actual payments, if any, to be lower than this potential maximum figure because less than all participating employees would be expected to be terminated in a manner qualifying for benefits.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information contained under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” "Board Matters" and "Management" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 11.    Executive Compensation

The information contained under the headings “Compensation Committee Report,” “Executive Compensation,” “Equity Compensation Plans,” and“Compensation Committee Interlocks and Insider Participation” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters

The information contained under the headings “Principal Shareholders and Securities Ownership of Management,” and “Equity Compensation Plans” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information contained under the heading“Compensation Committee Interlocks and Insider Participation” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information contained under the heading “Independent Registered Public Accountants” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    The following documents are filed as part of this Report:

1.         Financial Statements

The following financial statements and related report of Independent Registered Public Accounting Firm are incorporated in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004

Consolidated Statements of Operations for the year ended December 31, 2005 (Successor), the eight months ended December 31, 2004 (Successor), the four months ended April 30, 2004 (Predecessor) and the year ended December 31, 2003 (Predecessor)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for the year ended December 31, 2005 (Successor), the eight months ended December 31, 2004 (Successor), the four months ended April 30, 2004 (Predecessor) and the year ended December 31, 2003 (Predecessor)

Consolidated Statements of Cash Flows for the for the year ended December 31, 2005 (Successor),the eight months ended December 31, 2004 (Successor), the four months ended April 30, 2004 (Predecessor) and the year ended December 31, 2003 (Predecessor)

Notes to Consolidated Financial Statements

2.         Financial Statement Schedules

None.

3.         Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

Exhibit Number	Description

2.1#	Second Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Registrant and its Subsidiaries, dated as of April 20, 2004

2.2##	Stock Purchase Agreement by and among James River Coal Company, Triad Mining, Inc. and the Stockholders of Triad Mining, Inc. dated as of March 30, 2005

3.1#	Amended and Restated Articles of Incorporation of the Registrant, as Amended

3.2#	Amended and Restated Bylaws of the Registrant

4.1#	Specimen common stock certificate

4.2#	Rights Agreement between the Registrant and SunTrust Bank as Rights Agent, dated as of May 25, 2004

10.1#	Registration Rights Agreement by and among the Registrant and the Shareholders identified therein, dated May 6, 2004

10.2#
Loan and Security Agreement by and among the Registrant and its Subsidiaries, the Lenders that are Signatories thereto, Wells Fargo Foothill, Inc. and Morgan Stanley Senior Funding, Inc., dated as of May 6, 2004

10.3#	$75,000,000 Term Loan Agreement by and among the Registrant and its Subsidiaries, the Lenders from time to time party thereto and BNY Asset Solutions LLC, dated as of May 6, 2004

10.4*#	Employment Agreement between the Registrant and Peter T. Socha, dated as of May 7, 2004

10.5*#	2004 Equity Incentive Plan of the Registrant

10.6#	Form of Indemnification Agreement between the Registrant and its officers and directors

10.7**#	Agreement for Purchase and Sale of Coal among Georgia Power Company, the Registrant and James River Coal Sales, Inc., dated as of March 11, 2004

10.8**#	Fuel Supply Agreement #141944 between South Carolina Public Service Authority and the Registrant, dated as of March 1, 2004

10.9	Triad Registration Rights Agreement

10.10###	PNC Credit Agreement

10.11	First Amendment to PNC Credit Agreement

21	Subsidiaries of the Registrant

23.1	Consent of Marshall Miller & Associates, Inc.

23.2	Consent of KPMG LLP

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

*	Management contract or compensatory plan or arrangement.
**	Portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment of the omitted portions.
#	Filed in the Company’s Registration Statement on Form S-1, initially filed as of August 13, 2004, as amended.
##	Filed in the Company’s Registration Statement on Form S-1, initially filed as of April 19, 2005, as amended
###	Filed in the Company’s Quarterly Report on 10-Q, filed November 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors
James River Coal Company:

We have audited the accompanying consolidated balance sheets of James River Coal Company and subsidiaries (the Company) as of December 31, 2005 and 2004 (Successor Company), and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for the year ended December 31, 2005 (Successor Company), the eight months ended December 31, 2004 (Successor Company), the four months ended April 30, 2004 (Predecessor Company), and the year ended December 31, 2003 (Predecessor Company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of James River Coal Company and subsidiaries as of December 31, 2005 and 2004 (Successor Company), and the results of their operations and their cash flows for the year ended December 31, 2005 (Successor Company), the eight months ended December 31, 2004 (Successor Company), the four months ended April 30, 2004 (Predecessor Company), and the year ended December 31, 2003 (Predecessor Company), in conformity with U.S. generally accepted accounting principles.

As described more fully in Notes 1 and 2 to the consolidated financial statements, the Company was reorganized under a plan of reorganization confirmed by the United States Bankruptcy Court for the Middle District of Tennessee, effective May 6, 2004. In connection with the Company’s emergence from Chapter 11, all assets and liabilities were restated to their respective fair values in order to reflect the effects of fresh start accounting. As a result of the application of fresh start accounting, the consolidated financial statements of the Successor Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects.

As discussed in Notes 8 and 15 to the consolidated financial statements, the Company changed its method of accounting for reclamation liabilities and its method of accounting for redeemable preferred stock in 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
March 9, 2006

 JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004
(in thousands, except share data)

	December 31, 2005	December 31, 2004
Assets

Current assets:
Cash	$8,936	3,879
Receivables:
Trade	35,326	23,871
Other	1,099	7,362
Total receivables	36,425	31,233
Inventories:
Coal	7,481	2,305
Materials and supplies	6,536	4,084
Total inventories	14,017	6,389
Prepaid royalties	4,213	4,358
Other current assets	4,126	6,337
Total current assets	67,717	52,196
Property, plant, and equipment, at cost:
Land	6,142	2,698
Mineral rights	194,824	162,577
Buildings, machinery and equipment	207,558	106,105
Mine development costs	16,380	5,729
Construction-in-progress	7,438	231
Total property, plant, and equipment	432,342	277,340
Less accumulated depreciation, depletion, and amortization	72,342	21,765
Property, plant and equipment, net	360,000	255,575
Goodwill	28,048	-
Restricted cash (note 1)	-	8,404
Other assets	16,904	11,651
Total assets	$472,669	327,826

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004
(in thousands, except share data)

	December 31, 2005	December 31, 2004
Liabilities and Shareholders' Equity

Current liabilities:
Current maturities of long-term debt (note 5)	$-	2,700
Current installments of obligations under capital leases	395	388
Accounts payable	32,855	15,116
Accrued salaries, wages, and employee benefits	4,289	2,093
Workers' compensation benefits	10,050	12,090
Black lung benenfits	2,930	2,600
Accrued taxes	4,215	3,530
Other current liabilities	6,860	3,633
Total current liabilities	61,594	42,150
Long-term debt, less current maturities (note 5)	150,000	92,300
Other liabilities:
Noncurrent portion of workers' compensation benefits	42,231	38,223
Noncurrent portion of black lung benefits	24,352	23,341
Pension obligations	13,598	15,744
Asset retirement obligations	24,930	14,939
Obligations under capital leases, excluding current installments	230	637
Deferred income taxes	44,240	34,615
Other	227	292
Total other liabilities	149,808	127,791
Total liabilities	361,402	262,241

Commitments and contingencies (note 13)
Shareholders' equity:
Preferred Stock, $1.00 par value. Authorized 10,000,000 shares	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares;
issued and outstanding 16,652,681 and 14,715,694 shares
as of December 31, 2005 and 2004, respectively	167	147
Paid-in-capital	135,923	71,784
Deferred stock-based compensation	(13,226)	(7,540)
Retained earnings (accumulated deficit)	(11,187)	1,151
Accumulated other comprehensive income (loss)	(410)	43
Total shareholders' equity	111,267	65,585

Total liabilities and shareholders' equity	$472,669	327,826

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Successor	Successor	Predecessor	Predecessor
	Year	Eight Months	Four Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	April 30,	December 31,
	2005	2004	2004	2003

Revenues	$453,999	231,698	113,949	304,052
Cost of sales:
Cost of coal sold	389,222	190,926	89,294	278,939
Depreciation, depletion, and amortization	51,822	21,765	12,314	40,427
Total cost of sales	441,044	212,691	101,608	319,366
Gross profit (loss)	12,955	19,007	12,341	(15,314)
Selling, general, and administrative expenses	25,453	11,412	5,023	19,835
Total operating income (loss)	(12,498)	7,595	7,318	(35,149)
Interest expense	12,892	5,733	567	18,536
Interest income	(226)	(72)	-	(144)
Charges associated with repayment of debt (note 5)	2,524	-	-	-
Miscellaneous income, net	(1,067)	(833)	(331)	(1,519)
Total other expense , net	14,123	4,828	236	16,873
Income (loss) before reorganization items and income taxes	(26,621)	2,767	7,082	(52,022)
Reorganization items, net (note 14)	-	-	(100,907)	7,630
Income (loss) before income taxes	(26,621)	2,767	107,989	(59,652)
Income tax expense (benefit)	(14,283)	791	-	(2,891)
Net income (loss) before cumulative effect of accounting change	(12,338)	1,976	107,989	(56,761)
Cumulative effect of accounting change (note 15)	-	-	-	(3,045)
Net income (loss)	(12,338)	1,976	107,989	(59,806)
Preferred dividends (note 8)	-	-	-	(340)
Net income (loss) attributable to common shareholders	$(12,338)	1,976	107,989	(60,146)
Earnings (loss) per common share (note 16)
Basic earnings (loss) per common share
Income (loss) before cumulative effect of accounting change	$(0.83)	0.14	6,393.67	(3,380.78)
Cumulative effect of accounting change	-	-	-	(180.28)
Net income (loss)	$(0.83)	0.14	6,393.67	(3,561.06)
Shares used to calculate basic earnings (loss) per share	14,955	13,800	17	17

Diluted earnings (loss) per common share
Income (loss) before cumulative effect of accounting change	$(0.83)	0.14	6,393.67	(3,380.78)
Cumulative effect of accounting change	-	-	-	(180.28)
Net income (loss)	$(0.83)	0.14	6,393.67	(3,561.06)
Shares used to calculate dilutive earnings (loss) per share	14,955	14,623	17	17

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’
Equity (Deficit) and Comprehensive Income (Loss)

(in thousands)

Predecessor Company	Common stock shares	Common stock par value	Paid-in- capital	Deferred stock based compensation	Retained earnings (accumulated deficit)	Subscribed shares	Accumulated other comprehensive income (loss)	Total

Balances, December 31, 2002	17	$-	226	-	(47,843)	(906)	(20,204)	(68,727)

Net loss	-	-	-	-	(59,806)	-	-	(59,806)
Minimum pension liability adjustment							(1,194)	(1,194)
Reclassification to interest expense, net of
taxes of $2,890	-	-	-	-	-	-	6,381	6,381
Comprehensive loss								(54,619)
Forgiveness of receivable for subscribed shares	-	-	-	-	-	85	-	85
Preferred dividends	-	-	-	-	(340)	-	-	(340)
Balances, December 31, 2003	17	-	226	-	(107,989)	(821)	(15,017)	(123,601)

Net income	-	-	-	-	107,989	-	-	107,989
Minimum pension liability adjustment	-	-	-	-	-	-	(692)	(692)
Comprehensive income								107,297

Application of fresh start accounting (note 2)
Cancellation of Predecessor common
stock	(17)	-	(226)	-	-	-	-	(226)
Elimination of Predecessor accumulated
other comprehensive loss and
subscribed shares	-	-	-	-	-	821	15,709	16,530

Balances, April 30, 2004	-	-	-	-	-	-	-	-

Successor Company
Issuance of Successor common stock	13,800	138	63,153	-	-	-	-	63,291
Net income	-	-	-	-	1,976	-	-	1,976
Unrealized gain on marketable securities, net	-	-	-	-	-	-	43	43
Comprehensive income								2,019
Issuance of restricted stock awards	916	9	8,631	(8,640)	-	-	-	-
Cost to register common stock	-	-	-	-	(825)	-	-	(825)
Amortization of stock based compensation	-	-	-	1,100	-	-	-	1,100
Balances, December 31, 2004	14,716	147	71,784	(7,540)	1,151	-	43	65,585
Net loss	-	-	-	-	(12,338)	-	-	(12,338)
Minimum pension liability adjustment, net							(410)	(410)
Reclassification adjustment on sale of
marketable securities	-	-	-	-	-	-	(43)	(43)
Comprehensive loss								(12,791)
Issuance of restricted stock awards, net
of forfeitures	132	2	8,073	(8,075)	-	-	-	-
Issuance on common stock net of offering
costs of $3,696	1,500	15	45,039	-	-	-	-	45,054
Common stock issued in acquisition (Note 3)	338	3	10,997	-	-	-	-	11,000
Repurchase of shares for tax withholding	(36)	-	(1,158)					(1,158)
Tax benefit on vested shares of restricted stock	-	-	1,058	-	-	-	-	1,058
Amortization of stock based compensation	-	-	-	2,389	-	-	-	2,389
Exercise of stock options	3	-	93	-	-	-	-	93
Capital contribution, net of tax	-	-	37	-	-	-	-	37
Balances, December 31, 2005	16,653	$167	135,923	(13,226)	(11,187)	-	(410)	111,267

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Successor	Successor	Predecessor	Predecessor
	Year	Eight Months	Four Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	April 30,	December 31,
	2005	2004	2004	2003
Cash flows from operating activities:
Net income (loss)	$(12,338)	1,976	107,989	(59,806)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, and amortization
of property, plant, and equipment	51,822	21,765	12,314	40,692
Accretion of asset retirement obligations	1,562	807	397	1,128
Amortization of debt issue costs	919	275	-	-
Amortization of deferred stock-based compensation	2,389	1,100	-	-
Deferred income tax expense (benefit)	(14,707)	766	-	(2,891)
Gain (loss) on sale or disposal of property, plant, and equipment	43	(36)	19	(23)
Write-off of deferred financing costs	1,733	-	-	-
Gain on sale of investment	-	-	-	(999)
Fresh start accounting adjustment	-	-	(111,533)	-
Non-cash reorganization items	-	-	10,010	796
Cumulative effect of change in accounting principle	-	-	-	3,045
Realized loss on termination of interest rate swap agreement	-	-	-	9,272
Unrealized gain on interest rate swap	-	-	-	(949)
Changes in operating assets and liabilities:
Receivables	4,488	4,604	(12,882)	4,193
Inventories	(4,838)	6,619	(4,028)	(233)
Prepaid royalties and other current assets	3,747	3,093	(1,236)	991
Other assets	(100)	(7,001)	132	661
Accounts payable	13,351	(11,177)	(2,921)	15,016
Accrued salaries, wages, and employee benefits	490	(2,408)	1,429	(818)
Accrued taxes	(474)	(58)	139	(651)
Other current liabilities	2,427	(404)	1,535	6,574
Workers' compensation benefits	4,008	(1,886)	1,417	5,770
Black lung benefits	(1,286)	(830)	(547)	(630)
Pension obligations	(2,803)	(1,887)	(609)	2,906
Asset retirement obligations	(1,378)	(477)	(108)	(978)
Other liabilities	(65)	(743)	(4)	(33)
Net cash provided by operating activities	48,990	14,098	1,513	23,033
Cash flows from investing activities:
Additions to property, plant, and equipment	(84,987)	(25,811)	(9,521)	(20,116)
Payment for acquisitions, net of cash acquired	(59,404)	-	-	-
Proceeds from sale of property, plant and equipment	185	4,123	86	179
Proceeds from sale of investments	440	-	-	2,000
(Increase) decrease in restricted cash	8,404	(56)	(28)	2,277
Net cash used in investing activities	(135,362)	(21,744)	(9,463)	(15,660)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	150,000	20,000	-	-
Repayment of long-term debt	(95,468)	-	-	-
Proceeds from (repayments of) short-term borrowings	-	(6,400)	6,400	(1,940)
Net proceeds from issuance of common stock	45,054	-	-	-
Common stock registration costs	-	(825)	-	-
Principal payments under capital lease obligations	(400)	(370)	(165)	(549)
Debt issuance costs	(7,866)	(2,181)	(1,874)	-
Capital contributions and proceeds from stock options exercised	109	-	-	-
Net cash provided by (used in) financing activities	91,429	10,224	4,361	(2,489)
Increase (decrease) in cash	5,057	2,578	(3,589)	4,884
Cash at beginning of period	3,879	1,301	4,890	6
Cash at end of period	$8,936	3,879	1,301	4,890

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies and Other Information

Description of Business and Principles of Consolidation

The Company mines, processes and sells bituminous, steam~~-~~ and industrial-grade coal. The Company’s Central Appalachian segment has five operating subsidiaries located in eastern Kentucky and its Midwest segment has one operating subsidiary located in southern Indiana. As described in note 3, the Company’s Midwest segment was added through an acquisition in 2005. Substantially all coal sales and accounts receivable relate to the electric utility and industrial markets.

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

The Company’s accompanying consolidated financial statements for the four months ended April 30, 2004 and for the year ended December 31, 2003 have been prepared in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7), which provides guidance for financial reporting by entities that have filed petitions under Bankruptcy. As a result, all assets and liabilities were restated to reflect their respective fair values. Although the Effective Date of the Plan of Reorganization was May 6, 2004, the consummation of the Plan of Reorganization has been reflected as of April 30, 2004, the end of the Company’s most recent fiscal month prior to the Effective Date. The consolidated financial statements after emergence are those of a new reporting entity (the Successor) and are not comparable to the consolidated financial statements of the pre-emergence Company (the Predecessor). A black line has been drawn in the financial statements to distinguish Predecessor and Successor financial information. See note 2 for further discussion.

Restricted Cash

As of December 31, 2004, $8.4 million of the Company’s cash was restricted as to its use. Restrictions were imposed by the Company’s banks relating to letters of credit outstanding as of that date. The Company had no restricted cash as of December 31, 2005.

Trade Receivables

Trade receivables are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on review of historical write off experience and industry data. The Company has determined that no allowance is necessary for trade receivables as of December 31, 2005 and 2004. The Company does not have any off-balance sheet credit exposure related to its customers.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Asset Retirement Obligations

Asset retirement obligations are recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows, in the period in which it is incurred. The estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed is reviewed periodically by the Company’s management and engineers. In estimating future cash flows, the Company considers the estimated current cost of reclamation and applies inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on behalf of the Company. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Accretion expense is included in cost of produced coal. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is incurred. At December 31, 2005 and December 31, 2004, the Company had accrued $26.8 million and $16.0 million respectively, related to estimated mine reclamation costs.

The change in the asset retirement obligation for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Asset retirement obligation at beginning of year	$15,979	14,724
Liabilities incurred (Predecessor Company)
Predecessor Company	—	636
Successor Company	2,722	—
Liabilities assumed in acquisition	7,861
Revisions in estimated cash flows	24	—
Accretion expense
Predecessor Company	—	398
Successor Company	1,562	806
Liabilities settled
Predecessor Company	—	(131)
Successor Company	(1,373)	(454)
Asset retirement obligation at end of year	26,775	15,979
Less amount included in other current liabilities	(1,845)	(1,040)
Total non-current liability	$24,930	14,939

Property, Plant, and Equipment

Expenditures for maintenance and repairs are charged to expense, and the costs of mining equipment rebuilds and betterments that extend the useful life are capitalized. Depreciation is provided principally using the straight-line method based upon estimated useful lives, generally ten to 20 years for buildings and one to seven years for machinery and equipment. Equipment held under capital leases is amortized using the straight line method over the lesser of the lease term or the estimated useful life of the asset. Mine development costs are capitalized and amortized by the units of production method over estimated total recoverable proven and probable reserves. Amortization of mineral rights is provided by the units of production method over estimated total recoverable proven and probable reserves.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not recognize any impairment charges during the periods presented.

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Accumulated Comprehensive Income (Loss)

The accumulated other comprehensive income at December 31, 2004 represents the aggregate unrealized gain on marketable securities. The accumulated other comprehensive loss at December 31, 2005, represents the aggregate minimum pension liability adjustment.

Derivative Financial Instruments

The Company currently does not utilize any interest rate swaps, however, the Company has in the past utilized interest rate swaps to hedge the impact of changes in interest rates on its floating rate debt.

In 2003, the Company did not make the required monthly interest payments on floating rate debt. Accordingly, the cash flow hedge designation for the related interest rate swaps was discontinued. As a result, the balance in accumulated other comprehensive loss related to the swaps as of that date was recorded as interest expense in 2003. An unrealized gain of approximately $949,000 representing subsequent changes in the fair value of the swaps was credited to interest expense in 2003.

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

The Company accrues for workers’ compensation benefits by recognizing a liability when it is probable that the liability has been incurred and the cost can be reasonably estimated. The Company provides information to independent actuaries, who after review and consultation with the Company with regards to actuarial assumptions, including discount rate, prepare an evaluation of the liabilities for workers’ compensation benefits.

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Annual actuarial studies are prepared by independent actuaries using certain assumptions to determine the liability. The calculation is based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents, and interest rates. These assumptions are derived from actual Company experience and industry sources.

Health Claims

The Company is self-insured for certain health care coverage. The cost of this self-insurance program is accrued based upon estimates of the costs for known and anticipated claims. The Company recorded an estimated amount to cover known claims and claims incurred but not reported of $1.7 million and $1.1 million as of December 31, 2005 and 2004, respectively, which is included in accrued salaries, wages, and employee benefits.

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

In performing the Statement No. 123 analysis for stock options, a risk free rate of 5% was assumed, expected volatility was zero, and no dividends were anticipated for the options issued in 2004 (140,000 of unvested options and 56,000 of vested options issued in 2004 remain outstanding at December 31, 2005) and a risk free rate of 4.6% was assumed, expected volatility was 40%, and no dividends were anticipated for stock options issued in 2005 (40,000 of unvested options issued in 2005 remain outstanding at December 31, 2005). If the Company had followed the fair value method under FASB Statement No. 123 to account for stock based compensation cost for restricted stock grants the amount of stock based compensation, net of related tax, the difference between the reported amount and the amount calculated in accordance with FASB Statement No. 123 for the four months ended April 30, 2004 would have been less than $0.01 per share. The following is the impact if the Company had followed the fair value method under FASB Statement No. 123 to account for stock based compensation for year ended December 31, 2005 and the eight months ended December 31, 2004 (in thousands except per share amounts):

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year	Eight Months
	Ended	Ended
	December 31	December 31
	2005	2004
Net income (loss), as reported	$(12,338)	1,976
Add: Net stock-based employee compensation
expense recorded for restricted and
performance based stock grants	1,481	785

Deduct: Net stock-based employee compensation
expense for options and restricted and
performance based stock grants determined
under Black-Scholes option pricing model	(1,482)	(479)

Pro forma net income (loss)	$(12,339)	2,282

Income (loss) per share:
Basic - as reported	$(0.83)	0.14
Basic - pro forma	$(0.83)	0.17

Diluted- as reported	$(0.83)	0.14
Diluted- pro forma	$(0.83)	0.16

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment- an amendment of FASB Statements No. 123 and 95” (FAS 123R), which the Company will adopt on January 1, 2006. FAS 123R provides additional guidance on accounting for stock based compensation and will require companies to measure such awards at fair value in the income statement on a prospective basis. The Company will adopt FAS 123R using the modified-prospective method. The Company estimates that as a result of the adoption of FAS 123R, it will recognize incremental compensation expense for the year ended December 31, 2006 of less than $200,000, net of taxes, for stock options that are outstanding at December 31, 2005. The Company does not believe that FAS 123R will significantly impact its accounting for restricted stock awards.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in order to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates made by management include the valuation allowance for deferred tax assets, asset retirement obligations and amounts accrued related to the Company’s workers’ compensation, black lung, pension and health claim obligations. Actual results could differ from these estimates.

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

		Fresh Start Adjustments
Assets	Predecessor Company April, 30, 2004	Debt Extinguishment		Reorganization Adjustments		Successor Company April 30, 2004

Cash	$1,301	-		-		1,301
Receivables	35,838	-		-		35,838
Inventories	11,930	-		1,079	(2)	13,009
Prepaid royalties	9,932	-		(362)	(2)	9,570
Other current assets	4,463	-		(347)	(2)	4,116

Total current assets	63,464	-		370		63,834

Land and mineral rights	223,004	-		(57,567)	(2)	165,437
Buildings, machinery, and equipment	236,901	-		(155,050)	(2)	81,851
Mine development costs	12,984	-		(12,984)	(2)	-
Construction-in-progress	974	-		-		974
	473,863	-		(225,601)		248,262
Less accumulated depreciation, depletion, and amortization	219,604	-		(219,604)	(2)	-

Net property, plant, and equipment	254,259	-		(5,997)		248,262

Restricted cash	8,348	-		-		8,348
Other long-term assets	6,518	(3,110)	(1)	(734)	(2)	2,674

Total assets	$332,589	(3,110)		(6,361)		323,118

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

		Fresh Start Adjustments
Liabilities and Shareholders’ Equity (Deficit)	Predecessor Company April, 30, 2004	Debt Extinguishment		Reorganization Adjustments		Successor Company April, 30, 2004

Borrowings under DIP credit agreement	$6,400	-		-		6,400
Current installments of obligations under capital leases	749	-		(272)	(3)	477
Accounts payable	26,293	-		-		26,293
Accrued salaries, wages and employee benefits	4,501	-		-		4,501
Workers’ compensation benefits	9,500	-		-		9,500
Black lung benefits	2,500	-		-		2,500
Accrued taxes	3,588	-		-		3,588
Other current liabilities	4,037	-		-		4,037
Total current liabilities	57,568	-		(272)		57,296

Long term debt	-	75,000	(1)	-		75,000

Noncurrent portion of workers’ compensation benefits	42,699	-		-		42,699
Noncurrent portion of black lung benefits	10,661	-		13,610	(4)	24,271
Pension obligations	14,267	-		3,363	(5)	17,630
Asset retirement obligations	13,963	-		-		13,963
Obligations under capital leases, excluding current installments	1,159	-		(240)	(3)	919
Deferred income taxes	-	-		27,391	(6)	27,391
Other long term liabilities	658	-		-		658
Total other liabilities	83,407	-		44,124		127,531

Liabilities subject to compromise	319,451	(319,451)	(1)	-		-

Total liabilities	460,426	(244,451)		43,852		259,827

Common stock	-	138	(1)	-		138
Paid-in-capital	226	63,153	(1)	(226)	(7)	63,153
Retained earnings (accumulated deficit)	(111,533)	178,050	(1)	(66,517)	(7)	-
Subscribed shares	(821)	-		821	(7)	-
Accumulated other comprehensive income (loss)	(15,709)	-		15,709	(7)	-

Total shareholders’ equity (deficit)	(127,837)	241,341		(50,213)		63,291

Total liabilities and shareholders’ equity	$332,589	(3,110)		(6,361)		323,118

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following is a description of the fresh start adjustments for debt extinguishment and reorganization adjustments:

Extinguishment of Debt

(1) Liabilities subject to compromise that were extinguished in bankruptcy consist of (in thousands):

Pre-petition bank loan agreement	$207,807
Pre-petition senior note	37,953
Accrued and unpaid interest	12,234
Terminated interest rate swap	8,434
Total secured	266,428

Promissory notes	5,176
Redeemable preferred stock	8,500
Accounts payable and other	39,347
Total unsecured	53,023

Total liabilities subject to compromise	$319,451

The Company issued new common shares, new secured debt, and transferred its interest in specified life insurance policies held in a rabbi trust to the creditors in full satisfaction of pre-petition claims. The gain on extinguishment of pre-petition claims is calculated as follows (in thousands):

Liabilities subject to compromise	$319,451
Less: Assets of rabbi trust transferred to creditors	(3,110)
Less: New secured debt issued in exchange for pre-petition debt	(75,000)
Less: Fair valueof common shares issued	(63,291)
Gain on extinguishment of pre-petition claims	$178,050

Reorganization Adjustments

(2)
In connection with the application of fresh start accounting, the Company made adjustments aggregating approximately $6.3 million to record its identifiable assets at fair value as follows (in thousands):

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)	The pension liability has been adjusted to reflect the total discounted projected benefit obligation of the plan.

(6)
Deferred income taxes have been adjusted to reflect differences in the book and tax basis of the revalued assets and liabilities of the Company after application of fresh start accounting. In addition to the $27.4 million increase in deferred tax liability that was originally recorded in connection with the fresh start accounting adjustment, the Company has recorded an additional increase in the deferred tax liability of $16.3 million to adjust the fair values assigned to certain assets and liabilities for purposes of applying fresh start accounting.

(7)	The equity of the predecessor company, including subscribed shares and accumulated other comprehensive loss, has been eliminated in fresh start accounting.

(3)	Acquisition of Triad Mining, Inc.

On May 31, 2005, the Company purchased all of the outstanding stock of Triad Mining, Inc. (Triad).   Triad directly and through its wholly-owned subsidiary, Triad Underground Mining, LLC, owns and operates six surface mines and one underground mine in southern Indiana.  The purchase price, including related costs and fees, of approximately $70.4 million (net of cash received) was funded through the issuance of 338,295 shares of the Company’s common stock valued at $11.0 million and cash from the Company’s equity and debt offerings in May 2005 (see notes 5 and 8).  The values of the shares issued were based on the market price of the Company’s stock over a reasonable period before and after the date at which the number of shares to be issued became fixed. In 2004, Triad produced approximately 3.4 million tons (unaudited) of coal.  The acquisition was accounted for as a purchase.

The Company also entered into an agreement with two of Triad’s principals to issue common stock valued at up to $5.0 million, if prior to May 31, 2007 the Company obtains the right to own, lease or mine certain proven and probable reserves. As of December 31, 2005, no amounts have been paid under this agreement.

The preliminary purchase accounting allocations related to the acquisition have been recorded in the accompanying consolidated financial statements as of, and for periods subsequent to, May 31, 2005, the date of acquisition of Triad. The final valuation of the net assets acquired is expected to be finalized upon completion of the Company’s analysis of the tax basis of assets and liabilities acquired.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$9,672
Coal inventory	1,872
Other current assets	1,852
Property, plant and equipment	37,151
Mineral rights	22,538
Goodwill (non-deductible)	28,048
Other assets	465
Current liabilities	(6,934)
Asset retirement obligations	(7,861)
Deferred taxes	(15,812)
Other long term liabilities	(587)
Total purchase price, net of cash received of $5,414	$70,404

Had the acquisition of Triad occurred at the beginning of 2004, revenues, net income (loss) and net income (loss) per diluted share would have been $493.6 million, $(12.2) million and $(0.79), respectively, for the year ended December 31, 2005 and $284.8 million, $3.1 million and $0.19, respectively, for the eight months ended December 31, 2004. As the cash portion of the Triad purchase price was paid from a portion of the proceeds from the Senior Notes and the concurrent stock offering, the portion of these transactions that were necessary to complete the Triad acquisition are also assumed to have occurred at the beginning of the pro forma period. Pro forma information for the four months ended April 30, 2004 (predecessor company) has not been provided due to the differing capital structure prior to the application of fresh start accounting. Triad had unaudited revenues of $28.5 million and unaudited income before taxes of $4.3 million for the four months ended April 30, 2004.

(4)	Other Current Assets

Other current assets at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Prepaid insurance	$2,809	$3,535
Income tax receivable	346	2,575
Other	971	227
	$4,126	$6,337

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)	Long Term Debt and Interest Expense

Long-term debt is as follows at December 31, 2005 and 2004 (in thousands):

	2005	2004
Senior Notes	$150,000	-
Senior Secured Credit Facility - Revolver	-	-
Prior Senior Secured Credit Facility - Term loan	-	20,000
Prior Term Credit Facility	-	75,000
Total long-term debt	150,000	95,000
Less amounts classified as current	-	2,700
Total long-term debt, less current maturities	$150,000	92,300

Senior Notes

In May 2005, the Company issued $150 million of Senior Notes due on June 1, 2012 (the Senior Notes).  The Senior Notes are unsecured and accrue interest at 9.375% per annum.  Interest payments on the Senior Notes are required semi-annually.  Proceeds from the Senior Notes and the concurrent equity offering (see note 8) were used to repay the Prior Senior Secured Credit Facility and Prior Term Credit Facility, to fund the acquisition of Triad (note 3) and for general corporate purposes.   The Company may redeem the Senior Notes, in whole or in part, at any time on or after June 1, 2009 at redemption prices ranging from 104.86% in 2009 to 100% in 2011.  In addition, at any time prior to June 1, 2008, the Company may redeem up to 35% of the principal amount of the Senior Notes with the net cash proceeds of a public equity offering at a redemption price of 109.375%, plus accrued and unpaid interest to the redemption date.

The Senior Notes limit the Company’s ability, among other things, to pay cash dividends.  In addition, if a change of control occurs (as defined in the Indenture), each holder of the Senior Notes will have the right to require the Company to repurchase all or a part of the Senior Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of repurchase.

Senior Secured Credit

Concurrent with the Senior Notes and equity offering, the Company entered into a Senior Secured Credit Facility consisting of a $25.0 million revolving credit facility (the Revolver) and a $75.0 million letter of credit facility (the Letter of Credit Facility).  The Revolver matures on May 31, 2010 and the Letter of Credit Facility matures on November 30, 2011.  The Senior Secured Credit Facility is secured by substantially all of the Company’s assets. The Company entered into an amendment and waiver to the Senior Secured Credit Facility on February 22, 2006 (the “First Amendment”).

Proceeds from the Revolver are available for working capital needs and other general corporate purposes.  The Revolver bears an interest rate per annum equal to a rate based on the Company’s leverage ratio (the Applicable Rate) plus the Company’s option of either (i) the greater of (a) the prime rate or (b) the federal funds open rate plus 0.5% or (ii) a Euro Rate as defined in the credit agreement. The Applicable Rate ranges from 1.00% to 1.75% for borrowing based on the prime rate or federal funds open rate and 2.00% to 2.75% for borrowing based on the Euro Rate.  Pursuant to the First Amendment, the Applicable Rate was increased to 2.0% for borrowings based on the prime rate or federal funds open rate and 3.0% for borrowing based on the Euro rate for the period from February 22, 2006 to September 30, 2006. The Revolver also requires a 0.5% commitment fee on the unused balance of the Revolver.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Letter of Credit Facility does not constitute a loan to the Company and accordingly is not available for borrowing by the Company.  The Letter of Credit Facility only supports the issuance of up to $75 million of letters of credit by the Company. The Company pays a 3.0% per annum fee on the full balance of the Letter of Credit Facility and an additional 0.25% annual fee on the average balance of letter of credits issued under the Letter of Credit Facility. Pursuant to the First Amendment, the per annum fee on the full balance of the Letter of Credit Facility was increased to 3.25% from February 22, 2006 to September 30, 2006.

With the exception of certain permitted transactions, the Senior Secured Credit Facility requires mandatory repayments or reductions in the amount of 50% of the net proceeds of any sale or issuance of equity securities, 100% of the net proceeds of any incurrence of certain indebtedness and 100% of the net proceeds of any sale or other disposition of any assets. Voluntary prepayments are permitted at any time.

The Senior Secured Credit Facility and the Senior Notes contain financial covenants including a fixed charge coverage ratio, leverage ratio, senior secured leverage ratio and maximum annual limits on capital expenditures.  The Company’s debt covenants also prohibit payment of cash dividends.  As a result of lower than expected operating results in the fourth quarter 2005, The Company was not in compliance with the fixed charge coverage ratio and the leverage ratio and exceeded the maximum annual limits on capital expenditures required by the Senior Secured Credit Facility as of December 31, 2005.  The First Amendment waived these financial covenants of the Senior Secured Credit Facility as of December 31, 2005 and revised certain covenants during 2006 to levels that the Company projects it will be able to comply with during 2006.

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

As discussed above, the Company used a portion of the proceeds from the Senior Notes and the related equity offering to repay all outstanding amounts under the Prior Senior Secured Credit Facility and the Prior Term Credit Facility. The Company incurred a prepayment penalty of $791,000 as result of the repayment of the Prior Senior Secured Credit Facility. Additionally, the Company wrote off $1.7 million of deferred financing costs associated with the Prior Senior Secured Credit Facility and the Prior Term Credit Facility. The prepayment penalty and the write off of the deferred financing costs have been included in charges associated with repayment of debt on the consolidated statements of operations.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Interest Expense and Other

During the year ended December 31, 2005 and the eight months ended December 31, 2004, the Company paid $10.5 million and $5.5 million in interest, respectively.

Until the date of filing of bankruptcy, the Company accrued interest on its debt obligations. The Company determined that there was insufficient collateral to cover the interest portion of the scheduled payments on its prepetition debt obligations. As of the bankruptcy date the Company ceased accruing interest on all the prepetition secured debt obligations. If such interest had continued to be accrued, interest expense for four months ended April 30, 2004 and the year ended December 31, 2003 would have been approximately $7.6 million and $16.3 million higher than reported. During the four months ended April 30, 2004 and the year ended December 31, 2003, the Company paid $0.3 million and $2.9 million, respectively, in interest.

(6)	Workers’ Compensation Benefits

As of December 31, 2005 and 2004, workers’ compensation benefit obligation consisted of the following (in thousands):

	2005	2004
Workers' compensation benefits	$52,281	$50,313
Less current portion	10,050	12,090
Noncurrent portion of workers' compensation benefits	$42,231	$38,223

Actuarial assumptions used in the determination of the liability for the self-insured portion of workers’ compensation benefits included a discount rate of 5.1%, 5.25% and 5.5% at December 31, 2005, 2004 and 2003, respectively.

(7)	Pneumoconiosis (Black Lung) Benefits

As of December 31, 2005 and 2004, black lung benefits obligation consisted of the following (in thousands):

	2005	2004
Black lung benefits	$27,282	$25,941
Less current portion	2,930	2,600
Noncurrent portion of black lung benefits	$24,352	$23,341

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A reconciliation of the changes in the black lung benefit obligation is as follows (in 000’s):

	2005	2004
Beginning of the year black lung obligation	$28,730	$13,708
Fresh Start adjustment (note 3)	-	13,610
Liabilities assumed in acquisition	587	-
Change in unprovided actuarial loss	901	-
Service cost:
Predecessor Company	-	99
Successor Company	348	221
Interest cost:
Predecessor Company	-	254
Successor Company	1,379	566
Amortization of the actuarial loss:
Predecessor Company	-	261
Successor Company	217	2,789
Benefit payments:
Predecessor Company	-	(1,613)
Successor Company	(1,188)	(1,165)
End of year accumulated black lung obligation	30,974	28,730
Unamortized actuarial loss	(3,692)	(2,789)
Accrued black lung obligation	$27,282	$25,941

The actuarial assumptions used in the determination of accumulated black lung obligations as of December 31, 2005 and 2004 included a discount rate of 5.1% and 5.25%, respectively. For purposes of determining net periodic expense related to such obligations, the Company used a discount rate of 5.25%, 5.5%, 5.5% and 6.75% for the year ended December 31, 2005 (Successor), the eight months ended December 31, 2004 (Successor), the four months ended April 30, 2004 (Predecessor), and the year ended December 31, 2003 (Predecessor).

(8)	Equity

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Shares awarded or subject to purchase under the Plan that are not delivered or purchased, or revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance under the Plan. At December 31, 2005, there were 399,608 shares available under the Plan for future awards.

Restricted Stock Awards

Pursuant to the Plan certain employees and directors have been awarded restricted common stock with such shares vesting over three or five years, respectively, or earlier under certain conditions. The related expense is amortized over the vesting period. Restricted shares subject to continuing vesting requirements are included in diluted shares outstanding. For the year ended December 31, 2005 and the eight months ended December 31, 2004, the Company recognized $2.2 million and $0.5 million, respectively, in compensation expense related to these shares.

Performance Stock Awards

Performance stock awards have been made to certain employees pursuant to the Plan. The number of shares of common stock to be received under these awards by such employees at the end of the performance period will depend on the attainment of performance objectives based on achieving certain financial results and the successful development of a new mine. The expected cost of these shares is reflected in income over the performance period. For the year ended December 31, 2005 and the eight months ended December 31, 2004, the Company recorded $0.2 million and $0.6 million in compensation expense related to these shares. Since performance-based stock is contingent upon satisfying conditions, those unvested shares are considered to be contingently issuable shares and are not included in the computation of diluted earnings per share.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stock Options Awards

The following table summarizes information about the stock options outstanding at December 31, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$10.80	150,000	$10.80	8.3	30,000	$10.80
$15.00-$17.50	46,000	$15.87	8.4	26,000	$16.54
$33.57-$33.75	40,000	$33.62	9.4	-	-

$10.80-$33.75	236,000	$15.66	8.5	56,000	$13.46

The following is a summary of performance stock, restricted stock and stock option awards:

	Performance Stock		Restricted Stock		Stock Options
		Estimated		Estimated		Weighted
	Number of	Fair Value	Number of	Fair Value	Number of	Average
	Shares	at Issue	Shares	at Issue	Shares	Exercise Price
Outstanding at April 30, 2004	-	$-	-	$-	-	$-
Granted	100,000	4.59	839,000	4.96	270,000	13.41
Exercised/Vested	-	-	-	-	-	-
Canceled	-	-	(23,300)	4.59	-	-
December 31, 2004	100,000	4.59	815,700	4.97	270,000	13.41
Granted	-	-	346,470	35.88	40,000	33.62
Exercised/Vested	-	-	(161,952)	4.97	(3,334)	15.00
Canceled	(81,250)	4.59	(133,867)	5.72	(70,666)	17.26
December 31, 2005	18,750	$4.59	866,351	$17.22	236,000	$15.66

Redeemable Preferred Stock (Predecessor Company)

As of December 31, 2003, the Company had 8,500 shares of Class C, nonvoting, mandatorily redeemable preferred stock outstanding. The preferred shares had a par value of $1,000 per share and a dividend rate of 8%.

On July 1, 2003, the Company adopted Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which required that dividends on redeemable preferred stock be reported as a financing cost in our consolidated statements of operations. Accordingly, preferred dividends of $227,000 for the four months ended April 30, 2004 and $340,000 for the year ended December 31, 2003, are included in interest expense in the consolidated statements of operations. Prior to the adoption of Statement No. 150, preferred dividends are shown separately as preferred dividends in the consolidated statements of operations.

The preferred stock was cancelled on May 6, 2004 in accordance with the terms of the Plan of Reorganization.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(9)	Income Taxes

Income tax expense (benefit) consists of (in thousands):

	Year Ended 2005	Eight Months Ended December 31, 2004	Four Months Ended April 30, 2004	Year Ended 2003
Current:
Federal	$22	25	-	-
State	401	-	-	-
	423	25	-	-
Deferred:
Federal	(12,084)	692	-	(2,528)
State	(2,623)	74	-	(363)
	(14,707)	766	-	(2,891)
	$(14,284)	791	-	(2,891)

A reconciliation of income taxes computed at the statutory federal income tax rate to the expense (benefit) for income taxes included in the consolidated statements of operations is presented below:

	Year Ended 2005	Eight Months Ended December 31, 2004	Four Months Ended April 30, 2004	Year Ended 2003

Federal income taxes at statutory rates	(34.0)%	34.0%	34.0%	(34.0)%
Percentage depletion	(15.2)	(42.0)	(2.2)	(0.5)
Other permanent items	(2.2)	12.3	-	-
Amortization of coal properties not deductible	-	-	-	0.8
Non-taxable gain on debt discharge	-	-	(35.1)	-
Non-deductible reorganization costs	-	-	3.3	-
Change in valuation allowance	-	23.8	-	28.5
State income taxes, net of federal	(5.5)	1.8	-	(0.4)
Other, net	3.2	(1.3)	-	1.0
	(53.7)%	28.6%	-%	(4.6)%

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below (in 000’s):

	2005	2004
Deferred tax assets:
Accruals for financial reporting purposes, principally workers' compensation and black lung obligations	$50,040	$46,279
Alternative minimum tax credit carryforwards		5,450
Net operating loss carryforwards	21,264	55,631
Accumulated comprehensive income	247	26
Total gross deferred tax assets	71,551	107,386
Less valuation allowance	-	61,081
Net deferred tax asset	71,551	46,305
Deferred tax liabilities - property, plant and equipment, principally due to differences in depreciation, depletion and amortization	115,791	80,920
Net deferred tax asset (liability)	$(44,240)	$(34,615)

As discussed in note 1, the Company emerged from Chapter 11 bankruptcy on May 6, 2004. Emergence from bankruptcy substantially reduced the income tax attributes of the Company’s tax assets such as net operating loss carryforwards (NOLs), tax credits, and tax basis in its other assets, by any cancellation of indebtedness (COI) income realized. This reduction was effective as of January 1, 2005. At December 31, 2004, we had a $61.1 million valuation allowance that was established against the tax assets that were expected to be lost due to our emergence from bankruptcy or that we expected to expire unused. During 2005, we reduced the tax basis of these assets and eliminated the related valuation allowance. As of December 31, 2005, we had no valuation allowance recorded for taxes, as management believes it is more likely that not that the remaining deferred tax asset will be realized.

At December 31, 2005, the Company has consolidated NOLs for federal income tax purposes of approximately $60.0 million which expire beginning in 2023 and consolidated Kentucky net operating loss carryforwards of approximately $14.5 million which expire in 2025. These net operating loss carryforwards generate a combined federal and state tax benefit of approximately $21.3 million.

In addition to the $27.4 million increase in the deferred tax liability that was originally recorded in connection with the fresh start accounting adjustment (see note 2), the Company recorded an additional increase in the deferred tax liability of $6.5 million in 2004 and $9.8 million in 2005 to adjust the fair values assigned to certain tax assets and liabilities for purposes of applying fresh start accounting. These adjustments resulted in an increase to the amount allocated to mineral rights.

During the year ended December 31, 2003, the Company received income tax refunds of $5.0 million. The Company made no income tax payments for the four months ended April 30, 2004. The Company made income tax payments of $2.6 million for the eight months ended December 31, 2004. During the year ended December 31, 2005, the Company received income tax refunds of $1.8 million.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(10)	Employee Benefit Plans

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

The investment policy for the pension plan assets includes the objectives of providing growth of capital and income while achieving a target annual rate of return of 7.5% over a full market cycle, approximately 5 to 7 years. Diversification of assets is employed to reduce risk. The current target asset allocation is 70% for equity securities (including 45% Large Cap, 15% Small Cap, 10% International) and 30% for cash and interest bearing securities. The investment policy is based on the assumption that the overall portfolio volatility will be similar to that of the target allocation. Given the volatility of the capital markets, strategic adjustments in various asset classes may be required to rebalance asset allocation back to its target policy. Investment fund managers are not permitted to invest in certain securities and transactions as outlined by the investment policy statements specific to each investment category without prior investment committee approval.

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This evaluation resulted in the selection of the 7.5% long-term rate of return on assets assumption for the year ended December 31, 2005.

The fair value of the major categories of qualified defined benefit pension plan assets includes the following (dollars in thousands):

	2005		2004
	Amount	Percentage	Amount	Percentage
Equity securities	$30,728	70.1%	$24,859	67.7%
Debt securities	12,278	28.0%	10,689	29.1%
Other (includes cash and cash equivalents)	858	1.9%	1,195	3.2%
	$43,864	100.0%	$36,743	100.0%

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table sets forth changes in the plan’s benefit obligations, changes in the fair value of plan assets, and funded status at December 31, 2005 and 2004 (in thousands):

	2005	2004
Change in benefit obligation:
Projected benefit obligation at beginning of year	$58,636	48,522
Service cost	2,105	1,834
Interest cost	3,170	2,924
Actuarial loss	418	7,207
Benefits paid	(1,694)	(1,851)
Projected benefit obligation at end of year	$62,635	58,636
Change in plan assets:
Fair value of plan assets at beginning of year	$36,743	29,717
Actual return on plan assets	3,779	3,590
Employer contributions	5,036	5,287
Benefits paid	(1,694)	(1,851)
Fair value of plan assets at end of year	$43,864	36,743
Reconciliation of funded status:
Funded status	$(18,771)	(21,893)
Unrecognized actuarial loss	5,830	6,149
Net amount recognized	$(12,941)	(15,744)
Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(13,598)	(15,744)
Accumulated other comprehensive loss	657	-
Net amount recognized	$(12,941)	(15,744)

The accumulated benefit obligation of the plan was approximately $57.5 million and $52.4 million as of December 31, 2005 and 2004, respectively. Company contributions in 2006 are expected to be approximately $5.4 million.

During Fresh Start Accounting (note 2), the Company adjusted the previously unrecognized actuarial loss and the previously unrecognized prior service costs to zero.

The components of net periodic benefit cost and the benefits paid by period are as follows (in thousands):

	Successor		Predecessor
	Year	Eight Months	Four Months	Year
	Ended	December 31,	April 30,	Ended
	2005	2004	2004	2003
Service cost	$2,105	1,223	611	1,764
Interest cost	3,170	1,959	965	2,707
Expected return on plan assets	(3,061)	(1,721)	(811)	(2,092)
Amortization of prior service cost	-	-	130	843
Recognized actuarial loss	19	-	340	1,178
Net periodic benefit cost	$2,233	1,461	1,235	4,400

Benefits paid	$1,694	1,288	563	1,947

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The weighted-average assumptions used in determining the pension benefit obligation and pension expense are as follows:

	2005	2004
Discount rate	5.25%	5.50%
Expected return on plan assets	7.50%	8.00%
Rate of compensation increase	4.00%	4.00%
Measurement date	October 1, 2005	October 1, 2004

The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	2005	2004	2003
Discount rate	5.50%	6.00%	6.75%
Expected return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Measurement date	October 1, 2004	October 1, 2003	October 1, 2002

The following benefit payments are expected to be paid (based on the assumptions described above (in thousands)).

Year ended December 31:
2006	$2,688
2007	1,860
2008	2,063
2009	2,253
20010	2,460
Thereafter	16,272

Savings and Profit Sharing Plan

The Company sponsors profit sharing plans and defined contribution pension plans. All U.S. employees are eligible for at least one of the Company’s plans. The Company’s contributions vary depending on the plan and cannot exceed the maximum allowable for tax purposes. The Company recognized approximately $2.1million, $588,000, $253,000 and $832,000 of expense relating to the Savings and Profit Sharing Plan for the year ended December 31, 2005, the eight months ended December 31, 2004, the four months ended April 30, 2004 and the year ended December 31, 2003, respectively.

Nonqualified Retirement Plan

The Company sponsored a nonqualified plan that provided retirement benefits to certain officers to supplement benefits not provided under the qualified plan. The Company owned insurance policies designed to fund benefits under the nonqualified plan, which were placed in a Rabbi Trust. The Plan was terminated March 25, 2003.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of net periodic benefit cost for the year ended December 31, 2003 are as follows (in thousands):

2003
Service cost	$14
Interest cost	95
Amortization of prior service cost	28
Recognized actuarial loss	6
Recognized benefits forfeited	(2,371)
Effect of plan termination	4,388
Net periodic benefit cost	$2,160

The weighted-average assumptions used in determining the pension benefit obligation and pension expense are as follows:

2003
Discount rate	6.00%
Rate of compensation increase	4.00%
Measurement date	March 25, 2003

As part of the Company’s Plan of Reorganization the assets of the Rabbi Trust were transferred to the unsecured creditors Liquidating Trust to pay unsecured creditors’ claims. Prior to the termination of the Plan, the Company recognized a gain on benefits forfeited by a Company employee as part of a settlement agreement. The Company also recorded an expense of approximately $4.4 million on March 25, 2003 when the Plan was terminated.

(11)	Major Customers

During the year ended December 31, 2005, approximately 44% of revenues were from two customers, the largest of which represented 27% of revenues. These customers are both included in the CAPP segment in Note 18. During the eight months ended December 31, 2004, approximately 50% of revenues were from two customers, the largest of which represented 30% of revenues. In the four months ended April 30, 2004, approximately 54% of revenues were from two customers, the largest of which represented 31% of revenues. During 2003, approximately 73% of total revenues were from three customers, the largest of which represented 43% of revenues.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(12)	Leases

The Company is obligated under capital leases covering certain machinery and equipment that expire at various dates during the next three years. At December 31, 2005 and 2004, the gross amount of machinery and equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

	2005	2004
Machinery and equipment	$1,243	1,367
Less accumulated amortization	864	539
	$379	828

Amortization of assets held under capital leases is included with depreciation expense. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2005 were as follows (in thousands):

	Capital	Operating
	Lease	Lease
Year ended December 31,
2006	$432	557
2007	238	430
2008	-	208
	670	1,195
Less amount representing interest (at 8.5%)	45
Present value of net minimum capital lease payments	625
Less current portion of obligations under capital lease	395
Obligations under capital lease, excluding current portion	$230

The Company incurred rent expense on equipment and offices space of approximately $1.0 million, $462,000, $278,000, and $1.1 million for the year ended December 31, 2005, the eight months ended December 31, 2004, the four months ended April 30, 2004 and the year ended December 31, 2003, respectively.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)	Commitments and Contingencies

Future minimum royalty commitments under coal lease agreements at December 31, 2005 were as follows (in thousands):

Royalty
commitments
Year ended December 31:
2006	$18,402
2007	16,851
2008	16,319
2009	16,131
2010	15,719
2011 and thereafter	74,081
$157,503

Certain coal leases do not have set expiration dates but extend until completion of mining of all merchantable and mineable coal reserves. For purposes of this table, we have generally assumed that minimum royalties on such leases will be paid for a period of ten years.

Certain coal leases require payment based on minimum tonnage, for these contracts an average sales price of $48.35 was used to project the future commitment.

The Company has established irrevocable letters of credit totaling $52.0 million as of December 31, 2005 to guarantee performance under certain contractual arrangements. The letters of credit were issued under the Letter of Credit Facility (note 5).

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)	Reorganization Items, Net

Reorganization items consist of the following (in thousands):

	Predecessor
	Four months ended April 30, 2004	Year ended December 31, 2003
Professional fees and administrative expenses	$10,685	8,399
Forgiveness of receivable for subscribed shares, including accrued interest	-	94
Gain on settlements of obligations, net	(111,533)	(798)
Interest income	(59)	(65)
	$(100,907)	7,630

Cash paid for reorganization items totaled $850,000, $8.1 million, $1.2 million and $9.9 million for the year ended December 31, 2005, the eight months ended December 31, 2004, the four months ended April 30, 2004 and for the year ended December 31, 2003, respectively. The Company also received $900,000 during 2003 in a settlement of potential litigation related to collecting the remaining proceeds from the sale of mining property and retained royalty obligations in 1998.

(15)	Cumulative Effect of Accounting Change for Reclamation Liabilities

Effective January 1, 2003 the Company changed its method of accounting for reclamation liabilities in accordance with the provisions of Statement No. 143. As a result of the adoption of Statement No. 143, the Company recognized an increase in total reclamation liability of approximately $6.8 million. The Company recorded the related capitalized asset retirement costs by increasing property, plant and equipment, net of accumulated depreciation, by approximately $3.8 million. The cumulative effect of the change on prior years resulted in a charge to operations of approximately $3.0 million.

(16)	Earnings (Loss) Per Share

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings (loss) per share (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2005	Eight Months Ended December 31. 2004	Four Months Ended April 30, 2004	Year Ended December 31, 2003

Weighted average number of common shares outstanding:
Basic	14,955	13,800	17	17
Effect of dilutive instruments	-	823	-	-
Diluted	14,955	14,623	17	17

On May 6, 2004 the Company emerged from bankruptcy under a joint plan of reorganization. On that date the Company cancelled all existing equity securities and issued 13,799,994 shares of new common stock, which were distributed pro-rata to the pre-petition secured creditors.

For periods in which there was a loss, the Company has excluded from its diluted earning per share calculation options to purchase shares with underlying exercise prices less than the average market prices and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per share.  The excluded instruments would have increased the diluted weighted average number of common shares by approximately 959,000 for the year ended December 31, 2005.

(17)	Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information. As of December 31, 2005 and 2004, except for long-term debt obligations, the carrying amounts of all financial instruments approximate their fair values due to their short maturities.

The Company believes that the fair value of its Senior Notes was $157.1 million at December 31, 2005 based on available market information at that date. The Company believes that the fair value of its outstanding debt approximated fair value at December 31, 2004 based on the timing of the issuance of these securities.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(18)	Segment Information

The Company mines, processes and sells bituminous, steam-and industrial-grade coal to electric utilities and industrial customers. The Company has two segments based on the coal basins in which the Company operates. These basins are located in Central Appalachian (CAPP) and in the Midwest (Midwest). The Company’s CAPP operations are located in eastern Kentucky and the Company’s Midwest operations are located in southern Indiana. Coal quality, coal seam height, transportation methods and regulatory issues are generally consistent within a basin. Accordingly, market and contract pricing have been developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs. Operating segment results for the year ended December 31, 2005 are shown below (segment results for periods prior to the acquisition of Triad on May 31, 2005 are not provided as the Company had only one segment) (amounts in thousands).

	CAPP	Midwest (1)	Corporate	Consolidated
Revenues	$398,118	55,881	-	453,999
Depreciation, depletion and amortization	43,687	7,985	150	51,822
Income (loss) from operations	94	1,349	(13,941)	(12,498)
Interest income	-	-	(226)	(226)
Interest expense	-	-	12,892	12,892
Income tax expense (benefit)	-	-	(14,283)	(14,283)
Goodwill	-	28,048	-	28,048
Total assets	363,265	99,357	10,047	472,669
Capital Expenditures	83,038	1,837	112	84,987

(1) Includes the results of operations of Triad from the date of its acquisition (May 31, 2005)

The Company does not allocate interest income, interest expense or income taxes to its segments.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19)	Quarterly Information (Unaudited)

Set forth below is the Company’s quarterly financial information for the previous two fiscal years (dollars in 000’s):

	Three Months Ended (1)
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Total revenue	$97,875	113,313	122,937	119,874
Gross profit (loss)	7,455	10,777	2,094	(7,371)
Income (loss) from operations	2,420	3,843	(4,557)	(14,204)
Income (loss) before taxes	378	(1,268)	(8,136)	(17,595)
Net income (loss)	309	(1,017)	(2,200)	(9,430)
Income (loss) per share (Basic and Diluted):	$0.02	(0.07)	(0.14)	(0.60)

	Three Months Ended (1)
	March 31,	June 30,		September 30,	December 31,
	2004	2004		2004	2004

Total revenue	$80,858	97,576		89,881	77,332
Gross profit (loss)	5,879	18,099		8,276	(906)
Income (loss) from operations	2,318	14,071		3,434	(4,910)
Reorganization items gain (loss), net	(1,557)	102,465		-	-
Income (loss) before taxes	411	115,650		1,780	(7,085)
Net income (loss)	411	113,923		1,399	(5,768)
Income (loss) per share (Basic and Diluted):	$24.33	N/A	(2)	0.10	(0.42)

(1)
The quarter ended March 31, 2004, represent the results of the Predecessor Company. The quarter ended June 30, 2004 includes the Predecessor Company for one month (April 2004) and the Successor Company for two months. The subsequent quarters in 2004 and 2005 represent the results of the Successor Company. As discussed in Note 1, the consolidated financial statements of the Company after emergence from bankruptcy are those of a new reporting entity (the Successor) and are not comparable to the financial statements of the pre-emergence Company (the Predecessor).

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)	Information for the net income per share for the two months ended June 30, 2004 (Successor) and the one month ended April 30, 2004 (Predecessor) follows:

	Two Months Ended June 30, 2004	One Month Ended April 30, 2004
Total revenue	$64,485	33,091
Gross profit (loss)	11,637	6,462
Income from operations	9,071	5,000
Reorganization items gain (loss), net	-	102,465
Income before taxes	8,072	107,578
Net income	6,345	107,578
Basic Earnings Per Share	0.46	6,369.32
Diluted Earning Per Share	0.43	6,369.32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2006.

JAMES RIVER COAL COMPANY

By: /s/ Peter T. Socha
Peter T. Socha
Chairman of the Board,
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 16th day of March, 2006.

Signature	Title
/s/ Peter T. Socha Peter T. Socha	Chairman of the Board, President and Chief Executive Officer (principal executive officer)
/s/ Samuel M. Hopkins, II Samuel M. Hopkins, II	Vice President and Chief Accounting Officer (principal financial officer and principal accounting officer)
/s/ Alan F. Crown Alan F. Crown	Director
/s/ Leonard J. Kujawa Leonard J. Kujawa	Director
/s/ Joseph H. Vipperman Joseph H. Vipperman	Director
James F. Wilson	Director