Form 10-K/A
period 2005-12-31
James River Coal CO
filed 2006-05-01
CIK 1297720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File Number
December 31, 2005	000-51129

JAMES RIVER COAL COMPANY
(Exact name of registrant as specified in its charter)

Virginia	54-1602012
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

901 E. Byrd Street, Suite 1600
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (804) 780-3000

Securities registered pursuant to Section 12(b) of the Act:	None
Name of each exchange on which registered:	N/A
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.01 per share Series A Participating Cumulative Preferred Stock Purchase Rights

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

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s 2005 Annual Report on Form 10-K is solely for the purpose of including the information called for by Part III, Items 10, 11, 12, 13 and 14.  This information was initially omitted from the Registrant’s original 2005 Form 10-K filing (the “Original Report”) as permitted by General Instruction G(3).  Exhibits 31.1, 31.2, 32.1 and 32.2 are being currently dated and filed herewith, but are unchanged from those filed in the Original Report, except that Exhibits 31.1 and 31.2 have been revised to reflect the fact that this Amendment No. 1 neither contains nor amends the Registrant’s financial statements.  No other changes to the Original Report have been made.  This Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update the disclosures therein in any way other than as described above.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers and directors as of April 28, 2006:

Name	Age	Position
Peter T. Socha	47	Chairman, President and Chief Executive Officer
Coy K. Lane, Jr.	45	Senior Vice President and Chief Operating Officer
Samuel M. Hopkins II	49	Vice President and Chief Accounting Officer
Alan F. Crown	58	Director
Leonard J. Kujawa	73	Director
Joseph H. Vipperman	65	Director
James F. Wilson	48	Director

Biographical information relating to the executive officers and directors is set forth below:

Peter T. Socha. Mr. Socha serves as our Chairman, Chief Executive Officer and President. He joined the Company in March 2003. From November 1999 through September 2005, he served as an officer or a director, or both, of National Vision, Inc. (“NVI”). From May 2002 until September 2005, Mr. Socha served as Chairman of the Board of Directors for NVI. Mr. Socha has a B.S. degree in Mineral Engineering and a M.A. degree in Corporate Finance, both from the University of Alabama.

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

Alan F. Crown. Mr. Crown has been a Director since May 2004. He has served since January 2004 as President and Chief Operating Officer of Transload America, LLC, a waste haulage company. Mr. Crown was previously employed by CSX Transportation, a major eastern railroad, from 1966 until he retired in September 2003. From 1999-2003, he served as Vice President—Central Region (1999-2000), Senior Vice President—Transportation (2000-2002), and Executive Vice President (2002-2003). Mr. Crown attended the University of Baltimore.

Leonard J. Kujawa. Mr. Kujawa has been a Director since May 2004. Mr. Kujawa previously served as a partner at Arthur Andersen & Co. from 1965 to 1995. When he retired in 1995, he had worldwide management responsibility for services to audit clients in the utility, energy and telecommunications fields. Over the past eleven years, Mr. Kujawa has participated extensively in the restructuring and privatization of energy companies around the world. Mr. Kujawa was a Senior Advisor to Cambridge Energy Research Associates, leading their program for Chief Financial Officers and Chief Risk Officers. Mr. Kujawa currently serves as a utility industry financial consultant in Asia. He also serves on the Board of Directors of Schweitzer-Mauduit International, Inc. and China Tobacco Mauduit (Jiangmen) Paper Industry Company. Mr. Kujawa has a B.B.A. (with distinction) and a M.B.A. from the University of Michigan. Mr. Kujawa is a Certified Public Accountant, and has been designated by the Board of Directors as an audit committee financial expert.

Joseph H. Vipperman. Mr. Vipperman has been a Director since June 2005. Mr. Vipperman retired in 2002 after more than 40 years with American Electric Power (AEP) and its subsidiary companies. When he retired, Mr. Vipperman was serving as Executive Vice President-Shared Services for American Electric Power Services Corporation. He has also served as Chairman of both the Virginia Center for Energy and Economic Development and the Roanoke Regional Chamber of Commerce, on the Advisory Board of Norfolk Southern Corporation, and as a Director of the Virginia Coal Council, Shenandoah Life Insurance Company and Roanoke Electric Steel. Mr. Vipperman earned a bachelor’s degree in Electrical Engineering from Virginia Polytechnic Institute and a master’s degree in Industrial Management from Massachusetts Institute of Technology.

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

Audit Committee

The Board of Directors has a separately-designated standing audit committee, which is currently composed of Messrs. Crown, Kujawa and Vipperman. The Board has determined that Mr. Kujawa satisfies the “audit committee financial expert” criteria adopted by the SEC under Section 407 of the Sarbanes-Oxley Act of 2002 and serves as the Audit Committee Chairman. The members of the Audit Committee are all independent and meet the financial literacy requirements of the Nasdaq listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the disclosure requirements of Item 405 of Regulation S-K require the directors and executive officers of the Company, and any persons holding more than 10% of any class of equity securities of the Company, to report their ownership of such equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Based solely on a review of the written statements and copies of such reports furnished to the Company by its executive officers and directors, the Company believes that during fiscal 2005 all Section 16(a) filing requirements applicable to its executive officers, directors and shareholders were complied with, with the exception of the following:

Alan F. Crown, Leonard J. Kujawa and James F. Wilson received grants of restricted stock and stock options on May 7, 2005, but inadvertently did not file Form 4s reporting the grants until June 17 (Crown and Kujawa) and June 20 (Wilson), 2005. These Form 4s were not filed on a timely basis.

Joseph H. Vipperman joined the Company’s Board and received grants of restricted stock and stock options on June 6, 2005, but inadvertently did not file a Form 3 until June 23, 2005. This Form 3 was not filed on a timely basis.

Coy K. Lane, Jr. received a grant of restricted stock on July 1, 2005, but inadvertently did not file a Form 4 reporting the grant until October 20, 2005. This Form 4 was not filed on a timely basis.

Carl Marks Strategic Investments, L.P. (“CMSI”), a Delaware limited partnership and private investment partnership, and Carl Marks Strategic Investments, III, L.P. (“CMSIIII”), a Delaware limited partnership and private investment partnership, sold an aggregate of 2,000,000 shares of the Company’s common stock in a registered, underwritten public offering on May 24, 2005. Andrew M. Boas, Robert C. Ruocco and James F. Wilson, a director of the Company, are the three general partners of Carl Marks Management Company, L.P. (“CMMC”), a Delaware limited partnership and registered investment adviser, which is the sole general partner of CMSI and CMSIIII. CMMC and Messrs. Boas, Ruocco and Wilson inadvertently did not file Form 4s reporting the sale until June 22, 2005. These Form 4s were not filed on a timely basis.

Code of Ethics

The Company’s Board has adopted a Code of Ethics applicable to its Chief Executive and Senior Financial Officers. The Code is available at http://ir.jamesrivercoal.com/governance/ethics.cfm.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2005, 2004 and 2003 concerning compensation paid by us and our subsidiaries to our Chief Executive Officer and to each of our other most highly compensated executive officers as of December 31, 2005 who earned in excess of $100,000 in salary and bonus during 2005 (collectively, the “Named Executive Officers”). As of December 31, 2005, we did not have any executive officers other than those listed below.

		Annual Compensation (1)		Long Term Compensation
				Awards			Payouts
				Restricted		Securities		All Other
	Fiscal			Stock		Underlying	LTIP	Compensation
Name and Principal Position	Year	Salary	Bonus	Awards		Options (#)	Payouts

Peter T. Socha (4)	2005	$376,260	$—	$—		—	$—	$—
Chairman of the Board,	2004	409,798	601,000	1,032,750	(2)	150,000	—	—
President and Chief	2003	312,559	—	—		—	—	—
Executive Officer

Coy K. Lane, Jr. (5)	2005	211,267	—	3,671,750	(3)	—	—	—
Senior Vice President and	2004	—	—	—		—	—	—
Chief Operating Officer	2003	—	—	—		—	—	—

Samuel M. Hopkins, II (6)	2005	140,414	—	—		—	—	—
Vice President and	2004	145,799	50,000	315,563	(2)	—	—	—
Chief Accounting Officer	2003	31,334	—	—		—	—	—

(1)	Excludes perquisites and other personal benefits aggregating less than $50,000 or 10% of the Named Executive Officer’s annual salary and bonus.
(2)
Based on our reorganization value of $4.59 per share, as determined in connection with our Plan of Reorganization. Mr. Socha’s shares of restricted stock vest as follows: 206,250 of the shares are time-vested and vest in five equal annual installments, beginning on May 25, 2005, the first anniversary of the date of the grant, and the remaining 18,750 shares are performance-vested and vested upon the achievement of designated corporate performance criteria. Mr. Hopkins’ shares vest in five equal annual installments, beginning on May 25, 2005. As of December 31, 2005, Mr. Socha held 225,000 restricted shares with an aggregate value of $8,595,000, and Mr. Hopkins held 68,750 restricted shares with an aggregate value of $2,626,250.

(3)
Represents the market value of the restricted stock at the date of grant. Mr. Lane’s shares of restricted stock vest as follows: 25% of the shares vest in five equal annual installments, beginning on May 25, 2006, and the remaining 75% of the shares vest in five equal annual installments beginning on November 1, 2006. As of December 31, 2005, Mr. Lane held 100,000 restricted shares with an aggregate value of $3,820,000.

(4)	Mr. Socha joined the Company in March 2003.
(5)	Mr. Lane joined the Company in January 2005.
(6)	Mr. Hopkins joined the Company in September 2003.

Option Grants in Fiscal 2005

No options were granted to Named Executive Officers during fiscal 2005.

Fiscal Year-End Option Values

No Company-granted options were exercised by any Named Executive Officers during fiscal 2005. The following table sets forth the year-end value of unexercised options held by the Named Executive Officers at December 31, 2005.

	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Peter T. Socha	30,000	120,000	$822,000	$3,288,000
Coy K. Lane, Jr.	-	-	-	-
Samuel M. Hopkins, II	-	-	-	-
_________________

(1)	Represents aggregate market value of shares under option as of December 31, 2005, using the closing price of $38.20 at such date, less the exercise price of the options.

Retirement Benefits

Our pension plan is a “defined benefit” plan. The pension plan provides a monthly annuity to all regular, full-time employees when they retire. An employee must have at least five years of service to be vested in the pension plan. The normal retirement age under the plan is 65, but a full benefit is available to a retiree at age 62. A retiree can begin receiving a benefit as early as age 55 (provided they have at least ten years of service at the time); however, a 3% reduction factor applies for each year a retiree receives a benefit prior to age 62. Pension benefits are based on an employee’s final average monthly earnings, years of employment and retirement age. “Final average monthly earnings” for this purpose means basic monthly earnings, excluding overtime, bonuses and commissions, based on the employee’s average salary for the three highest consecutive years of service during the employee’s last ten years of employment. This amount is capped by the $210,000 annual limit imposed by the Internal Revenue Service for the 2005 calendar year. The Internal Revenue Code limits the amount of annual benefits which may be payable from the pension trust.

The following table illustrates the straight life annuity amounts payable under the pension plan to our employees retiring at age 65 in 2005. Amounts shown are not subject to reduction for Social Security benefits.

Pension Plan Table

Final Average Salary	Years of Service
	15	20	25	30	35

$ 125,000	$ 19,087	$ 25,450	$ 31,812	$ 38,175	$ 44,537
$ 150,000	$ 23,775	$ 31,700	$ 39,625	$ 47,550	$ 55,475
$ 175,000	$ 28,462	$ 37,950	$ 47,437	$ 56,925	$ 66,412
$ 200,000	$ 33,150	$ 44,200	$ 55,250	$ 66,300	$ 77,350
$ 210,000*	$ 35,025	$ 46,700	$ 58,375	$ 70,050	$ 81,725
_____________________
* There is a $210,000 cap on compensation under our pension plan; accordingly, each remuneration level greater than $210,000 provides the same level of benefits.

The years of service credited for retirement benefits for the Named Executive Officers as of October 1, 2005, the last valuation date under the plan, are as follows:

Peter T. Socha	2.00
Coy K. Lane, Jr.	1.00
Samuel M. Hopkins, II	2.00

Employment Contracts, Termination of Employment, Severance and Change-in-Control Arrangements

Employment Agreement with Mr. Socha. The Company and Mr. Socha entered into an employment agreement effective May 6, 2004. The agreement provides that Mr. Socha will serve as President and Chief Executive Officer of the Company for an initial three-year term of employment. The term may be extended by mutual agreement of the parties in one-year increments, beginning on the first anniversary of the agreement. The term of the agreement was extended for an additional year in June 2005. The employment agreement provides for a base salary of $375,000 per year, subject to annual review, and that Mr. Socha will participate in our annual cash bonus program. Pursuant to the 2004 Equity Incentive Plan, on May 25, 2004, Mr. Socha was granted 300,000 restricted shares of common stock, 206,250 shares of which will vest in five equal annual installments, beginning on the first anniversary of the date of the grant, and the remaining 93,750 shares of which will vest upon the achievement of designated corporate performance criteria. The performance criteria include achieving EBITDA results for 2004 and 2005, as contained in our disclosure statement accompanying the Plan of Reorganization, of approximately $126.3 million for the two year period (80% of vesting) and the successful development of the new mine at McCoy Elkhorn (20% of vesting). Based on the annual audit for the year ended December 31, 2005, the Company did not achieve the established performance criteria for 2004 and 2005 EBITDA, and therefore 75,000 shares did not vest. The remaining 18,750 shares vested based upon the successful development of the new mine at McCoy Elkhorn. Mr. Socha also was granted options to acquire 150,000 shares of common stock for $10.80 per share. The options will vest in five equal annual installments, beginning on the first anniversary of the date of grant. Upon termination without good reason or a change in control (as those terms are defined in the agreement) all of the restricted shares and options will immediately vest and the options will become exercisable. Following the recommendation of the secured creditors from the Chapter 11 reorganization process, the Board of Directors awarded Mr. Socha a one-time restructuring bonus of $800,000. Mr. Socha requested, and the Board of Directors approved, a reduction in the bonus to $601,000. We distributed the remaining bonus of $199,000 to other individuals in the organization not otherwise eligible for bankruptcy-related bonus payments, primarily operating level managers at the individual mine and preparation plant levels.

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

The Indemnification Agreements provide limitations on the Indemnified Parties' rights to indemnification in certain circumstances. To the extent that indemnification provisions contained in the Indemnification Agreements purport to include indemnification for liabilities arising under the Securities Act of 1933, we have been informed that in the opinion of the Securities and Exchange Commission, such indemnification is contrary to public policy and therefore unenforceable.

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

Directors also are eligible to receive and have received equity awards under our 2004 Equity Incentive Plan. On May 7, 2005, we granted 1,000 restricted shares of our common stock and options to acquire 10,000 shares of our common stock for $33.57 per share to each of our non-employee directors. When he joined the board on June 6, 2005, we granted 1,000 restricted shares of our common stock and options to acquire 10,000 shares of our common stock for $33.75 per share to Joseph H. Vipperman. The restricted shares and options all vest in three equal annual installments, beginning on May 25, 2006. Upon a change of control of the Company, all of the restricted shares and options will immediately vest and the options will become exercisable.

Compensation Committee Interlocks and Insider Participation

Our compensation committee currently consists of Alan F. Crown, Joseph H. Vipperman (committee chair) and James F. Wilson. Until his resignation from the Board of Directors on May 31, 2005, Paul H. Vining served as chair of the compensation committee. None of these committee members is employed by us. None of our executive officers serves as a member of the compensation committee of any entity that has one or more executive officers who serve on our compensation committee. No interlocking relationship exists between our compensation committee and the compensation committee of any other company, nor has any interlocking relationship existed in the past.

Compensation Committee Report on Executive Compensation

General.  We were under bankruptcy protection from March 2003 until May 2004. Accordingly, compensation arrangements with our executive officers during that period were negotiated with the senior secured steering committee and then approved by the bankruptcy court. In addition, the terms of the employment agreement with our Chief Executive Officer were negotiated with members of the senior secured steering committee as part of our emergence from bankruptcy protection. The initial members of the Compensation Committee were elected upon emergence from bankruptcy in May 2004. Upon the resignation from the Board of Directors of Paul H. Vining on May 31, 2005, Joseph H. Vipperman was elected to serve on the Board of Directors and as chair of the Compensation Committee. Since our emergence from bankruptcy, decisions on compensation of the Company's executive officers generally have been made by the Compensation Committee, based upon the recommendation of the Chief Executive Officer.

The objectives of the Company's compensation program are to enhance the profitability and growth of the Company, and thus shareholder value, by aligning executive compensation with the Company's business goals and performance and by attracting, retaining and rewarding executive officers who contribute to the long-term success of the Company. In determining the compensation to be paid to the executive officers of the Company, the Committee members rely upon their own knowledge of compensation paid to executives of companies of comparable size and complexity. They also consider the performance of the Company and the merits of the individual under consideration.

Salary.  Since emergence from bankruptcy, the Chief Executive Officer has made recommendations to the Committee regarding the base salary, if any, for the Company's executive officers, including himself, based upon the profitability of the Company and the level of responsibility, time with the Company, contribution and performance of the executive officer. The beginning point for determining such salaries generally will be the salary the executive officer received in the prior fiscal year. Our Chief Executive Officer received a base salary of $376,260 for the year ended December 31, 2005, as established by his employment agreement with the Company, as discussed under “Employment Contracts, Termination of Employment, Severance and Change-in-Control Arrangements.”

Bonus.  Annual incentives provide opportunities for our executives to earn compensation based on the achievement of important financial or operating performance goals. The performance factors selected for any particular officer vary depending on the officer’s specific responsibilities within the company.

For 2005, none of the named executive officers received a bonus.

Equity Incentives.  Since our emergence from bankruptcy protection in May 2004, the Company has used grants of stock options and restricted stock to its key employees and executive officers to more closely align the interests of such employees and officers with the interests of its shareholders. Options and awards equivalent to 342,470 shares of Common Stock were awarded to officers and employees during the year ended December 31, 2005. No options were granted to the Named Executive Officers in 2005. The amount and nature of prior awards are generally considered in determining new option awards for executive officers, although other factors, such as the need to retain experienced managers, are also considered.

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

The foregoing report has been furnished by:

JAMES RIVER COAL COMPANY COMPENSATION COMMITTEE

Compensation Committee Members:

Alan F. Crown        Joseph H. Vipperman, Chairman       James F. Wilson

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth aggregate information as of December 31, 2005 about all Company compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance. The weighted-average exercise price does not include restricted stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation Plans Approved by Shareholders	86,000	$24.13	399,608

Equity Compensation Plans Not Approved by Shareholders	150,000	$10.80	N/A

All securities authorized for issuance under equity compensation plans not approved by shareholders were authorized for issuance pursuant to the Employment Agreement with Mr. Socha, which was entered into before the Company was listed on the Nasdaq National Market. See “Item 11 - Executive Compensation - Employment Contracts, Termination of Employment, Severance and Change-in-Control Arrangements - Employment Agreement with Mr. Socha.”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of February 14, 2006 or such other date as is indicated below, regarding shares of our common stock held by (1) persons known to us to be the beneficial owners of more than five percent of our common stock, (2) our executive officers and directors and (3) our executive officers and directors as a group. This table was prepared solely based on information supplied to us, any Schedules 13D or 13G and Forms 3 and 4, and other public documents filed with the Securities and Exchange Commission. The below information does not reflect shares that may be issued in connection with the Triad acquisition.

Name	Number (1)	% (2)
Pirate Capital Group (3)	2,435,000	14.62%
Glencore Finance AG (4)	2,433,948	14.61%
Artisan Group (5)	1,020,900	6.13%
Westfield Capital Management Co., LLC (6)	950,450	5.71%
Peter T. Socha (7)	161,250	*
Alan F. Crown (8)	10,998	*
Leonard J. Kujawa (9)	10,998	*
Joseph H. Vipperman (10)	3,666	*
James F. Wilson (11)	762,650	4.58%
Samuel M. Hopkins II (12)	27,500	*
Coy K. Lane, Jr. (13)	5,000	*
Executive Officers and Directors as a Group (7 persons)	982,062	5.90%
_______________
*	Less than 1%
(1)
This column lists all shares of common stock beneficially owned, including all restricted shares of common stock that vest, and all shares of common stock that can be acquired through option exercises, within 60 days of the date of this report.

(2)
In calculating the percentage owned, we assumed that any options for the purchase of common stock that are exercisable by that shareholder within 60 days of the date of this report are exercised by that shareholder (and the underlying shares of common stock issued). The total number of shares outstanding used in calculating the percentage owned assumes a base of 16,658,380 shares of common stock outstanding as of February 15, 2006 and no exercise of options held by other shareholders.

(3)
As of March 23, 2006, based on information in the Schedule 13D/A filed on March 24, 2006. Includes 400,000 shares subject to presently exercisable stock options. The Pirate Capital Group includes Pirate Capital, LLC, a Delaware limited liability company, and Thomas R. Hudson Jr., the principal of Pirate Capital, LLC. The business address of the Pirate Capital Group is 200 Connecticut Avenue, 4th Floor, Norwalk, Connecticut 06854.

(4)	As of May 31, 2005, based on information in the Schedule 13D/A filed on June 2, 2005. The business address of Glencore Finance AG is Baarermattstrasse 3, CH-6341 Baar, Switzerland.
(5)
As of December 31, 2005, based on information in the Schedule 13G filed on January 27, 2006. The Artisan Group includes Artisan Partners Limited Partnership (“Artisan Partners”), Artisan Investment Corporation, the general partner of Artisan Partners (“Artisan Corp.”), Andrew A. Ziegler and Carlene Murphy Ziegler. Artisan Partners is an investment adviser registered under section 203 of the Investment Advisers Act of 1940; Artisan Corp. is the General Partner of Artisan Partners; Mr. Ziegler and Ms. Ziegler are the principal stockholders of Artisan Corp. The business address of the Artisan Group is 875 East Wisconsin Avenue, Suite 800, Milwaukee, WI 53202.

(6)
As of December 31, 2005, based on information in the Schedule 13G filed on February 13, 2006. The business address of Westfield Capital Management Co., LLC is One Financial Center, 24th Floor, Boston, MA 02111-2690.

(7)
Includes 41,250 shares of restricted stock that will vest within 60 days of the date of this report and 60,000 shares subject to presently exercisable stock options and options that will vest within 60 days of the date of this report. Mr. Socha’s business address is c/o James River Coal Company, 901 E. Byrd Street, Suite 1600, Richmond, Virginia 23219.

(8)
Includes 666 shares of restricted stock that will vest within 60 days of the date of this report and 9,999 shares subject to presently exercisable stock options and options that will vest within 60 days of the date of this report. Mr. Crown’s business address is c/o TransLoad America LLC, 155 St. John’s Place, Suite 204, St. Augustine, Florida 32095.

(9)
Includes 666 shares of restricted stock that will vest within 60 days of the date of this report and 9,999 shares subject to presently exercisable stock options and options that will vest within 60 days of the date of this report. Mr. Kujawa’s business address is c/o James River Coal Company, 901 E. Byrd Street, Suite 1600, Richmond, Virginia 23219.

(10)
Includes 333 shares of restricted stock that will vest within 60 days of the date of this report and 3,333 shares subject to presently exercisable stock options and options that will vest within 60 days of the date of this report. Mr. Vipperman’s business address is c/o James River Coal Company, 901 E. Byrd Street, Suite 1600, Richmond, Virginia 23219.

(11)
Includes 666 shares of restricted stock that will vest within 60 days of the date of this report and 9,999 shares subject to presently exercisable stock options and options that will vest within 60 days of the date of this report. Mr. Wilson’s business address is 900 Third Avenue, 33rd Floor, New York, New York 10022. Mr. Wilson is one of three individual general partners of Carl Marks Management Company, L.P., a Delaware limited partnership and registered investment advisor, which is the sole general partner of (i) Carl Marks Strategic Investments, L.P., a Delaware limited partnership and private investment partnership, and (ii) Carl Marks Strategic Investments III, L.P., a Delaware limited partnership and private investment partnership. The 751,652 shares of common stock which are owned by Carl Marks Strategic Investments, L.P. and Carl Marks Strategic Investments III, L.P. may be deemed to be beneficially owned indirectly, on a shared basis, by Mr. Wilson and the other individual general partners of Carl Marks Management Company, L.P., who share the power to direct the vote or dispose of such securities.

(12)
Includes 13,750 shares of restricted stock that will vest within 60 days of the date of this report. Mr. Hopkins’ business address is c/o James River Coal Company, 901 E. Byrd Street, Suite 1600, Richmond, Virginia 23219.

(13)
Includes 5,000 shares of restricted stock that will vest within 60 days of the date of this report. Mr. Lane’s business address is c/o James River Coal Company, 120 Prosperous Place, Suite 110, Lexington, Kentucky 40509.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 6, 2004, we entered into a registration rights agreement with, among other shareholders, Carl Marks Strategic Investments, L.P. and Carl Marks Strategic Investments III, L.P. James F. Wilson, one of our directors, is one of three individual general partners of Carl Marks Management Company, L.P., a Delaware limited partnership and registered investment advisor, which is the sole general partner of Carl Marks Strategic Investments, L.P. and Carl Marks Strategic Investments III, L.P. Pursuant to the registration rights agreement, each shareholder party, or their assignees, has certain demand and piggyback registration rights that entitle them to have their shares registered under the Securities Act under certain circumstances. We have agreed to pay all registration expenses, other than underwriting discounts and commissions and other selling expenses, in connection with any such registration.

We entered into an agreement on March 23, 2006 with Pirate Capital, LLC providing, among other things, that if Pirate Capital submits notice on or before April 30, 2006 regarding business to be conducted or candidates to be nominated, or both, at our 2006 annual meeting of shareholders, then such notice will be deemed to have been timely delivered, and, if such notice is timely delivered, then we would not hold the 2006 annual meeting until at least 75 days following receipt of such notice. On April 27, 2006, we amended such agreement with Pirate Capital to provide that notices submitted before July 17, 2006 would be deemed timely delivered and that we would not hold the annual meeting until 75 days following receipt of any such notice.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to the Audit Committee Charter, the Audit Committee appoints the firm that will serve as the Company’s independent accountants each year. Such appointment is not subject to ratification or other vote by the shareholders. KPMG LLP was the independent registered public accounting firm for the Company for 2005, and has been retained as the Company’s independent registered public accounting firm for 2006.

Fees

The following table summarizes the aggregate fees billed to the Company by KPMG LLP:

($ in thousands)	2005	2004

Audit Fees (1)	$701	$639
Audit-Related Fees (2)	24	22
Tax Fees	141	144
All Other Fees	-	-
Total	$866	$805

_________________

(1)
Fees for audit services billed in 2005 consisted of the audit of the Company’s consolidated financial statements in accordance with auditing standards generally accepted in the United States of America ($393), quarterly reviews of unaudited consolidated financial statements ($75), and services in connection with the Company’s registration statements ($233). Fees for audit services billed in 2004 consisted of the audit of the Company’s consolidated financial statements in accordance with auditing standards generally accepted in the United States of America ($193), quarterly reviews of unaudited consolidated financial statements ($97), and services in connection with the Company’s SEC S-1 registration statement ($349).

(2)	Other fees billed in 2005 and 2004 consisted of services related to our benefit plans.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 2006.

JAMES RIVER COAL COMPANY

By: /s/ Peter T. Socha
Peter T. Socha
Chairman of the Board,
President and Chief Executive Officer
(principal executive officer)

Know all men by these presents, that each person whose signature appears below constitutes and appoints Peter T. Socha and Samuel M. Hopkins, II, or either of them, as attorneys-in-fact, with power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 16 day of March, 2006.

Signature	Title
/s/ Peter T. Socha Peter T. Socha	Chairman of the Board, President and Chief Executive Officer (principal executive officer)
/s/ Samuel M. Hopkins, II Samuel M. Hopkins, II	Vice President and Chief Accounting Officer (principal financial officer and principal accounting officer)
/s/ Alan F. Crown Alan F. Crown	Director
/s/ Leonard J. Kujawa Leonard J. Kujawa	Director
/s/ Joseph H. Vipperman Joseph H. Vipperman	Director
/s/ James F. Wilson James F. Wilson	Director