Form 10-Q
period 2006-03-31
James River Coal CO
filed 2006-05-10
CIK 1297720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number _000-51129

JAMES RIVER COAL COMPANY
Exact name of registrant as specified in its charter)

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
Yes    ☒             No    ☐

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of May 1, 2006 was 16,654,681.

FORM 10-Q INDEX

		Page
PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005	5

	Condensed Consolidated Statements of Changes in Shareholders’Equity (Deficit) and Comprehensive Income (Loss) for the three months ended March 31, 2006 and the year ended December 31, 2005	6

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	30

Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION	31

Item 1.	Legal Proceeding	31

Item 1A.	Risk Factors.	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Under Senior Securities	43

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

	SIGNATURES	44

Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

PART I	FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2006	December 31, 2005
Assets	(Unaudited)

Current assets:
Cash	$3,104	8,936
Receivables:
Trade	52,930	35,326
Other	1,026	1,099
Total receivables	53,956	36,425
Inventories:
Coal	10,491	7,481
Materials and supplies	6,942	6,536
Total inventories	17,433	14,017
Prepaid royalties	4,422	4,213
Other current assets	2,576	4,126
Total current assets	81,491	67,717
Property, plant, and equipment, at cost:
Land	6,273	6,142
Mineral rights	194,847	194,824
Buildings, machinery and equipment	227,805	207,558
Mine development costs	17,696	16,380
Construction-in-progress	4,243	7,438
Total property, plant, and equipment	450,864	432,342
Less accumulated depreciation, depletion, and amortization	89,601	72,342
Property, plant and equipment, net	361,263	360,000
Goodwill	28,048	28,048
Other assets	17,703	16,904
Total assets	$488,505	472,669

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2006	December 31, 2005
Liabilities and Shareholders' Equity	(Unaudited)

Current liabilities:
Current maturities of long-term debt (note 2)	$-	-
Current installments of obligations under capital leases	392	395
Accounts payable	40,747	32,855
Accrued salaries, wages, and employee benefits	4,976	4,289
Workers' compensation benefits	10,050	10,050
Black lung benefits	2,930	2,930
Accrued taxes	5,366	4,215
Accrued interest	5,384	1,851
Other current liabilities	6,004	5,009
Total current liabilities	75,849	61,594
Long-term debt, less current maturities (note 2)	150,000	150,000
Other liabilities:
Noncurrent portion of workers' compensation benefits	42,515	42,231
Noncurrent portion of black lung benefits	24,790	24,352
Pension obligations	13,019	13,598
Asset retirement obligations	25,523	24,930
Obligations under capital leases, excluding current installments	165	230
Deferred income taxes	42,919	44,240
Other	218	227
Total liabilities	374,998	361,402
Commitments and contingencies (note 4)
Shareholders' equity
Preferred Stock, $1.00 par value. Authorized 10,000,000 shares	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 16,654,681 and 16,652,681, respectively	167	167
Paid-in-capital	123,536	135,923
Deferred stock-based compensation	-	(13,226)
Accumulated deficit	(9,786)	(11,187)
Accumulated other comprehensive loss	(410)	(410)
Total shareholders' equity	113,507	111,267
Total liabilities and shareholders' equity	$488,505	472,669

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

Revenues	$146,676	97,875
Cost of sales:
Cost of coal sold	119,246	80,942
Depreciation, depletion and amortization	17,420	9,478
Total cost of sales	136,666	90,420
Gross profit	10,010	7,455
Selling, general and administrative expenses	6,244	5,035
Total operating income	3,766	2,420
Interest expense (note 2)	3,889	2,186
Interest income	(5)	(21)
Miscellaneous income, net	(220)	(123)
Total other expense, net	3,664	2,042
Income before income taxes	102	378
Income tax (benefit) expense	(1,299)	69
Net income	$1,401	309
Earnings per common share (note 5)
Basic earnings per common share	$0.09	0.02
Shares used to calculate basic earnings per share	15,768	13,800
Diluted earnings per common share	$0.08	0.02
Shares used to calculate diluted earnings per share	16,745	14,752

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’
Equity (Deficit) and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Common stock shares	Common stock par value	Paid-in-capital	Deferred stock based compensation	Accumulated deficit	Accumulated other comprehensive income (loss)	Total

Balances, December 31, 2004	14,716	$147	71,784	(7,540)	1,151	43	65,585
Net loss	-	-	-	-	(12,338)	-	(12,338)
Minimum pension liability adjustment, net						(410)	(410)
Reclassification adjustment on sale of marketable securities	-	-	-	-	-	(43)	(43)
Comprehensive loss							(12,791)
Issuance of restricted stock awards, net of forfeitures	132	2	8,073	(8,075)	-	-	-
Issuance on common stock net of offering costs of $3,696	1,500	15	45,039	-	-	-	45,054
Common stock issued in acquisition (Note 8)	338	3	10,997	-	-	-	11,000
Repurchase of shares for tax withholding	(36)	-	(1,158)				(1,158)
Tax benefit on vested shares of restricted stock	-	-	1,058	-	-	-	1,058
Stock based compensation	-	-	-	2,389	-	-	2,389
Exercise of stock options	3	-	93	-	-	-	93
Capital contribution, net of tax	-	-	37	-	-	-	37
Balances, December 31, 2005	16,653	167	135,923	(13,226)	(11,187)	(410)	111,267
Adoption of SFAS 123R (Note 1)	-	-	(13,226)	13,226	-	-	-
Net income and comprehensive income	-	-	-	-	1,401		1,401
Issuance of restricted stock awards, net of forfeitures	2	-	-	-	-	-	-
Stock based compensation	-	-	839	-	-	-	839
Balances, March 31, 2006	16,655	$167	123,536	-	(9,786)	(410)	113,507

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income	$1,401	309
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	17,420	9,478
Accretion of asset retirement obligations	486	325
Amortization of deferred financing costs	319	103
Amortization of deferred stock-based compensation	839	448
Deferred income tax benefit	(1,321)	(46)
(Gain) loss on sale or disposal of property, plant, and equipment	(214)	6
Changes in operating assets and liabilities:
Receivables	(17,531)	(9,191)
Inventories	(3,416)	(3,557)
Prepaid royalties and other current assets	1,341	627
Other assets	(1,118)	1,783
Accounts payable	7,892	9,927
Accrued salaries, wages, and employee benefits	687	1,142
Accrued taxes	1,151	796
Other current liabilities	4,528	1,021
Workers' compensation benefits	284	158
Black lung benefits	438	80
Pension obligations	(579)	(538)
Asset retirement obligation	(103)	(135)
Other liabilities	(9)	(47)
Net cash provided by operating activities	12,495	12,689
Cash flows from investing activities:
Additions to property, plant, and equipment	(18,626)	(14,690)
Proceeds from sale of property, plant, and equipment	367	-
Increase in restricted cash	-	(21)
Net cash used in investing activities	(18,259)	(14,711)
Cash flows from financing activities:
Principal payments under capital lease obligations	(68)	(133)
Net cash used in financing activities	(68)	(133)
Decrease in cash	(5,832)	(2,155)
Cash at beginning of period	8,936	3,879
Cash at end of period	$3,104	1,724

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

The interim condensed consolidated financial statements include the accounts of James River Coal Company and its wholly owned subsidiaries. The interim condensed consolidated financial statements of James River Coal Company and subsidiaries (Company) presented in this report are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2005. The balances presented as of or for the year ended December 31, 2005 are derived from the Company’s audited consolidated financial statements.

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

Reclamation Costs

Asset retirement obligations are recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows, in the period in which it is incurred. The estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed is reviewed periodically by the Company’s management and engineers. In estimating future cash flows, the Company considers the estimated current cost of reclamation and applies inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on behalf of the Company. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Accretion expense is included in cost of produced coal. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is incurred. At March 31, 2006 and December 31, 2005, the Company had accrued $27.4 million and $26.8 million respectively, related to estimated mine reclamation costs.

Workers’ Compensation

The Company is liable for workers’ compensation benefits for traumatic injuries under state workers’ compensation laws in which it has operations. For claims incurred prior to 2002, the Company is self-insured, except for those claims incurred between 1979 and 1982, which are covered by a third party insurance company. From 2002 to June 2005, a portion of its workers’ compensation benefits are payable under a high-deductible, fully-insured workers’ compensation insurance policy. In June of 2005, the Company became self insured for workers’ compensation for its Central Appalachia operations. Specific excess insurance with independent insurance carriers is in force to cover traumatic claims in excess of the self-insured limits.

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

Black Lung Benefits

The Company is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, and various states’ statutes for the payment of medical and disability benefits to employees and their dependents resulting from occurrences of coal worker’s pneumoconiosis disease (black lung). The Company provides for federal and state black lung claims through a self-insurance program for its Central Appalachia operations. The Company uses the service cost method to account for its self-insured black lung obligation. The liability measured under the service cost method represents the discounted future estimated cost for former employees either receiving or projected to receive benefits, and the portion of the projected liability relative to prior service for active employees projected to receive benefits. The Company has insured its black lung obligation for its Midwest operations.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The income tax benefit for the three months ended March 31, 2006 includes a deferred income tax benefit of $1.3 million or $0.08 per fully diluted share due to a reduction in future state tax rates as enacted in 2005. Management evaluated the quantitive impact of this adjustment, individually and in the aggregate, on previously reported periods, on the current fiscal period and on earnings taken as a whole. Based upon this evaluation, management concluded that the adjustment is not material to the Company's financial statements taken as a whole. Adjusted for the benefit for the reduction in state tax rates, our effective tax rate for the three months ended March 31, 2006 is 13.1%.

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

Equity-Based Compensation Plan

The Company adopted Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123R), on January 1, 2006, using the modified prospective method. Prior to 2006, the Company accounted for stock based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” as permitted under SFAS 123, “Accounting for Stock-Based Compensation.” Accordingly, compensation costs for stock options granted to employees were not recognized in the statement of operations as the exercise price of options granted was equal to or greater than the market value of the stock at the date of grant. The company provided pro forma net income and earnings per share amounts as if stock option expense had been recognized based on fair value in the footnotes, as required.

The Company has elected the modified prospective transition method as permitted by SFAS 123R. Prior periods have not been restated to reflect the impact of stock option expense. Stock option expense will be recorded for all newly granted or modified options, as well as, unvested stock options that are expected to vest over the service period beginning on January 1, 2006. Stock option expense is generally recognized on a straight-line basis over the stated vesting period. The Company expensed $50,000 related to stock option in the three months ended March 31, 2006. The adoption of SFAS 123R did not impact the accounting for the Company’s remaining unvested stock-based compensation.

Prior to the adoption of SFAS 123R the Company recorded in equity the deferred stock based compensation associated with outstanding unvested restricted stock. Upon adoption of SFAS 123R on January 1, 2006, the deferred stock based compensation was reclassified to paid in capital.

Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal 2006 presentations.

(2)	Long Term Debt and Interest Expense

Long-term debt is as follows (amounts in 000’s):

	March 31, 2006	December 31, 2005
Senior Notes	$150,000	$150,000
Senior Secured Credit Facility - Revolver	-	-
Total long-term debt	150,000	150,000
Less amounts classified as current	-	-
Total long-term debt, less current maturities	$150,000	$150,000

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

Proceeds from the Revolver are available for working capital needs and other general corporate purposes.  The Revolver bears an interest rate per annum equal to a rate based on the Company’s leverage ratio (the Applicable Rate) plus the Company’s option of either (i) the greater of (a) the prime rate or (b) the federal funds open rate plus 0.5% or (ii) a Euro Rate as defined in the credit agreement. The Applicable Rate ranges from 1.00% to 1.75% for borrowing based on the prime rate or federal funds open rate and 2.00% to 2.75% for borrowing based on the Euro Rate.  Pursuant to the First Amendment, the Applicable Rate was increased to 2.0% for borrowings based on the prime rate or federal funds open rate and 3.0% for borrowing based on the Euro rate for the period from February 22, 2006 to September 30, 2006. The Revolver also requires a 0.5% commitment fee on the unused balance of the Revolver. As of April 1, 2006, the Company has only $2.9 million of availability under the Revolver until at least the end of the second quarter 2006 due to a requirement in the Revolver to maintain a minimum leverage ratio.

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

The Senior Secured Credit Facility and the Senior Notes contain financial covenants including a fixed charge coverage ratio, leverage ratio, senior secured leverage ratio and maximum annual limits on capital expenditures.  The Company’s debt covenants also prohibit payment of cash dividends.  The Company was in compliance with all of the financial covenants as of March 31, 2006.

Interest Expense and Other

During the three months ended March 31, 2006 and 2005, the Company paid $4,000 and $2.1 million in interest, respectively.

(3)	Equity

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

Shares awarded or subject to purchase under the Plan that are not delivered or purchased, or revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance under the Plan. At March 31, 2006, there were 547,608 shares available under the Plan for future awards.

Restricted Stock Awards

Pursuant to the Plan certain employees and directors have been awarded restricted common stock with such shares vesting over three or five years, respectively, or earlier under certain conditions. The related expense is amortized over the vesting period. Restricted shares subject to continuing vesting requirements are included in diluted shares outstanding.

Performance Stock Awards

Performance stock awards have been made to certain employees pursuant to the Plan. The number of shares of common stock to be received under these awards by such employees at the end of the performance period will depend on the attainment of performance objectives based on achieving certain financial results and the successful development of a new mine. The expected cost of these shares is reflected in income over the performance period. No unearned performance shares remained outstanding as of March 31, 2006.

Stock Options Awards

Pursuant to the Plan certain employees and directors have been awarded options to purchase common stock with such shares vesting over three or five years. The Company issues stock options have been issued at exercises prices equal to or greater than the fair value of the Company’s stock at the date of grant.

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB 25. Under APB 25, the Company generally recognized compensation expense only for restricted stock. The Company recognized the compensation expense associated with the restricted stock ratably over the associated service period.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore has not restated the results of prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation expense for all share-based payment awards granted after January 1, 2006 based on estimated grant-date fair values. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. The Company estimated future forfeiture rates based on its historical experience during the preceding fiscal years.

The following table highlights the expense related to share-based payment for the periods ended March 31 (in 000’s):

	2006	2005
Restricted stock	$789	312
Performance stock	-	136
Stock options	50	-
Stock based compensation	$839	448

Stock based compensation, net of taxes	$545	159

The fair value of stock options was estimated using the Black-Scholes option pricing model. The Company used a risk free rate of 5%, expected volatility was zero, and no dividends were anticipated for the options issued in 2004 and a risk free rate of 4.6% was assumed, expected volatility was 40%, and no dividends were anticipated for stock options issued in 2005. The fair value of the restricted stock outstanding and issued is equal to the value of shares at the grant date. At this time, the Company does not expect any of its unvested options or restricted shares to be forfeited before vesting. The Company uses historical experience to estimate volatility.

The following table is a reconciliation of the Company’s net income and earnings per share to pro forma net income and pro forma earnings per share for the three months ended March 31, 2005 as if the Company had adopted the provisions of SFAS 123 to options granted under the Company’s stock option plans (in 000’s, except per share data):

2005
Net loss, as reported	$309
Add: Net stock-based employee compensation reported	358
Deduct: Net stock-based employee compensation under FAS123R	(289)
Pro forma net loss	$378

Income per share:
Basic and diluted- as reported	$0.02
Basic and diluted- pro forma	$0.03

The following is a summary of performance stock, restricted stock and stock option awards for the three months ended March 31, 2006:

	Performance Stock		Restricted Stock		Stock Options
		Estimated		Estimated		Weighted
	Number of	Fair Value	Number of	Fair Value	Number of	Average
	Shares	at Issue	Shares	at Issue	Shares	Exercise Price
December 31, 2005	18,750	$4.59	866,351	$17.22	236,000	$15.66
Granted	-	-	8,000	38.24	-	-
Exercised/Vested	(18,750)	4.59	-	-	-	-
Canceled	-	-	(6,000)	34.84	-	-
March 31, 2006	-	-	868,351	17.29	236,000	15.66

The following table summarizes additional information about the stock options outstanding at March 31, 2006.

	Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in 000's)

Oustanding at March 31, 2006	$10.80-$33.75	236,000	$15.66	8.3	$ 3,475

Exercisable at March 31, 2006	$10.80-$17.50	56,000	$13.46	8.1	$ 695

Vested and Expected to vest at March 31, 2006		236,000	$15.66	8.3	$ 3,475

(1) The difference between a stock award's exercise price and the underlying stock's market price at March 31, 2006.

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of March 31, 2006

		Remaining Period
	Unearned	Of Expense
	Compensation	Recognition
	(in 000's)	(in years)
Stock Options	$453	2.2
Restricted Stock	12,536	3.5
Total	$12,989

(4)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $57.0 million as of March 31, 2006 to guarantee performance under certain contractual arrangements. The letters of credit were issued under the Company’s Letter of Credit Facility (see note 2).

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(5)	Earnings Per Share

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (shares in 000’s):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2006	2005
Weighted average number of common shares
outstanding:
Basic	15,768	13,800
Effect of dilutive instruments	977	952
Diluted	16,745	14,752

(6)	Pension Expense

 The components of net periodic benefit cost are as follows (amounts in 000’s):

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Service cost	$624	527
Interest cost	805	793
Expected return on plan assets	(848)	(761)
Net periodic benefit cost	$581	559

(7)	Pneumoconiosis (Black Lung) Benefits

The expense for black lung benefits consists of the following (amounts in 000’s):

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Service cost	$131	74
Interest cost	348	340
Amortization of actuarial loss	73	54
Total expense	$552	468

(8)	Acquisition of Triad Mining, Inc.

On May 31, 2005, the Company purchased all of the outstanding stock of Triad Mining, Inc. (Triad).   Triad directly and through its wholly-owned subsidiary, Triad Underground Mining, LLC, owns and operates six surface mines and one underground mine in southern Indiana.  The purchase price, including related costs and fees, of approximately $70.4 million (net of cash received) was funded through the issuance of 338,295 shares of the Company’s common stock valued at $11.0 million and cash from the Company’s equity and debt offerings in May 2005.  The values of the shares issued were based on the market price of the Company’s stock over a reasonable period before and after the date at which the number of shares to be issued became fixed. In 2004, Triad produced approximately 3.4 million tons (unaudited) of coal.  The acquisition was accounted for as a purchase.

The Company also entered into an agreement with two of Triad’s principals to issue common stock valued at up to $5.0 million, if prior to May 31, 2007 the Company obtains the right to own, lease or mine certain proven and probable reserves. As of March 31, 2006, no amounts have been paid under this agreement.

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

Had the acquisition of Triad occurred at the beginning of 2005, revenues, net income and net income per diluted share would have been $121.8 million, $1.6 million and $0.10, respectively, for the three months ended March 31, 2005. As the cash portion of the Triad purchase price was paid from a portion of the proceeds from the Senior Notes and the concurrent stock offering, the portion of these transactions that were necessary to complete the Triad acquisition are also assumed to have occurred at the beginning of the pro forma period.

(9)	Segment Information

The Company mines, processes and sells bituminous, steam-and industrial-grade coal to electric utilities and industrial customers. The Company has two segments based on the coal basins in which the Company operates. These basins are located in Central Appalachian (CAPP) and in the Midwest (Midwest). The Company’s CAPP operations are located in eastern Kentucky and the Company’s Midwest operations are located in southern Indiana. Coal quality, coal seam height, transportation methods and regulatory issues are generally consistent within a basin. Accordingly, market and contract pricing have been developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs. Operating segment results for the three months ended March 31, 2006 are shown below (segment results for periods prior to the acquisition of Triad on May 31, 2005 are not provided as the Company had only one segment) (amounts in thousands).

Three months ended March 31, 2006

(Amounts in thousands)	CAPP	Midwest	Corporate	Consolidated

Revenues	$121,481	25,195	-	146,676
Income (loss) from operations	4,919	1,813	(2,966)	3,766
Depreciation, depletion and amortization	13,842	3,550	28	17,420
Interest expense	-	-	3,889	3,889
Interest income	-	-	(5)	(5)
Income tax benefit	-	-	(1,299)	(1,299)
Goodwill	-	28,048	-	28,048
Total assets	385,124	93,967	9,414	488,505

The Company does not allocate interest income, interest expense or income taxes to its segments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes contained herein and the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Overview

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana. We have two reportable business segments based on the coal basins in which we operate (Central Appalachian (CAPP) and the Midwest (Midwest)). Our Midwest business segment was added in 2005 through the acquisition of Triad Mining, Inc. We derived 88% of our total revenues (contract and spot) in the three months ended March 31, 2006 from coals sales to electric utility customers and the remaining 12% from coal sales to industrial and other companies or from synfuel handling fees.

CAPP Segment

In Central Appalachia, the majority of our coal is primarily sold to customers in the southern portion of the South Atlantic region of the United States. The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware. We have been providing coal to customers in the South Atlantic region since our formation in 1988. For the three months ended March 31, 2006, CAPP produced 2.6 million tons of coal (including contract coal and purchased coal). Of the CAPP tons produced, 79% came from Company operated underground mines. For the three months ended March 31, 2006, we shipped 2.5 million tons of coal and generated coal sale revenues of $119.6 million from our CAPP segment. For the three months ended March 31, 2006, Georgia Power and South Carolina Public Service Authority were our largest customers, representing approximately 24% and 14% of our total companywide revenues, respectively. No other CAPP customer accounted for more than 10% of our company wide revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the three months ended March 31, 2006, our Midwest mines produced 897,000 tons of coal. Of the Midwest tons produced, 87% came from Company operated surface mines. For the three months ended March 31, 2006, we shipped 917,000 tons of coal and generated coal sale revenues of $25.2 million from our Midwest segment. For the three months ended March 31, 2006, our Midwest segment’s largest customer was Indianapolis Power and Light which represented approximately 7% of our total company wide revenues.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through March 31, 2006, we estimate that, as of March 31, 2006, we controlled approximately 242.1 million tons of proven and probable coal reserves in the CAPP region and 24.2 millions tons of proven and probable coal reserves in the Midwest region.  The following table provides additional information regarding changes to our reserves since December 31, 2005 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2005 (1)	241.6	20.2	261.8
Coal Extracted	(2.4)	(0.9)	(3.3)
Acquisitions (2)	-	4.9	4.9
Adjustments (3)	2.9	-	2.9
Proven and Probable Reserves, as of March 31, 2006	242.1	24.2	266.3

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

Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123R), on January 1, 2006, using the modified prospective method. Prior to 2006, the Company accounted for stock based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, compensation costs for stock options granted to employees were not recognized in net income as the exercise price of options granted was equal to or greater than the market value of the stock at the date of grant. The company provided pro forma net income and earnings per share amounts as if stock option expense had been recognized based on fair value in the footnotes, as required.

The Company has elected the modified prospective transition method as permitted by SFAS 123R. Prior periods have not been restated to reflect the impact of stock option expense. Stock option expense will be recorded for all newly granted or modified options, as well as unvested stock options that are expected to vest over the service period beginning on January 1, 2006. Stock option expense is generally recognized on a straight-line basis over the stated vesting period. The Company expensed $50,000 related to stock option in the three months ended March 31, 2006. The adoption of SFAS 123R did not impact the Company’s remaining unvested stock-based compensation.

Prior to the adoption of SFAS 123R the Company recorded in equity the deferred stock based compensation associated with outstanding unvested restricted stock. Upon adoption of SFAS 123R in January 2006, the deferred stock based compensation was reclassified to paid in capital.

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

EBITDA is also a measure used by management to measure operating performance. We define EBITDA as net income plus interest expense (net), income tax expense (benefit) and depreciation, depletion and amortization (EBITDA), to better measure our operating performance. We regularly use EBITDA to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. In addition, we use EBITDA in evaluating acquisition targets. EBITDA is not a recognized term under GAAP and is not an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or an alternative to cash flow from operating activities as a measure of operating liquidity.

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

Our costs of production have increased over the comparable period in the prior year. We expect the higher costs to continue for the next several years, due to a highly competitive market for a limited supply of skilled mining personnel and higher costs in worldwide commodity markets. We are actively recruiting and training new personnel to staff our mines. However, we expect the strong demand for coal labor to continue leading to higher costs for employees that we retain. Our industry has also experienced increased mining costs due to significant price increases for various commodities, including steel and diesel fuel. We expect that these increases in commodity prices will moderate in 2006. The recent mine disasters in West Virginia and other states have also resulted in increased scrutiny of coal mining in general and underground coal mining in particular. We expect that the increased scrutiny will result in new regulations which we believe will cause our and other coal companies’ mining costs to rise.

Results of Operations

Three Months Ended March 31, 2006 Compared with the Three Months Ended March 31, 2005

The following tables shows selected operating results for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 (in 000’s except per ton amounts). The Company’s results of operations include the impact of the Triad acquisition subsequent to May 31, 2005.

	Three Months Ended March 31,
	2006		2005		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	3,401		2,228		53%
Revenues
Coal sales	$144,767	42.57	96,401	43.27	50%
Synfuel handling	1,909		1,474		30%
Cost of coal sold	119,246	35.06	80,942	36.33	47%
Depreciation, depletion and amortization	17,420	5.12	9,478	4.25	84%
Gross profit	10,010	2.94	7,455	3.35	34%
Selling, general and administrative	6,244	1.84	5,035	2.26	24%

Volume and Revenues by Segment

	Three Months Ended March 31,
	2006		2005

	CAPP	Midwest	CAPP	Midwest

Volume (tons)	2,484	917	2,228	-

Coal sales revenue	$119,572	25,195	96,401	-

Average sales price per ton	$48.14	27.48	43.27	-

Coal sales revenue for the three months ended March 31, increased from $96.4 million in 2005 to $144.8 million in 2006. This increase was due to an increase in both tons sold and the average sales price per ton in CAPP and a $25.2 million increase due to the acquisition of Triad. For the three months ended March 31, 2006, the CAPP region sold approximately 2.0 million tons of coal under long-term contracts (82% of total CAPP sales volume) at an average selling price of $45.17 per ton. For the three months ended March 31, 2005, the CAPP region sold 1.9 million tons of coal (87% of total CAPP sales volume) under long-term contracts at an average selling price of $40.46 per ton. For the three months ended March 31, 2006, the CAPP region sold 452,000 tons of coal (18% of total CAPP sales volume) to the spot market at an average selling price of $61.40 per ton. For the three months ended March 31, 2005, the CAPP region sold approximately 296,000 tons (13% of total CAPP sales volume) to the spot market at an average selling price of $61.63 per ton.

Operating Costs by Segment

	Three Months Ended March 31,
	2006			2005

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$99,895	19,351	-	80,942	-	-

Per ton	40.22	21.10	-	36.33	-	-

Depreciation, depletion and amortization	13,842	3,550	28	9,450	-	28

Per ton	5.57	3.88	-	4.24	-	-

Cost of Coal Sold

For the three months ended March 31, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $80.9 million in 2005 to $119.2 million in 2006. Our cost per ton of coal sold in the CAPP region increased from $36.33 per ton in the 2005 period to $40.22 per ton in the 2006 period. This $3.89 increase in cost per ton of coal sold was due to several factors. Labor and benefit costs increased by $1.87 per ton in the 2006 period primarily due to increases benefits, necessitated by a competitive job market in the coal industry. Variable costs increased by $0.87 per ton, primarily due to a change in mix between surface and deep mines and an overall increase in commodity costs. Sales related costs increased by $0.55 per ton primarily due to the increase in average sales price. The cost per ton of coal sold in the Midwest was $21.10 per ton in the 2005 period.

Depreciation, depletion and amortization

For the three months ended March 31, depreciation, depletion and amortization, increased from $9.4 million in 2005 to $17.4 million in 2006. In the CAPP region, depreciation, depletion and amortization increased $4.4 million to $13.8 million or $5.57 per ton. This increase was due to capital expenditures which increased the depreciable asset base. In the Midwest, depreciation, depletion and amortization for the three months ended March 31, 2006 was $3.6 million or $3.88 per ton.

Selling, general and administrative

Selling, general and administrative expenses increased from $5.0 million for the three months ended March 31, 2005 to $6.2 million for the three months ended March 31, 2006. The increase was primarily due to an increase in bank charges of $0.6 million and $0.5 million of selling, general and administrative expenses attributed to the acquisition of Triad. The remaining increase was related to stock related compensation, salaries and benefits costs and contractor costs. These increases were offset by a $0.4 million reduction in taxes primarily due to a reduction in the accrual for franchise taxes.

Income Taxes

The first quarter ended March 31, 2006 includes a deferred income tax benefit of $1.3 million or $0.08 per fully diluted share due to a reduction in future state tax rates as enacted in 2005. Adjusted for the benefit for the reduction in state tax rates, our effective tax rate for the three months ended March 31, 2006 was 13.1%. Our effective income tax rate is impacted by percentage depletion. Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties. Because percentage depletion can be deducted in excess of cost depletion, it creates a permanent difference and directly impacts the effective tax rate. Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Liquidity and Capital Resources

As of March 31, 2006, our outstanding long term debt consists of $150 million of Senior Notes due on June 1, 2012 (the Senior Notes). The Senior Notes are unsecured and accrue interest at 9.375% per annum. Interest payments on the Senior Notes are required semi-annually. We may redeem the Senior Notes, in whole or in part, at any time on or after June 1, 2009 at redemption prices from 104.86% in 2009 to 100% in 2011. In addition, at any time prior to June 1, 2008, we may redeem up to 35% of the principal amount of the Senior Notes with the net cash proceeds of a public equity offering at a redemption price of 109.375%, plus accrued and unpaid interest to the redemption date.

The Senior Notes limit our ability, among other things, to pay cash dividends. In addition, if a change of control occurs (as defined in the Indenture), each holder of the Senior Notes will have the right to require us to repurchase all or a part of the Senior Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of repurchase.

We also have a Senior Secured Credit Facility consisting of a $25.0 million revolving credit facility (the Revolver) and a $75.0 million letter of credit facility (the Letter of Credit Facility). The Revolver matures on May 31, 2010 and the Letter of Credit Facility matures on November 30, 2011. The Senior Secured Credit Facility is secured by substantially all of the Company’s assets. We entered into an amendment and waiver to the Senior Secured Credit Facility on February 22, 2006 (the “First Amendment”). The material terms of the Senior Secured Credit Facility and the First Amendment are described below.

Proceeds from the Revolver are available for working capital needs and other general corporate purposes.  The Revolver bears an interest rate per annum equal to a rate based on the our leverage ratio (the Applicable Rate) plus our option of either (i) the greater of (a) the prime rate or (b) the federal funds open rate plus 0.5% or (ii) a Euro Rate as defined in the credit agreement. The Applicable Rate ranges from 1.00% to 1.75% for borrowing based on the prime rate or federal funds open rate and 2.00% to 2.75% for borrowing based on the Euro Rate.  Pursuant to the First Amendment, the Applicable Rate was increased to 2.0% for borrowings based on the prime rate or federal funds open rate and 3.0% for borrowing based on the Euro rate for the period from February 22, 2006 to September 30, 2006. The Revolver also requires a 0.5% commitment fee on the unused balance of the Revolver. As discussed below, as of April 1, 2006, we have only $2.2 million of availability under the Revolver until at least the end of the second quarter 2006 due to a requirement in the Revolver to maintain a minimum leverage ratio.

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

The Senior Secured Credit Facility and the Senior Notes contain financial covenants including a fixed charge coverage ratio, leverage ratio, senior secured leverage ratio and maximum annual limits on capital expenditures. Our debt covenants also prohibit payment of cash dividends. Our lower than expected operating results in the fourth quarter 2005 resulted in our being out of compliance with the fixed charge coverage ratio and the leverage ratio required by the Senior Secured Credit Facility as of December 31, 2005. The First Amendment waived these financial covenants as of December 31, 2005 and revised certain covenants during 2006 to levels that we project we will be able to comply with. We were in compliance with all of the financial covenants of the Senior Secured Credit Facility as of March 31, 2006. There can be no assurance, however, that we will achieve operating results for the remainder of 2006 that will cause us to continue to be in compliance with such covenants. If our projected results are not achieved we may be forced to seek a further amendment to our credit facility.

As of March 31, 2006, we had cash on hand of approximately $3.1 million. Although we were in compliance with all covenants under our $2.7 million Revolver as of March 31, 2006, we have only $2.9 million of availability under the Revolver until at least the end of the second quarter 2006 due to the minimum leverage ratio covenant in the Revolver. We are in discussions with the lenders’ agent regarding amending the Senior Secured Credit Facility to provide full access to the Revolver during the second quarter. However, we cannot be certain if or when such an amendment will be achieved. While we believe that our cash on hand and cash generated from our operations will provide us with adequate liquidity at least through the second quarter, we may need to either amend the terms of the Revolver to increase the leverage ratio or secure other financing to fund our operations and service our debt through the remainder of 2006.

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

Our secondary source of cash is the Revolver. As discussed above, we believe that cash on hand, cash generated from our operating activities, and availability under the revolver component of our Senior Secured Credit Facility will be sufficient to meet our working capital needs, to fund our capital expenditures for existing operations and to meet our debt service obligations for at least the next quarter. Nevertheless, there are many factors beyond our control, including general economic and coal market conditions that could have a material adverse impact on our ability to meet our liquidity needs.

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

Net cash provided by or used in operating activities reflects net income or loss adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash provided by operating activities was $12.5 million for the three months ended March 31, 2006, and net cash provided by operating activities was $12.7 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, our net income, as adjusted for non cash charges, was offset by a $6.4 million decrease in cash from our operating assets and liabilities. This change was primarily caused by an increase in accounts receivable of $17.5 million due to an increase in tons sold and average sales price for the first quarter of 2006 as compared to the fourth quarter of 2005 and an increase in accounts payables which is due to our increased first quarter production and timing of payments.

Net cash used by investing activities increased $3.5 million to $18.3 million for the three months ended March 31, 2006 as compared to the same prior in 2005. The change was primarily due to an increase in capital expenditures of $3.9 million as compared to 2005. Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations.

Net cash provided by or used in financing activities primarily reflects changes in short- and long-term financing. Net cash used in financing activities was $0.1 million for the three months ended March 31, 2006 and 2005.

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

We use surety bonds to secure reclamation, workers' compensation and other miscellaneous obligations. At March 31, 2006, we had $93.5 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $49.3 million, workers' compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $3.9 million. Recently, surety bond costs have increased, while the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations. At March 31, 2006, we had $57.0 million of letters of credit outstanding. The letters of credits were issued under our Letter of Credit Facility.

Critical Accounting Estimates

Overview

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. U.S. generally accepted accounting principles require estimates and judgments that affect reported amounts for assets, liabilities, revenues and expenses. The estimates and judgments we make in connection with our consolidated financial statements are based on historical experience and various other factors we believe are reasonable under the circumstances. Note 1 of the notes to the condensed consolidated financial statements and to our annual consolidated financial statement filed on Form 10-K list and describes our significant accounting policies. The following critical accounting policies have a material affect on amounts reported in our condensed consolidated financial statements

Workers' Compensation

Our most significant long-term obligation is the obligation to provide workers’ compensation benefits. We are liable under various state statutes for providing workers' compensation benefits. To fulfill these obligations, we have used self-insurance programs with varying excess insurance levels, and, since June 7, 2002, a high-deductible, fully insured program. The high deductible, fully insured program is comparable to a self-insured program where the excess insurance threshold equals the deductible level. In June of 2005, we became self insured for workers’ compensation for our Central Appalachia operations.

We accrue for the present value of certain workers' compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs. The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.1% at December 31, 2005. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.1% to 4.1%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $3.1 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of March 31, 2006 was $52.6 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.1% at December 31, 2005. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.1% to 4.1%, all other things being equal, the present value of our black lung obligation would increase by approximately $6.9 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of March 31, 2006 was $27.7 million.

Defined Benefit Pension

The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate, future rate of increase in compensation levels and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments. We used a 5.25% discount rate to determine the obligation at December 31, 2005 and the expense for the three months ended March 31, 2006. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.25% to 4.25%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $11.2 million. The rate of increase in compensation levels is determined based upon our long-term plans for such increases. The rate of increase in compensation levels used to determine the expense for the three months ended March 31, 2006 was 4.0%. The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the three months ended March 31, 2006. Significant changes to these rates would introduce substantial volatility to our pension expense. Our accrued pension obligation as March 31, 2006 was $13.0 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. U.S generally accepted accounting principles require that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is based on interest rates of bonds with maturities similar to the estimated future cash flow. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under U.S. generally accepted accounting principles, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. U.S. generally accepted accounting principles recognize that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount of cash paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of March 31, 2006 was $27.3 million.

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

Income Taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income. We have also considered, but not relied upon, tax planning strategies in determining the deferred tax asset that will ultimately be realized. If actual results differ from the assumptions made in the evaluation of the amount of our valuation allowance, we record a change in valuation allowance through income tax expense in the period such determination is made.

As of March 31, 2006, we had no valuation allowance recorded for deferred tax assets.

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

Based on average employment of production personnel in Central Appalachia, our gross turnover has been approximately 23.7% during the twelve months ended March 31, 2006. Our net turnover in Central Appalachia during this period, after considering employees that have left and been rehired, is approximately 15.4%. We believe that our retention of employees is equal to, or better, than other coal mining companies in our operating area.

Sales Commitments

As of March 31, 2006, we had the following contractual commitments to ship coal at a fixed and known price (tons in 000’s):

	Remaining
	2006		2007		2008		2009
	Average Price Per Ton	Tons	Average Price Per Ton	Tons	Average Price Per Ton	Tons	Average Price Per Ton	Tons
CAPP	$47.15	7,019	$43.49	3,630	$49.09	1,000	-	-

Midwest (a)	$28.25	2,536	$24.77	1,250	$25.24	1,250	$25.75	1,250

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

Mine 15

Mine 15 at McCoy Elkhorn began producing coal in September 2005. Two crews of miners and equipment completed bottom development work in February 2006. The second section of miners and equipment are expected to begin production in May 2006. The third section of miners and equipment are expected to begin production in the fourth quarter of 2006.

Surface Mines and Highwall Miner

Our strategic plan is to achieve balance between mining methods (underground and surface) and coal basins (CAPP and Illinois Basin). The Company believes that this strategy will result in greater stability and visibility in operating and financial performance. As part of executing this plan, the Company is developing CAPP surface mine reserves that we primarily control. The following represents the current status of our projects begun in 2005 and 2006:

•	Our first company-operated surface mine in the CAPP region opened in September 2005.
•	Our highwall miner project at the Leeco complex in CAPP began producing coal on April 4, 2006
•	The third company operated surface mine in the CAPP region is expected to begin production during the fourth quarter of 2006.

Preparation Plant Upgrade Projects

The Bevins Branch Plant at the McCoy Elkhorn mine complex has been upgraded and expanded to accommodate new production from Mine 15. This upgrade and modification project has significantly decreased our trucking costs at this mine complex. The newly expanded Bevins Branch Plant began processing coal in March 2006.

The Leatherwood Plant at the Blue Diamond mine complex will replace older and less efficient coal processing technology with new heavy media cyclones. This project is expected to increase the output of clean coal from the plant by 1.5% to 2%. The efficiency project is expected to be completed in May 2006.

OTHER DEVELOPMENTS

On April 17, 2006, there was a large landslide in Leatherwood, Kentucky more than one mile from the nearest company mine. The incident was not related to any mining operations being conducted by the Company.

The local area was declared to be a disaster area. The Company assisted state and local authorities by providing a substantial amount of equipment and personnel to assist in the cleanup effort.

The Company incurred direct costs by providing emergency assistance. The Company also incurred indirect costs due to lost production as a result of a temporary power outage at one mine and the closure of the main coal haulage road in the area impacting two company mines. The Company currently estimates the total cost from this incident to be less than $1.0 million, although this amount has not been finalized at this time.

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

We wish to caution readers that forward-looking statements, including disclosures which use words such as “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, and similar statements, are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, the following: a change in the demand for coal by electric utility customers; the loss of one or more of our largest customers; our dependency on one railroad for transportation of a large percentage of our products; failure to exploit additional coal reserves; failure to diversify our operations; increased capital expenditures; increased compliance costs; lack of availability of financing sources; the effects of regulation and competition; the failure to successfully integrate the Triad mining complex into our overall operations; and the risk factors set forth in this Form 10-Q under Part II of Item 1A “Risk Factors.” Those are representative of factors that could affect the outcome of the forward-looking statements. These and the other factors discussed elsewhere in this document are not necessarily all of the important factors that could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our $150 million Senior Notes have a fixed interest rate and are not sensitive to changes in the general level of interest rates. The revolver component of our Senior Secured Credit Facility has floating interest rates based on our leverage ratio (the Applicable Rate) plus the Company’s option of either (i) the greater of (a) the prime rate or (b) the federal funds open rate plus 0.5% or (ii) a Euro Rate as defined in the credit agreement. As of March 31, 2006, we had no borrowings outstanding under the term component of the Senior Secured Credit Facility. We do not expect to use interest rate swaps to manage this risk. A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Senior Secured Credit Facility.

We manage our commodity price risk associated with the sale of coal through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments. The percentage of our sales pursuant to long-term contracts was approximately 80% for the three months ended March 31, 2006.

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

During the first quarter of 2006, our Midwest segment began using the same accounts payable and payroll system as our remaining subsidiaries. While we do not believe that the system previously used had any significant deficiencies or material weaknesses, the conversion provides consistency across our operations. There were no other changes in our internal control over financial reporting during the first quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are parties to a number of legal proceedings incidental to our normal business activities, including a large number of workers’ compensation claims. While we cannot predict the outcome of these proceedings, in our opinion, any liability arising from these matters individually and in the aggregate should not have a material adverse effect on our consolidated financial position, cash flows or results of operations

ITEM 1A.    RISK FACTORS

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

We derived 88% of our revenues (contract and spot) for the three months ended March 31, 2006 and 85% of our total revenues in 2005 from our electric utility customers. Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities). All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

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

Our Central Appalachia mines generally ship coal via rail systems. During 2005, we shipped in excess of 95% of our coal from our Central Appalachia mines via CSX. In the Midwest, we shipped approximately 62% of our produced coal by truck and the remainder via rail systems. We believe that our 2006 transportation modes will be comparable to those used in 2005. Our dependence upon railroads and third party trucking companies impacts our ability to deliver coal to our customers. Disruption of service due to weather-related problems, strikes, lockouts, bottlenecks and other events could temporarily impair our ability to supply coal to our customers, resulting in decreased shipments. Decreased performance levels over longer periods of time could cause our customers to look elsewhere for their fuel needs, negatively affecting our revenues and profitability.

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

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Under U.S. generally accepted accounting principles we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. Specifically, the fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At March 31, 2006, we had accrued $27.3 million related to estimated mine reclamation costs. These amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

For the three months ended March 31, 2006, we generated approximately 78% of our total revenues from several long-term contracts with electrical utilities, including 24% from our largest customer, Georgia Power Company, and 14% from South Carolina Public Service Authority. At March 31, 2006, we had coal supply agreements with these customers that expire in 2006 to 2008. The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

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

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. As of March 31, 2006, we had outstanding surety bonds with third parties for post-mining reclamation totaling $49.3 million. Furthermore, we have surety bonds for an additional $44.2 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations. Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit or other assurances of payment. However, letters of credit can be significantly more costly to us than surety bonds. The issuance of letters of credit under our senior secured credit facility also reduces amounts that we can borrow under our senior secured credit facility for other purposes. If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may be negatively affected.

We have significant unfunded obligations for long-term employee benefits for which we accrue based upon assumptions, which, if incorrect, could result in us being required to expend greater amounts than anticipated.

We are required by law to provide various long-term employee benefits. We accrue amounts for these obligations based on the present value of expected future costs. We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations. At March 31, 2006, the current and non-current portions of these obligations included $27.7 million for coal workers’ black lung benefits and $52.6 million for workers’ compensation benefits.

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

We provide pension benefits to eligible employees. As of December 31, 2005, we estimated that our pension plan was underfunded by approximately $18.8 million. As of the same date, we had long-term pension obligations of $13.6 million, with the difference between that amount and the underfunded amount due to unamortized actuarial losses. Our long-term pension obligation was $13.0 million at March 31, 2006. If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated. The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

As a result of our lower than expected operating results in the fourth quarter 2005, we were not in compliance with the fixed charge coverage ratio and the leverage ratio required by our Senior Credit Facility as of December 31, 2005. We entered into an amendment to the facility in February 2006 that brought us into compliance with all of these financial covenants as of December 31, 2005 and revised certain covenants during 2006. We believe that we will be in compliance with these amended covenants for 2006 based on our projected operating results for the remainder of 2006. There can be no assurance, however, that these projected operating results will be achieved. If we do not achieve our projected results, we may be forced to seek an additional amendment to our credit facility.

Although we were in compliance with all covenants under our $2.9 million Revolver as of March 31, 2006, we have only $2.9 million of availability under the Revolver until at least the end of the second quarter 2006 due to a requirement in the Revolver to maintain a minimum leverage ratio. We are in discussions with the lenders’ agent regarding amending the Senior Secured Credit Facility to provide full access to the Revolver during the second quarter. However, we cannot be certain if or when such an amendment will be achieved. While we believe that our cash on hand and cash generated from our operations will provide us with adequate liquidity for at least the second quarter, we may need to either amend the terms of the Revolver to increase the leverage ratio or secure other financing to fund our operations and service our debt through the remainder of 2006.

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

We supply coal to a third party synfuel plant and receive fees for the handling, shipping and marketing of the synfuel product. Synfuel is a synthetic fuel product that is produced by chemically altering coal. In 2005, 2% of our total revenues came from synfuel handling, shipping and marketing revenues. Sales of the fuel processed through these types of facilities are eligible for non-conventional fuels tax credits under Section 29 of the Internal Revenue Code. The owner of the facility that we supply with coal has obtained a Private Letter Ruling (“PLR”) from the Internal Revenue Service confirming that the facility produces a qualified fuel eligible for Section 29 tax credits. The Section 29 tax credit program is scheduled to expire on December 31, 2007. There is a risk that the IRS could modify or disallow the Section 29 tax credit, or (in certain circumstances related to the market price of oil), terminate the credit earlier than expected, making operation of the synfuel plant unprofitable. If the synfuel plant ceases operations, we will no longer receive the handling, shipping and marketing fees for our services, which may negatively affect ourprofitability.

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

We intend to expand our operations through strategic acquisitions of other coal mining companies. Other than the transaction disclosed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Other Supplemental Information,” we currently have no agreement or understanding for any specific acquisition. Risks associated with our current and potential acquisitions include the disruption of our ongoing business, problems retaining the employees of the acquired business, assets acquired proving to be less valuable than expected, the potential assumption of unknown or unexpected liabilities, costs and problems, the inability of management to maintain uniform standards, controls, procedures and policies, the difficulty of managing a larger company, the risk of becoming involved in labor, commercial or regulatory disputes or litigation related to the new enterprises and the difficulty of integrating the acquired operations and personnel into our existing business.

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

Our surface mining operations have increased significantly since our acquisition of Triad in May 2005. Surface mining is subject to numerous regulations related to blasting activities that can result in additional costs. For example, when blasting in close proximity to structures, additional costs are incurred in designing and implementing more complex blast delay regimens, conducting pre-blast surveys and blast monitoring, and the risk of potential blast-related damages increases. Since the nature of surface mining requires ongoing disturbance to the surface, environmental compliance costs can be significantly greater than with underground operations. In addition, the U.S. Army Corps of Engineers imposes stream mitigation requirements on surface mining operations. These regulations require that footage of stream loss be replaced through various mitigation processes, if any ephemeral, intermittent, or perennial streams are in-filled due to mining operations. These regulations may cause us to incur significant additional costs, which could adversely impact our operating performance.

Underground mining is subject to increased regulation, and may require us to incur additional cost.

The recent mine disasters in West Virginia and other states have resulted in increased scrutiny of coal mining in general and underground coal mining in particular. New legislation has been enacted at the state level and new regulations have been issued at the federal level that create requirements for maintaining caches of additional self-contained self-rescuers throughout underground mines; equipping all underground miners with wireless communications devices and tracking devices; installing cable lifelines from the mine portal to all sections of the mine for assistance in emergency escape; and requiring new and additional safety training. Additionally, new requirements for prompt reporting of accidents and increased fines and penalties for violation of these and other regulations have been implemented. These new regulation will cause us to incur additional costs, which could adversely impact our operating performance.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

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

May 10, 2006