Form 10-Q
period 2006-06-30
James River Coal CO
filed 2006-08-09
CIK 1297720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number   000-51129

JAMES RIVER COAL COMPANY
Exact name of registrant as specified in its charter)

Virginia	54-1602012
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

901 E. Byrd Street, Suite 1600
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (804) 780-3000

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
Yes    ☒             No    ☐

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of August 1, 2006 was 16,589,127.

FORM 10-Q INDEX

		Page
PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements.	3

	Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2006 and 2005	5

	Condensed Consolidated Statements of Operations for the six months ended June 30, 2006 and 2005	6

	Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss for the six months ended June 30, 2006 and the year year ended December 31, 2005	7

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	33

Item 4.	Controls and Procedures.	33

PART II	OTHER INFORMATION	34

Item 1.	Legal Proceedings.	34

Item 1A.	Risk Factors.	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	46

Item 3.	Defaults Upon Senior Securities.	46

Item 4.	Submission of Matters to a Vote of Security Holders.	46

Item 5.	Other Information.	46

Item 6.	Exhibits.	46

	SIGNATURES	47

Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash	$664	8,936
Receivables:
Trade	42,498	35,326
Other	1,026	1,099
Total receivables	43,524	36,425
Inventories:
Coal	9,150	7,481
Materials and supplies	7,165	6,536
Total inventories	16,315	14,017
Prepaid royalties	4,317	4,213
Other current assets	3,043	4,126
Total current assets	67,863	67,717
Property, plant, and equipment, at cost:
Land	6,802	6,142
Mineral rights	194,847	194,824
Buildings, machinery and equipment	245,598	207,558
Mine development costs	18,642	16,380
Construction-in-progress	4,686	7,438
Total property, plant, and equipment	470,575	432,342
Less accumulated depreciation, depletion, and amortization	108,064	72,342
Property, plant and equipment, net	362,511	360,000
Goodwill	28,048	28,048
Other assets	18,914	16,904
Total assets	$477,336	472,669

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Liabilities and Shareholders' Equity
Current liabilities:
Amount outstanding under Revolver (note 2)	$5,892	—
Accounts payable	38,674	32,855
Accrued salaries, wages, and employee benefits	5,002	4,289
Workers' compensation benefits	10,050	10,050
Black lung benefits	2,930	2,930
Accrued taxes	4,925	4,215
Accrued interest	2,041	1,851
Other current liabilities	6,394	5,404
Total current liabilities	75,908	61,594
Long-term debt, less current maturities (note 2)	150,000	150,000
Other liabilities:
Noncurrent portion of workers' compensation benefits	42,421	42,231
Noncurrent portion of black lung benefits	25,112	24,352
Pension obligations	11,568	13,598
Asset retirement obligations	26,189	24,930
Deferred income taxes	35,839	44,240
Other	285	457
Total liabilities	367,322	361,402
Commitments and contingencies (note 4)
Shareholders' equity
Preferred Stock, $1.00 par value. Authorized 10,000,000 shares	—	—
Common stock, $.01 par value. Authorized 100,000,000 shares;
issued and outstanding 16,584,127 and 16,652,681 shares as of June 30, 2006 and December 31, 2005, respectively	166	167
Paid-in-capital	123,408	135,923
Deferred stock-based compensation	—	(13,226)
Accumulated deficit	(13,150)	(11,187)
Accumulated other comprehensive loss	(410)	(410)
Total shareholders' equity	110,014	111,267
Total liabilities and shareholders' equity	$477,336	472,669

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Revenues	$140,176	113,313
Cost of sales:
Cost of coal sold	121,131	90,965
Depreciation, depletion and amortization	18,484	11,571
Total cost of sales	139,615	102,536
Gross profit	561	10,777
Selling, general and administrative expenses	7,520	6,934
Total operating income (loss)	(6,959)	3,843
Interest expense (note 2)	4,007	2,919
Interest income	(97)	(39)
Charges associated with repayment of debt	—	2,524
Miscellaneous income, net	(217)	(293)
Total other expense, net	3,693	5,111
Loss before income taxes	(10,652)	(1,268)
Income tax benefit	(7,288)	(251)
Net loss	$(3,364)	(1,017)
Loss per common share (note 5)
Basic loss per common share	$(0.21)	(0.07)
Shares used to calculate basic loss per share	15,819	14,461
Diluted loss per common share	$(0.21)	(0.07)
Shares used to calculate diluted loss per share	15,819	14,461

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Revenues	$286,852	211,188
Cost of sales:
Cost of coal sold	240,377	171,907
Depreciation, depletion and amortization	35,904	21,049
Total cost of sales	276,281	192,956
Gross profit	10,571	18,232
Selling, general and administrative expenses	13,764	11,969
Total operating income (loss)	(3,193)	6,263
Interest expense (note 2)	7,896	5,105
Interest income	(102)	(61)
Charges associated with repayment of debt	—	2,524
Miscellaneous income, net	(437)	(416)
Total other expense, net	7,357	7,152
Loss before income taxes	(10,550)	(889)
Income tax benefit	(8,587)	(183)
Net loss	$(1,963)	(706)
Loss per common share (note 5)
Basic loss per common share	$(0.12)	(0.05)
Shares used to calculate basic loss per share	15,793	14,131
Diluted loss per common share	$(0.12)	(0.05)
Shares used to calculate diluted loss per share	15,793	14,131

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’
Equity and Comprehensive Loss
(in thousands)
(unaudited)

	Common stock shares	Common stock par value	Paid-in- capital	Deferred stock based compensation	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balances, December 31, 2004	14,716	$147	71,784	(7,540)	1,151	43	65,585
Net loss	—	—	—	—	(12,338)	—	(12,338)
Minimum pension liability adjustment, net	—	—	—	—	—	(410)	(410)
Reclassification adjustment on sale of marketable securities	—	—	—	—	—	(43)	(43)
Comprehensive loss							(12,791)
Issuance of restricted stock awards, net of forfeitures	132	2	8,073	(8,075)	—	—	—
Issuance on common stock net of offering costs of $3,696	1,500	15	45,039	—	—	—	45,054
Common stock issued in acquisition (Note 8)	338	3	10,997	—	—	—	11,000
Repurchase of shares for tax withholding	(36)	—	(1,158)				(1,158)
Tax benefit on vested shares of restricted stock	—	—	1,058	—	—	—	1,058
Stock based compensation	—	—	—	2,389	—	—	2,389
Exercise of stock options	3	—	93	—	—	—	93
Capital contribution, net of tax	—	—	37	—	—	—	37
Balances, December 31, 2005	16,653	167	135,923	(13,226)	(11,187)	(410)	111,267
Adoption of SFAS 123R (Note 1)	—	—	(13,226)	13,226	—	—	—
Net loss and comprehensive loss	—	—	—	—	(1,963)	—	(1,963)
Repurchase of shares for tax withholding	(69)	(1)	(2,199)	—	—	—	(2,200)
Tax benefit on vested shares of restricted stock	—	—	1,240	—	—	—	1,240
Stock based compensation	—	—	1,670	—	—	—	1,670
Balances, June 30, 2006	16,584	$166	123,408	—	(13,150)	(410)	110,014

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Cash flows from operating activities:
Net loss	$(1,963)	(706)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	35,904	21,049
Accretion of asset retirement obligations	993	678
Amortization of deferred financing costs	638	273
Amortization of deferred stock-based compensation	1,670	903
Deferred income tax benefit	(8,771)	(22)
(Gain) loss on sale or disposal of property, plant, and equipment	(200)	11
Write-off of deferred financing costs	—	1,733
Changes in operating assets and liabilities:
Receivables	(7,099)	1,470
Inventories	(2,298)	(6,346)
Prepaid royalties and other current assets	979	4,296
Other assets	(2,648)	(140)
Accounts payable	5,819	2,645
Accrued salaries, wages, and employee benefits	713	599
Accrued taxes	120	(846)
Other current liabilities	1,184	2,528
Workers' compensation benefits	190	114
Black lung benefits	760	239
Pension obligations	(2,030)	(1,845)
Asset retirement obligation	(452)	(256)
Other liabilities	(11)	(56)
Net cash provided by operating activities	23,498	26,321
Cash flows from investing activities:
Additions to property, plant, and equipment	(37,890)	(32,899)
Payments for acquisitions, net of cash acquired	—	(58,979)
Proceeds from sale of property, plant, and equipment	393	49
Increase in restricted cash	—	(4,858)
Net cash used in investing activities	(37,497)	(96,687)
Cash flows from financing activities:
Proceeds from borrowings under long-debt	—	150,000
Repayment of long-term debt	—	(95,209)
Borrowings under Revolver, net	5,892	—
Net proceed from issuance of common stock	—	45,391
Principal payments under capital lease obligations	(165)	(248)
Capitalized deferred financing costs	—	(7,409)
Net cash provided by financing activities	5,727	92,525
Increase (decrease) in cash	(8,272)	22,159
Cash at beginning of period	8,936	3,879
Cash at end of period	$664	26,038

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies and Other Information

Description of Business and Principles of Consolidation

The Company mines, processes and sells bituminous steam~~-~~ and industrial-grade coal. The Company’s Central Appalachian segment has five operating subsidiaries located in eastern Kentucky and its Midwest segment has one operating subsidiary located in southern Indiana. Substantially all coal sales and accounts receivable relate to the electric utility and industrial markets.

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

Reclamation Costs

Asset retirement obligations are recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows, in the period in which it is incurred. The estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed is reviewed periodically by the Company’s management and engineers. In estimating future cash flows, the Company considers the estimated current cost of reclamation and applies inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on behalf of the Company. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Accretion expense is included in cost of produced coal. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount paid, a gain or loss upon settlement is incurred. At June 30, 2006 and December 31, 2005, the Company had accrued $28.0 million and $26.8 million respectively, related to estimated mine reclamation costs.

Workers’ Compensation

The Company is liable for workers’ compensation benefits for traumatic injuries under state workers’ compensation laws in which it has operations. For claims incurred prior to 2002, the Company is self-insured, except for those claims incurred between 1979 and 1982, which are covered by a third party insurance company. Beginning in June 2002 workers’ compensation coverage was purchased through the voluntary market using a deductible program. In June of 2005, the Company became self insured for workers’ compensation for its operations in Kentucky. Specific excess insurance with independent insurance carriers is in force to cover traumatic claims in excess of the self-insured limits.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The income tax benefit for the six months ended June 30, 2006 includes a deferred income tax benefit of $1.3 million or $0.08 per fully diluted share due to a reduction in future state tax rates as enacted in 2005. Management evaluated the quantitative and qualitative impact of this adjustment, individually and in the aggregate, on previously reported periods, on the current fiscal period and on earnings taken as a whole. Based upon this evaluation, management concluded that the adjustment is not material to the Company’s financial statements taken as a whole. Adjusted for the benefit for the reduction in state tax rates, our effective tax rate for the six months ended June 30, 2006 is 69%.

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

The Company has elected the modified prospective transition method as permitted by SFAS 123R. Prior periods have not been restated to reflect the impact of stock option expense. Stock option expense will be recorded for all newly granted or modified options, as well as, unvested stock options that are expected to vest over the service period beginning on January 1, 2006. Stock option expense is generally recognized on a straight-line basis over the stated vesting period. The Company expensed $107,000 related to stock options in the six months ended June 30, 2006. The adoption of SFAS 123R did not impact the accounting for the Company’s remaining unvested stock-based compensation.

Prior to the adoption of SFAS 123R the Company recorded in equity the deferred stock based compensation associated with outstanding unvested restricted stock. Upon adoption of SFAS 123R on January 1, 2006, the deferred stock based compensation was reclassified to paid in capital.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires companies to recognize in financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company believes that the impact of adopting FIN 48 on our financial statements will have an immaterial impact on our financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal 2006 presentations.

(2)	Long Term Debt and Interest Expense

Long-term debt is as follows (amounts in 000’s):

	June 30, 2006	December 31, 2005
Senior Notes	$150,000	$150,000
Senior Secured Credit Facility – Revolver	5,892	—
Total long-term debt	155,892	150,000
Less amounts classified as current	5,892	—
Total long-term debt, less current maturities	$150,000	$150,000

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

Senior Secured Credit Facility

Concurrent with the Senior Notes and equity offering, the Company entered into a Senior Secured Credit Facility consisting of a $25.0 million revolving credit facility (the Revolver) and a $75.0 million letter of credit facility (the Letter of Credit Facility). The Revolver matures on May 31, 2010 and the Letter of Credit Facility matures on November 30, 2011. The Senior Secured Credit Facility is secured by substantially all of the Company’s assets. The Company entered into Amendment Number 1 and Waiver to the Senior Secured Credit Facility on February 22, 2006 and Amendment Number 2 and Waiver to the Senior Secured Credit Facility on May 30, 2006 (collectively the Credit Amendments).

Proceeds from the Revolver are available for working capital needs and other general corporate purposes. The Revolver bears an interest rate per annum equal to a rate based on the Company’s leverage ratio (the Applicable Rate) plus the Company’s option of either (i) the greater of (a) the prime rate or (b) the federal funds open rate plus 0.5% or (ii) a Euro Rate as defined in the credit agreement. The Applicable Rate ranges from 1.00% to 1.75% for borrowing based on the prime rate or federal funds open rate and 2.00% to 2.75% for borrowing based on the Euro Rate. Pursuant to the Credit Amendments, the Applicable Rate was increased to 2.0% for borrowings based on the prime rate or federal funds open rate and 3.0% for borrowing based on the Euro rate for the period from February 22, 2006 to December 31, 2006. Subsequent to June 30, 2006, the Revolver interest rate was increased an additional 0.25% as a result of the Revolver debt no longer being rated at least B1 by Moody’s and B by S&P. The Revolver also requires a 0.5% commitment fee on the unused balance of the Revolver. As of June 30, 2006, we had $5.9 million outstanding under our Revolver. The amount available under our Revolver is recalculated quarterly. As of June 30, 2006, we have $16.6 million of total availability (including the $5.9 million outstanding at June 30, 2006) under the Revolver until at least the end of the third quarter 2006 due to a requirement in the Revolver to maintain a maximum leverage ratio.

The Letter of Credit Facility does not constitute a loan to the Company and accordingly is not available for borrowing by the Company. The Letter of Credit Facility only supports the issuance of up to $75 million of letters of credit by the Company. The Company pays a 3.0% per annum fee on the full balance of the Letter of Credit Facility and an additional 0.25% annual fee on the average balance of letters of credit issued under the Letter of Credit Facility. Pursuant to the Credit Amendments, the per annum fee on the full balance of the Letter of Credit Facility was increased to 3.25% from February 22, 2006 to December 31, 2006. Subsequent to June 30, 2006, the Letter of Credit fee was increased an additional 0.25% as a result of the Revolver debt no longer being rated at least B1 by Moody’s and B by S&P.

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

The Senior Secured Credit Facility and the Senior Notes contain financial covenants including a fixed charge coverage ratio, leverage ratio, senior secured leverage ratio and maximum annual limits on capital expenditures. The Company’s debt covenants also prohibit payment of cash dividends. The Company was in compliance with all of the financial covenants as of June 30, 2006.

Interest Expense and Other

During the three and six months ended June 30, 2006, the Company paid $7.3 million in interest. During the three and six months ended June 30, 2005, the Company paid approximately $1.7 million and $3.7 million, respectively, in interest.

(3)	Equity

Preferred Stock and Shareholder Rights Agreement

The Company has authorized 10,000,000 shares of preferred stock, $1.00 par value per share, the rights and preferences of which are established by the Board of the Directors. The Company has reserved 500,000 of these shares as Series A Participating Cumulative Preferred Stock for issuance under a shareholder rights agreement (the Rights Agreement).

On May 25, 2004, the Company’s shareholders approved the Rights Agreement and declared a dividend of one preferred share purchase right (Right) for each two shares of common stock outstanding. Each Right entitles the registered holder to purchase from the Company one one-hundredth (1/100) of a share of our Series A Participating Cumulative Preferred Stock, par value $1.00 per share, at a price of $200 per one one-hundredth of a Series A preferred share. The Rights are not exercisable until a person or group of affiliated or associated persons (an Acquiring Person) has acquired or announced the intention to acquire 15% or more of the Company’s outstanding common stock.

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

Equity Based Compensation

Under the 2004 Equity Incentive Plan (the Plan), participants may be granted stock options (qualified and nonqualified), stock appreciation rights (SARs), restricted stock, restricted stock units, and performance shares. The total number of shares that may be awarded under the Plan is 1,650,000, and no more than 1,000,000 of the shares reserved under the Plan may be granted in the form of incentive stock options.

Shares awarded or subject to purchase under the Plan that are not delivered or purchased, or revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance under the Plan. At June 30, 2006, there were 613,161 shares available under the Plan for future awards.

Restricted Stock Awards

Pursuant to the Plan certain directors and employees have been awarded restricted common stock with such shares vesting over three to five years. The related expense is amortized over the vesting period. Restricted shares subject to continuing vesting requirements are included in diluted shares outstanding.

Performance Stock Awards

Performance stock awards have been made to certain employees pursuant to the Plan. The expected cost of these shares were reflected in income over the performance period. No unearned performance stock awards remained outstanding as of January 1, 2006.

Stock Options Awards

Pursuant to the Plan certain directors and employees have been awarded options to purchase common stock with such shares vesting ratably over three to five years. The Company’s stock options have been issued at exercises prices equal to or greater than the fair value of the Company’s stock at the date of grant.

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB 25. Under APB 25, the Company generally recognized compensation expense only for restricted stock. The Company recognized the compensation expense associated with the restricted stock ratably over the associated service period.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore has not restated the results of prior periods. Under this transition method, stock-based compensation expense for 2006 includes (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation expense for all share-based payment awards granted after January 1, 2006 based on estimated grant-date fair values. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. The Company estimated future forfeiture rates based on its historical experience during the preceding fiscal years.

The following table highlights the expense related to share-based payment for the periods ended June 30 (in 000’s):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Restricted stock	$774	349	$1,563	661
Performance stock	—	106	—	242
Stock options	57	—	107	—
Stock based compensation	$831	455	$1,670	903

Stock based compensation, net of taxes	$515	364	$1,035	722

The fair value of stock options was estimated using the Black-Scholes option pricing model. The Company used risk free rates of 5.0%, 4.6% and 5.0%, respectively, for options issued in 2006, 2005 and 2004. The Company uses historical experience to estimate its volatility. The Company used an expected volatility of 40%, 40% and zero, respectively, for options issued in 2006, 2005 and 2004. The Company has assumed no dividends would be issued in valuing its options. The fair value of the restricted stock outstanding and issued is equal to the value of shares at the grant date. At this time, the Company does not expect any of its unvested options or restricted shares to be forfeited before vesting.

The following table is a reconciliation of the Company’s net loss and loss per share to pro forma net loss and pro forma net loss per share for the three months and six months ended June 30, 2005 as if the Company had adopted the provisions of SFAS 123R for options granted under the Company’s stock option plans (in 000’s, except per share data):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss, as reported	$(1,017)	(706)
Add: Net stock-based employee compensation reported	364	722
Deduct: Net stock-based employee compensation under FAS123R	(361)	(650)
Pro forma net loss	$(1,014)	(634)

Loss per share:
Basic and diluted- as reported	$(0.07)	(0.05)
Basic and diluted- pro forma	$(0.07)	(0.04)

The following is a summary of performance stock, restricted stock and stock option awards for the six months ended June 30, 2006:

	Performance Stock		Restricted Stock		Stock Options
	Number of Shares	Weighted Average Fair Value at Issue	Number of Shares	Weighted Average Fair Value at Issue	Number of Shares	Weighted Average Exercise Price
December 31, 2005	18,750	$4.59	866,351	$17.22	236,000	$15.66
Granted	—	—	16,000	32.12	20,000	31.70
Exercised/Vested	(18,750)	4.59	(179,514)	13.47	—	—
Canceled	—	—	(17,301)	30.30	(14,999)	28.82
June 30, 2006	—	—	685,536	18.29	241,001	25.01

The following table summarizes additional information about the stock options outstanding at June 30, 2006.

	Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)(in 000's)

Oustanding at June 30, 2006	$10.80-$33.75	241,001	$16.17	8.1	$2,804

Exercisable at June 30, 2006	$10.80-$33.75	109,337	$15.33	8.0	$1,315

(1)
The difference between a stock award's exercise price and the underlying stock's market price at June 30, 2006.
No value is assigned to stock awards whose option price exceeds the the stock's market price at June 30, 2006.

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of June 30, 2006.

	Unearned Compensation (in 000's)	Weighted Average Remaining Period Of Expense Recognition (in years)
Stock Options	$465	2.4
Restricted Stock	11,700	3.3
Total	$12,165

(4)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $51.0 million as of June 30, 2006 to guarantee performance under certain contractual arrangements. The letters of credit were issued under the Company’s Letter of Credit Facility (see note 2).

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(5)	Earnings (loss) Per Share

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (shares in 000’s):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Weighted average number of common shares outstanding:
Basic	15,819	14,461	15,793	14,131
Effect of dilutive instruments	—	—	—	—
Diluted	15,819	14,461	15,793	14,131

For periods in which there was a loss, the Company has excluded from its diluted earning per share calculation options to purchase shares with underlying exercise prices less than the average market prices and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per share. The excluded instruments would have increased the diluted weighted average number of common shares by approximately 0.9 million for the three months and six months ended June 30, 2006 and for the three months and six months ended June 30, 2005.

(6)	Pension Expense

 The components of net periodic benefit cost are as follows (amounts in 000’s):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Service cost	$624	527
Interest cost	805	793
Expected return on plan assets	(848)	(761)
Net periodic benefit cost	$581	559

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Service cost	$1,248	1,053
Interest cost	1,610	1,586
Expected return on plan assets	(1,696)	(1,522)
Net periodic benefit cost	$1,162	1,117

(7)	Pneumoconiosis (Black Lung) Benefits

The expense for black lung benefits consists of the following (amounts in 000’s):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Service cost	$131	74
Interest cost	348	340
Amortization of actuarial loss	73	54
Total expense	$552	468

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Service cost	$262	148
Interest cost	696	680
Amortization of actuarial loss	146	109
Total expense	$1,104	937

(8)	Acquisition of Triad Mining, Inc.

On May 31, 2005, the Company purchased all of the outstanding stock of Triad Mining, Inc. (Triad).   Triad directly and through its wholly-owned subsidiary, Triad Underground Mining, LLC, owns and operates six surface mines and one underground mine in southern Indiana.  The purchase price, including related costs and fees, of approximately $70.4 million (net of cash received) was funded through the issuance of 338,295 shares of the Company’s common stock valued at $11.0 million and cash from the Company’s equity and debt offerings in May 2005.  The value of the shares issued was based on the market price of the Company’s stock over a reasonable period before and after the date at which the number of shares to be issued became fixed.  The acquisition was accounted for as a purchase.

The Company also entered into an agreement with two of Triad’s principals to issue common stock valued at up to $5.0 million, if prior to May 31, 2007 the Company obtains the right to own, lease or mine certain proven and probable reserves. As of June 30, 2006, no amounts have been paid under this agreement.

The purchase accounting allocations related to the acquisition have been recorded in the accompanying consolidated financial statements as of, and for periods subsequent to, May 31, 2005, the date of acquisition of Triad. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$9,672
Coal inventory	1,872
Other current assets	1,852
Property, plant and equipment	37,151
Mineral rights	22,538
Goodwill (non-deductible)	28,048
Other assets	465
Current liabilities	(6,934)
Asset retirement obligations	(7,861)
Deferred taxes	(15,812)
Other long term liabilities	(587)
Total purchase price, net of cash received of $5,414	$70,404

The following are the pro forma revenues, net loss and loss per share, as if Triad had been included in the Company’s results of operations during the three months and six months ended June 30, 2005. As the cash portion of the Triad purchase price was paid from a portion of the proceeds from the Senior Notes and the concurrent stock offering, the portion of these transactions that were necessary to complete the Triad acquisition are also assumed to have occurred at the beginning of the pro forma periods.

	Three Months ended June 30, 2005	Six Months ended June 30, 2005
Revenues (in 000’s)	$129,038	$250,811
Net loss (in 000’s)	(2,063)	(916)
Loss per share - Basic and Diluted	(0.06)	(0.13)

(9)	Segment Information

The Company mines, processes and sells bituminous steam-and industrial-grade coal to electric utilities and industrial customers. The Company has two segments based on the coal basins in which the Company operates. These basins are located in Central Appalachia (CAPP) and in the Midwest (Midwest). The Company’s CAPP operations are located in eastern Kentucky and the Company’s Midwest operations are located in southern Indiana. Coal quality, coal seam height, transportation methods and regulatory issues are generally consistent within a basin. Accordingly, market and contract pricing have been developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs. Financial information for the Company’s segments is shown below (amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
CAAP	$118,748	105,272	240,229	203,147
Midwest (1)	21,428	8,041	46,623	8,041
Corporate	—	—	—	—
Total	$140,176	113,313	286,852	211,188

Depreciation, depletion and amortization
CAAP	$15,025	10,430	28,867	19,880
Midwest (1)	3,432	1,114	6,982	1,114
Corporate	27	27	55	55
Total	$18,484	11,571	35,904	21,049

Total operating income (loss)
CAAP	$(1,251)	6,520	3,668	11,272
Midwest (1)	(1,485)	690	328	690
Corporate	(4,223)	(3,367)	(7,189)	(5,699)
Total	$(6,959)	3,843	(3,193)	6,263

Net earnings (loss) (2)
CAAP	$(1,251)	6,520	3,668	11,272
Midwest (1)	(1,485)	690	328	690
Corporate	(628)	(8,227)	(5,959)	(12,668)
Total	$(3,364)	(1,017)	(1,963)	(706)

(1)	Includes the results of operation of Triad from the date of its acquistion (May 31, 2005).
(2)	Income and expense items that are not included in income (loss) from operations are not allocated to the segments.

	June 30, 2006	December 31, 2005
Total Assets
CAAP	$379,878	363,265
Midwest (1)	90,889	99,357
Corporate	6,569	10,047
Total	$477,336	472,669

Goodwill
CAAP	$—	—
Midwest (1)	28,048	28,048
Corporate	—	—
Total	$28,048	28,048

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes contained herein and the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Overview

We mine, process and sell bituminous steam- and industrial-grade coal through six operating subsidiaries (mining complexes) located throughout eastern Kentucky and in southern Indiana. We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)). Our Midwest business segment was added in 2005 through the acquisition of Triad Mining, Inc. We derived 88% of our total revenues (contract and spot) in the six months ended June 30, 2006 from coals sales to electric utility customers and the remaining 12% from coal sales to industrial and other companies or from synfuel handling fees.

CAPP Segment

In Central Appalachia, our coal is primarily sold to customers in the southern portion of the South Atlantic region of the United States. The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware. We have been providing coal to customers in the South Atlantic region since our formation in 1988. For the six months ended June 30, 2006, CAPP produced 5.0 million tons of coal (including contract coal and purchased coal). Of the CAPP tons produced, 79% came from Company operated underground mines. For the six months ended June 30, 2006, we shipped 4.9 million tons of coal and generated coal sale revenues of $237.3 million from our CAPP segment. For the six months ended June 30, 2006, Georgia Power and South Carolina Public Service Authority were our largest customers, representing approximately 25% and 14% of our total revenues, respectively. No other CAPP customer accounted for more than 10% of our total revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the six months ended June 30, 2006, our Midwest mines produced 1.7 million tons of coal. Of the Midwest tons produced, 86% came from Company operated surface mines. For the six months ended June 30, 2006, we shipped 1.7 million tons of coal and generated coal sale revenues of $46.6 million from our Midwest segment. For the six months ended June 30, 2006, our Midwest segment’s largest customer was Indianapolis Power and Light which represented approximately 7% of our total revenues.

Results of Operations

Three Months Ended June 30, 2006 Compared with the Three Months Ended June 30, 2005

The following tables shows selected operating results for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 (in 000’s except per ton amounts). The variance in the results of our Midwest operations is primarily due to a full period of operating results being included in 2006 and the inclusion of only the period subsequent to May 31, 2005 (the date of the acquisition of Triad) in 2005.

	Three Months Ended June 30,
	2006		2005		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	3,226		2,648		22%
Revenues
Coal sales	$139,151	43.13	111,055	41.94	25%
Synfuel handling	1,025		2,258		(55)%
Cost of coal sold	121,131	37.55	90,965	34.35	33%
Depreciation, depletion and amortization	18,484	5.73	11,571	4.37	60%
Gross profit	561	0.17	10,777	4.07	(95)%
Selling, general and administrative	7,520	2.33	6,934	2.62	8%

Volume and Revenues by Segment

	Three Months Ended June 30,
	2006		2005
	CAPP	Midwest	CAPP	Midwest
Volume (tons)	2,446	780	2,349	299
Coal sales revenue	$117,724	21,427	103,014	8,041
Average sales price per ton	$48.13	27.47	43.85	26.89

Coal sales revenue for the three months ended June 30, increased from $111.1 million in 2005 to $139.2 million in 2006. This increase was due to an increase in both tons sold and the average sales price per ton in CAPP and a $13.4 million increase due to a full period of operations of Triad in 2006. For the three months ended June 30, 2006, the CAPP region sold approximately 1.9 million tons of coal under long-term contracts (78% of total CAPP sales volume) at an average selling price of $44.87 per ton. For the three months ended June 30, 2005, the CAPP region sold 2.0 million tons of coal under long-term contracts (83% of total CAPP sales volume) an average selling price of $40.04 per ton. For the three months ended June 30, 2006, the CAPP region sold 547,000 tons of coal (22% of total CAPP sales volume) to the spot market at an average selling price of $59.67 per ton. For the three months ended June 30, 2005, the CAPP region sold approximately 389,000 tons of coal (17% of total CAPP sales volume) to the spot market at an average selling price of $63.03 per ton.

In May 2006, the synfuel plants curtailed operations causing a reduction in our synfuel handling revenue.

Operating Costs by Segment

	Three Months Ended June 30,
	2006			2005
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate
Cost of coal sold	$102,197	18,934	—	84,988	5,977	—
Per ton	41.80	24.24	—	36.18	19.99	—

Depreciation, depletion and amortization	15,025	3,432	27	10,430	1,114	27
Per ton	6.15	4.39	—	4.44	3.73	—

Cost of Coal Sold

For the three months ended June 30, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $91.0 million in 2005 to $121.1 million in 2006. Our cost per ton of coal sold in the CAPP region increased from $36.18 per ton in the 2005 period to $41.80 per ton in the 2006 period. This $5.62 increase in cost per ton of coal sold was due to several factors. Labor and benefit costs increased by $2.43 per ton in the 2006 period primarily due to increased benefits, necessitated by a competitive job market in the coal industry. Variable costs increased by $3.15 per ton, primarily due to an increase in raw materials and maintenance and repair parts and the impact of increased regulatory scrutiny in 2006, which has impacted both our productivity and our overall mining costs. Sales related costs increased by $0.55 per ton primarily due to the increase in average sales price. The cost per ton of coal sold in the Midwest was $24.24 per ton in the 2006 period.

Depreciation, depletion and amortization

For the three months ended June 30, depreciation, depletion and amortization increased from $11.6 million in 2005 to $18.5 million in 2006. In the CAPP region, depreciation, depletion and amortization increased $4.6 million to $15.0 million or $6.15 per ton. This increase was due to capital expenditures which increased the depreciable asset base. In the Midwest, depreciation, depletion and amortization for the three months ended June 30, 2006 was $3.4 million or $4.39 per ton.

Selling, general and administrative

Selling, general and administrative expenses increased from $6.9 million for the six months ended June 30, 2006 to $7.5 million for the three months ended June 30, 2006. The increase was primarily due to an increase in bank charges of $0.6 million primarily related to fees associated with our Letter of Credit Facility.

Income Taxes

Our effective tax rate for the three months ended June 30, 2006 was 68%. Our effective income tax rate is impacted by percentage depletion. Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties. Because percentage depletion can be deducted in excess of cost depletion, it creates a permanent difference and directly impacts the effective tax rate. Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Six Months Ended June 30, 2006 Compared with the Six Months Ended June 30, 2005

The following tables show selected operating results for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 (in 000’s except per ton amounts). The variance in the results of our Midwest operations is primarily due to a full period of operating results being included in 2006 and the inclusion of only the period subsequent to May 31, 2005 (the date of the acquisition of Triad) in 2005.

	Six Months Ended June 30,
	2006		2005		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	6,627		4,876		36%
Revenues
Coal sales	$283,918	42.84	207,456	42.55	37%
Synfuel handling	2,934		3,732		(21)%
Cost of coal sold	240,377	36.27	171,907	35.26	40%
Depreciation, depletion and amortization	35,904	5.42	21,049	4.32	71%
Gross profit	10,571	1.60	18,232	3.74	(42)%
Selling, general and administrative	13,764	2.08	11,969	2.45	15%

Volume and Revenues by Segment

	Six Months Ended June 30,
	2006		2005
	CAPP	Midwest	CAPP	Midwest
Volume (tons)	4,929	1,698	4,577	299
Coal sales revenue	$237,295	46,623	199,415	8,041
Average sales price per ton	$48.16	27.46	43.57	26.89

Coal sales revenue for the six months ended June 30, increased from $207.5 million in 2005 to $283.9 million in 2006. This increase was due to an increase in both tons sold and the average sales price per ton in CAPP and a $38.6 million increase due to a full period of operations of Triad in 2006. For the six months ended June 30, 2006, the CAPP region sold approximately 3.8 million tons of coal under long-term contracts (78% of total CAPP sales volume) at an average selling price of $44.59 per ton. For the six months ended June 30, 2005, the CAPP region sold 3.9 million tons of coal under long term contracts (85% of total CAPP sales volume) at an average selling price of $40.25 per ton. For the six months ended June 30, 2006, the CAPP region sold 1.1 million tons of coal (22% of total CAPP sales volume) to the spot market at an average selling price of $60.65 per ton. For the six months ended June 30, 2005, the CAPP region sold approximately 685,000 tons (15% of total CAPP sales volume) to the spot market at an average selling price of $62.43 per ton.

In May 2006, the synfuel plants curtailed operations causing a reduction in our synfuel handling revenue.

Operating Costs by Segment

	Six Months Ended June 30,
	2006			2005
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate
Cost of coal sold	$202,092	38,285	—	165,930	5,977	—
Per ton	41.00	22.55	—	36.25	19.99	—

Depreciation, depletion and amortization	28,867	6,982	55	19,880	1,114	55
Per ton	5.86	4.11	—	4.34	3.73	—

Cost of Coal Sold

For the six months ended June 30, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $171.9 million in 2005 to $240.4 million in 2006. Our cost per ton of coal sold in the CAPP region increased from $36.25 per ton in the 2005 period to $41.00 per ton in the 2006 period. This $4.75 increase in cost per ton of coal sold was due to several factors. Labor and benefit costs increased by $2.15 per ton in the 2006 period primarily due to increased benefits, necessitated by a competitive job market in the coal industry. Variable costs increased by $2.00 per ton, primarily due to an increase in raw materials and maintenance and repair parts and the impact of increased regulatory scrutiny in 2006, which has impacted both our productivity and our overall mining costs. The cost per ton of coal sold in the Midwest was $22.55 per ton in the 2006 period.

Depreciation, depletion and amortization

For the six months ended June 30, depreciation, depletion and amortization increased from $21.0 million in 2005 to $35.9 million in 2006. In the CAPP region, depreciation, depletion and amortization increased $9.0 million to $28.9 million, or $5.86 per ton. This increase was due to capital expenditures which increased the depreciable asset base. In the Midwest, depreciation, depletion and amortization for the six months ended June 30, 2006 was $7.0 million, or $4.11 per ton.

Selling, general and administrative

Selling, general and administrative expenses increased from $12.0 million for the six months ended June 30, 2005 to $13.8 million for the six months ended June 30, 2006. The increase was primarily due to an increase in bank charges of $1.2 million.

Income Taxes

The six months ended June 30, 2006 includes a deferred income tax benefit of $1.3 million or $0.08 per fully diluted share due to a reduction in future state tax rates as enacted in 2005. Adjusted for the benefit for the reduction in state tax rates, our effective tax rate for the six months ended June 30, 2006 was 69%. Our effective income tax rate is impacted by percentage depletion. Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties. Because percentage depletion can be deducted in excess of cost depletion, it creates a permanent difference and directly impacts the effective tax rate. Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Liquidity and Capital Resources

As of June 30, 2006, our outstanding long term debt consists of $150 million of Senior Notes due on June 1, 2012 (the Senior Notes). The Senior Notes are unsecured and accrue interest at 9.375% per annum. Interest payments on the Senior Notes are required semi-annually. We may redeem the Senior Notes, in whole or in part, at any time on or after June 1, 2009 at redemption prices from 104.86% in 2009 to 100% in 2011. In addition, at any time prior to June 1, 2008, we may redeem up to 35% of the principal amount of the Senior Notes with the net cash proceeds of a public equity offering at a redemption price of 109.375%, plus accrued and unpaid interest to the redemption date.

The Senior Notes limit our ability, among other things, to pay cash dividends. In addition, if a change of control occurs (as defined in the Indenture), each holder of the Senior Notes will have the right to require us to repurchase all or a part of the Senior Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of repurchase.

We also have a Senior Secured Credit Facility consisting of a $25.0 million revolving credit facility (the Revolver) and a $75.0 million letter of credit facility (the Letter of Credit Facility). The Revolver matures on May 31, 2010 and the Letter of Credit Facility matures on November 30, 2011. The Senior Secured Credit Facility is secured by substantially all of the Company’s assets. We entered into Amendment No. 1 and Waiver to the Senior Secured Credit Facility on February 22, 2006 and Amendment No. 2 and Waiver to the Senior Secured Credit Facility on May 30, 2006 (collectively the Credit Amendments). The material terms of the Senior Secured Credit Facility and the Credit Amendments are described below.

Proceeds from the Revolver are available for working capital needs and other general corporate purposes.  The Revolver bears an interest rate per annum equal to a rate based on the our leverage ratio (the Applicable Rate) plus our option of either (i) the greater of (a) the prime rate or (b) the federal funds open rate plus 0.5% or (ii) a Euro Rate as defined in the credit agreement. The Applicable Rate ranges from 1.00% to 1.75% for borrowing based on the prime rate or federal funds open rate and 2.00% to 2.75% for borrowing based on the Euro Rate.  Pursuant to the Credit Amendments, the Applicable Rate was increased to 2.0% for borrowings based on the prime rate or federal funds open rate and 3.0% for borrowing based on the Euro rate for the period from February 22, 2006 to December 31, 2006. Subsequent to June 30, 2006, the Revolver interest rate was increased an additional 0.25% as a result of the Revolver debt no longer being rated at least B1 by Moody’s and B by S&P. The Revolver also requires a 0.5% commitment fee on the unused balance of the Revolver. As of June 30, 2006, we had $5.9 outstanding under our Revolver. The amount available under our Revolver is recalculated quarterly. As discussed below, as of June 30, 2006, we have $16.6 million of total availability under the Revolver (including the $5.9 million outstanding at June 30, 2006) until at least the end of the third quarter 2006 due to a requirement in the Revolver to maintain a maximum leverage ratio.

The Letter of Credit Facility does not constitute a loan to us and accordingly is not available for borrowing by us.  The Letter of Credit Facility supports the issuance of up to $75 million of letters of credit by us. We pay a 3.0% per annum fee on the full balance of the Letter of Credit Facility and an additional 0.25% annual fee on the average balance of letters of credit issued under the Letter of Credit Facility. Pursuant to the Credit Amendments, the per annum fee on the full balance of the Letter of Credit Facility was increased to 3.25% from February 22, 2006 to December 31, 2006.  Subsequent to June 30, 2006, the Letter of Credit fee was increased an additional 0.25% as a result of the Revolver debt no longer being rated at least B1 by Moody’s and B by S&P.

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

The Senior Secured Credit Facility and the Senior Notes contain financial covenants including a fixed charge coverage ratio, leverage ratio, senior secured leverage ratio and maximum annual limits on capital expenditures. Our debt covenants also prohibit payment of cash dividends. Our lower than expected operating results in the fourth quarter 2005 resulted in our being out of compliance with the fixed charge coverage ratio and the leverage ratio required by the Senior Secured Credit Facility as of December 31, 2005. The amendment to our Senior Secured Credit Facility dated February 22, 2006 waived these financial covenants as of December 31, 2005. The Credit Amendments also revised certain covenants during 2006 to levels that we project we will be able to comply with. We were in compliance with all of the financial covenants of the Senior Secured Credit Facility as of June 30, 2006. There can be no assurance, however, that we will achieve operating results for the remainder of 2006 that will cause us to continue to be in compliance with such covenants. If our projected results are not achieved, we may be forced to seek a further amendment to our credit facility.

As of June 30, 2006, we had cash on hand of approximately $0.7 million and $5.9 million outstanding under our Revolver. Although we were in compliance with all covenants under our $25 million Revolver as of June 30, 2006, we have $16.6 million of total availability under the Revolver until at least the end of the third quarter 2006 due to the maximum leverage ratio covenant in the Revolver. While we believe that our cash on hand, availability under our Revolver and cash generated from our operations will provide us with adequate liquidity through the end of the year, we may need to either amend the terms of the Revolver to increase the leverage ratio or secure other financing to fund our operations and service our debt through the remainder of 2006.

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

Our secondary source of cash is the Revolver. As discussed above, we believe that cash on hand, cash generated from our operating activities, and availability under the revolver component of our Senior Secured Credit Facility will be sufficient to meet our working capital needs, to fund our capital expenditures for existing operations and to meet our debt service obligations for the remainder of the year. Nevertheless, there are many factors beyond our control, including general economic and coal market conditions that could have a material adverse impact on our ability to meet our liquidity needs.

In the event that the sources of cash described above are not sufficient to meet our future cash requirements, we will need to reduce certain planned expenditures, seek additional financing, or both. If debt financing is not available on favorable terms, we may seek to raise funds through the issuance of our equity securities. If such actions are not sufficient, we may need to limit our growth, reduce or curtail some of our operations to levels consistent with the constraints imposed by our available cash flow, or both. Our ability to seek additional debt or equity financing may be limited by our existing and any future financing arrangements, economic and financial conditions, or both. In particular, our Senior Notes and Senior Secured Credit Facility restrict our ability to incur additional indebtedness. We cannot provide assurance that any reductions in our planned expenditures or in our expansion would be sufficient to cover shortfalls in available cash or that additional debt or equity financing would be available on terms acceptable to us, if at all.

Other than ordinary course of business expenses and capital expenditures for existing mines during the next several years, our only large expected uses of cash are discussed below in the “Project Development” section. We expect that such expenditures will be funded through cash on hand; cash generated by operations and from borrowings from our Senior Secured Credit Facility.

Net cash provided by operating activities reflects net income or loss adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash provided by operating activities was $23.5 million for the six months ended June 30, 2006, and net cash provided by operating activities was $26.3 million for the six months ended June 30, 2005.

Net cash used by investing activities decreased $59.2 million to $37.5 million for the six months ended June 30, 2006 as compared to the same period in 2005. The change was primarily due to $59.0 million of cash used in 2005 for the acquisition of Triad. Capital expenditures increased by $5.0 million to $37.9 million as compared to 2005. Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations.

Net cash provided by financing activities was $5.7 million for the six months ended June 30, 2006 and was primarily due to borrowing under our Revolver. For the six months ended June 30, 2005, we had $92.5 million of cash provided by financing activities. The cash provided by financing in the six months ended June 30, 2005 was primarily the result of the completion of the concurrent stock and note offerings, net of the repayment of our previous debt and offering costs.

Reserves

Marshall Miller & Associates, Inc. (MM&A) prepared a detailed study of our CAPP reserves as of March 31, 2004 based on all of our geologic information, including our updated drilling and mining data. MM&A completed their report on our CAPP reserves in June 2004. In connection with our acquisition of Triad, MM&A also prepared a detailed study of our Midwest reserves as of February 1, 2005, based on similar data from Triad.  MM&A completed their report on our Midwest reserves in March 2005. The coal reserve studies conducted by MM&A were planned and performed to obtain reasonable assurance of the subject demonstrated reserves.  In connection with the studies, MM&A prepared reserve maps and had certified professional geologists develop estimates based on data supplied by us and Triad using standards accepted by government and industry. We have used MM&A’s March 31, 2004 study as the basis for our current internal estimate of our Central Appalachia reserves and MM&A’s February 1, 2005 study as the basis for our current internal estimate of our Midwest reserves.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through June 30, 2006, we estimate that, as of June 30, 2006, we controlled approximately 233.7 million tons of proven and probable coal reserves in the CAPP region and 41.7 million tons of proven and probable coal reserves in the Midwest region.  The following table provides additional information regarding changes to our reserves since December 31, 2005 (in millions of tons):

	CAPP	Midwest	Total
Proven and Probable Reserves, as of December 31, 2005 (1)	241.6	20.2	261.8
Coal Extracted	(4.6)	(1.6)	(6.2)
Acquisitions (2)	—	23.1	23.1
Divesture (3)	(6.2)	—	(6.2)
Adjustments (4)	2.9	—	2.9
Proven and Probable Reserves, as of June 30, 2006	233.7	41.7	275.4

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

(2) Represents estimated reserves on leases entered into or properties acquired during the relevant period.  We calculated the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A.

(3) Represents changes in reserves due to expired leases.

(4) Represents changes in reserves due to additional information obtained from exploration activities, production activities or discovery of new geologic information. We calculated the adjustments to the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A.

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

The Company has elected the modified prospective transition method as permitted by SFAS 123R. Prior periods have not been restated to reflect the impact of stock option expense. Stock option expense will be recorded for all newly granted or modified options, as well as unvested stock options that are expected to vest over the service period beginning on January 1, 2006. Stock option expense is generally recognized on a straight-line basis over the stated vesting period. The Company expensed $107,000 related to stock options in the six months ended June 30, 2006. The adoption of SFAS 123R did not impact the Company’s remaining unvested stock-based compensation.

Prior to the adoption of SFAS 123R the Company recorded in equity the deferred stock based compensation associated with outstanding unvested restricted stock. Upon adoption of SFAS 123R in January 2006, the deferred stock based compensation was reclassified to paid in capital.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires companies to recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We believe that adopting FIN 48 will have an immaterial impact on our financial statements.

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

EBITDA is also a measure used by management to measure operating performance. We define EBITDA as net income plus interest expense (net), income tax expense (benefit) and depreciation, depletion and amortization, to better measure our operating performance. We regularly use EBITDA to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. In addition, we use EBITDA in evaluating acquisition targets. EBITDA is not a recognized term under GAAP and is not an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or an alternative to cash flow from operating activities as a measure of operating liquidity.

In the selling, general and administrative area, we closely monitor the gross dollars spent per mine operation and in support functions. We also regularly measure our performance against our internally-prepared budgets.

Trends In Our Business

Recently, demand has slowed for coal which has led to a softening in coal prices. However, coal prices still remain historically high and we continue to expect coal prices to remain near their current levels in the near term. Historically high coal prices have caused an increase in production that has resulted in downward pressures on coal prices. We believe that the impact of this increase in production will be offset by the need of utilities to rebuild diminished coal inventories resulting from service difficulties that the major railroads have experienced. Any effort by the utilities to rebuild their inventory positions should absorb a portion of any increased coal production. Continuing difficulties with rail transportation in Central Appalachia may also have an impact on increased production and market pricing. If marginal increases in the production of coal cannot be delivered to the utility customers by rail in a timely manner, the depressing effect of the increased production on market prices will be reduced. In addition, any new coal production would likely require additional permits, labor and equipment, which are currently difficult and time consuming to obtain.

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

Our costs of production have increased over the comparable period in the prior year. We expect the higher costs to continue for the next several years, due to a highly competitive market for a limited supply of skilled mining personnel, increased regulatory oversight and continued high costs in worldwide commodity markets.

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At June 30, 2006, we had $107.7 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $63.1 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $4.3 million. Recently, surety bond costs have increased, while the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations. At June 30, 2006, we had $51.0 million of letters of credit outstanding. The letters of credit were issued under our Letter of Credit Facility.

Critical Accounting Estimates

Overview

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. U.S. generally accepted accounting principles require estimates and judgments that affect reported amounts for assets, liabilities, revenues and expenses. The estimates and judgments we make in connection with our consolidated financial statements are based on historical experience and various other factors we believe are reasonable under the circumstances. Note 1 of the notes to the condensed consolidated financial statements and to our annual consolidated financial statements filed on Form 10-K list and describe our significant accounting policies. The following critical accounting policies have a material affect on amounts reported in our condensed consolidated financial statements.

Workers’ Compensation

Our most significant long-term obligation is the obligation to provide workers’ compensation benefits. We are liable under various state statutes for providing workers’ compensation benefits. To fulfill these obligations, we have used self-insurance programs with varying excess insurance levels, and, since June 7, 2002, a high-deductible, fully insured program. The high deductible, fully insured program is comparable to a self-insured program where the excess insurance threshold equals the deductible level. In June of 2005, we became self insured for workers’ compensation for our operations in Kentucky.

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs. The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.1% at December 31, 2005. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.1% to 4.1%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $3.1 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of June 30, 2006 was $52.5 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.1% at December 31, 2005. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.1% to 4.1%, all other things being equal, the present value of our black lung obligation would increase by approximately $6.9 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of June 30, 2006 was $28.0 million.

Defined Benefit Pension

The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate, future rate of increase in compensation levels and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments. We used a 5.25% discount rate to determine the obligation at December 31, 2005 and the expense for the periods ended June 30, 2006. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.25% to 4.25%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $11.2 million. The rate of increase in compensation levels is determined based upon our long-term plans for such increases. The rate of increase in compensation levels used to determine the expense for the periods ended June 30, 2006 was 4.0%. The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the periods ended June 30, 2006. Significant changes to these rates would introduce substantial volatility to our pension expense. Our accrued pension obligation as of June 30, 2006 was $11.6 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. U.S generally accepted accounting principles require that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is based on interest rates of bonds with maturities similar to the estimated future cash flow. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under U.S. generally accepted accounting principles, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. U.S. generally accepted accounting principles recognize that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of June 30, 2006 was $28.0 million.

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

Income Taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes (SFAS 109), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income. We have also considered, but not relied upon, tax planning strategies in determining the deferred tax asset that will ultimately be realized. If actual results differ from the assumptions made in the evaluation of the amount of our valuation allowance, we would record a change in valuation allowance through income tax expense in the period such determination is made.

As of June 30, 2006, we had no valuation allowance recorded for deferred tax assets.

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

Based on average employment of production personnel in Central Appalachia, our gross turnover has been approximately 23.6% during the twelve months ended June 30, 2006. Our net turnover in Central Appalachia during this period, after considering employees that have left and been rehired, is approximately 15.9%. We believe that our retention of employees is equal to, or better than, other coal mining companies in our operating area.

Sales Commitments

As of June 30, 2006, we had the following contractual commitments to ship coal at a fixed and known price (tons in 000’s):

	Remaining 2006		2007		2008		2009
	Average Price Per Ton	Tons	Average Price Per Ton	Tons	Average Price Per Ton	Tons	Average Price Per Ton	Tons
CAPP	$47.29	4,767	$43.78	3,416	$49.09	1,000	—	—
Midwest (a) (b)	$26.96	1,793	$24.77	1,250	$25.24	1,250	$25.75	1,250

(a)
Certain contracts in the Midwest include a customer option to increase or decrease the stated tons in the contract. We have included option tons that we believe will be exercised based on current market prices. The prices for the Midwest in years 2007 to 2009 are minimum base price amounts that will be adjusted for fuel escalators. The escalators in 2006 associated with the tons committed for 2007 to 2009 range from $3.15 to $3.37. However, there can be no assurance that future adjustments will be comparable to those received in 2006.

(b)	The Midwest average price per ton for 2006, includes an adjustment to a contract that transfered the responsibility for shipping costs to the customer.

Project Developments

We continue to pursue our strategic plan of achieving balance between mining methods (underground and surface) and coal basins (CAPP and Midwest). The Company believes that this strategy will result in greater stability and visibility in operating and financial performance.  During the second quarter we added reserves in the Midwest (see below) and continued to develop our CAPP surface mine reserves.  The Company remains on schedule to open a third company operated surface mine in the CAPP region during the fourth quarter of 2006.

Additionally, we completed our preparation plant upgrade to our Leatherwood Plant at the Blue Diamond mine complex during the second the quarter of 2006.  We believe that this project will increase the output of clean coal from the plant by 1.5% to 2%.

Midwest Reserve and Rail Loadout Facility

During the second quarter of 2006, we added 23.1 million tons to our reserves in the Midwest.  These reserves which are all located in close proximity to our existing operations in the Midwest will more than double our total Midwest reserves to 41.7 million tons.   We also completed the acquisition of a rail loadout facility in the Midwest.  The rail loadout facility will allow us to increase our shipments to existing customers in the Midwest.  The rail loadout facility will also give us the flexibility to ship coal by rail to potential customers located in other market regions. Through connecting rail service, we will be able to ship coal on both the CSX and the Norfolk Southern rail networks.

Other Developments

In response to the mining disasters in West Virginia and Kentucky, a series of laws and regulations have been enacted including the Mine Improvement and New Emergency Response Act of 2006 (Miner Act).  We are still evaluating the impact of these laws and regulations on our operations but estimate that the capital expenditures and operating costs to comply with these new laws and regulations will be approximately $10 million over the next several years.

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

We wish to caution readers that forward-looking statements, including disclosures which use words such as “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, and similar statements, are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, the following: a change in the demand for coal by electric utility customers; the loss of one or more of our largest customers; our dependency on one railroad for transportation of a large percentage of our products; failure to exploit additional coal reserves; failure to diversify our operations; increased capital expenditures; increased compliance costs; lack of availability of financing sources; the effects of regulation and competition; the failure to successfully integrate the Triad mining complex into our overall operations; and the risk factors set forth in this Form 10-Q under Part II - Item 1A “Risk Factors.” Those are representative of factors that could affect the outcome of the forward-looking statements. These and the other factors discussed elsewhere in this document are not necessarily all of the important factors that could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our $150 million Senior Notes have a fixed interest rate and are not sensitive to changes in the general level of interest rates. The revolver component of our Senior Secured Credit Facility has floating interest rates based on our leverage ratio (the Applicable Rate) plus the Company’s option of either (i) the greater of (a) the prime rate or (b) the federal funds open rate plus 0.5% or (ii) a Euro Rate as defined in the credit agreement. As of June 30, 2006, we had $5.9 million outstanding under the term component of the Senior Secured Credit Facility. We do not expect to use interest rate swaps to manage this risk. A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Senior Secured Credit Facility.

We manage our commodity price risk associated with the sale of coal through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments. The percentage of our sales pursuant to long-term contracts was approximately 76% for the six months ended June 30, 2006.

All of our transactions are denominated in U.S. dollars, and, as a result, we do not have material exposure to currency exchange-rate risks.

We are not engaged in any foreign currency exchange rate or commodity price-hedging transactions and we have no trading market risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Accounting Officer (CAO) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

There were no other changes in our internal control over financial reporting during the three months ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to a number of legal proceedings incidental to our normal business activities, including a large number of workers’ compensation claims. While we cannot predict the outcome of these proceedings, in our opinion, any liability arising from these matters individually and in the aggregate should not have a material adverse effect on our consolidated financial position, cash flows or results of operations.

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

We derived 88% of our revenues (contract and spot) for the six months ended June 30, 2006 and 81% of our total revenues in 2005 from our electric utility customers. Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities). All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

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

Increases in transportation costs could have an adverse effect on demand for our coal. Customers choose coal supplies based, primarily, on the total delivered cost of coal. Any increase in transportation costs would cause an increase in the total delivered cost of coal. That could cause some of our customers to seek less expensive sources of coal or alternative fuels to satisfy their energy needs. In addition, significant decreases in transportation costs from other coal-producing regions, both domestic and international, could result in increased competition from coal producers in those regions. For instance, coal mines in the western United States could become more attractive as a source of coal to consumers in the eastern United States. if the costs of transporting coal from the West were significantly reduced.

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

The coal industry is also affected by significant legislation mandating specified benefits for retired miners. In addition, the utility industry, which is the most significant end user of coal, is subject to extensive regulation regarding the environmental impact of its power generating activities. Coal contains impurities, including sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. Stricter environmental regulations of emissions from coal-fired electric generating plants could increase the costs of using coal, thereby reducing demand for coal as a fuel source or the volume and price of our coal sales, or making coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

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

Prior to placing excess fill material in valleys, coal mining companies are required to obtain a permit from the U.S. Army Corps of Engineers under Section 404 of the Clean Water Act. The permit can be either a simplified Nation Wide Permit #21 (NWP 21) or a more complicated individual permit. On July 8, 2004, U.S. District Judge Joseph R. Goodwin of the Southern District of West Virginia, Huntington Division found that NWP 21 is in violation of the Clean Water Act. This ruling applied only to certain counties in southern West Virginia (where we do not now operate) and did allow permits to continue to be issued under the more costly and time consuming individual permit process. On November 23, 2005, the 4th Circuit U.S. Court of Appeals completely reversed Judge Goodwin and held that NWP 21 are valid permits.

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

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Under U.S. generally accepted accounting principles we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. Specifically, the fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At June 30, 2006, we had accrued $28.0 million related to estimated mine reclamation costs. These amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

For the six months ended June 30, 2006, we generated approximately 75% of our total revenues from several long-term contracts with electrical utilities, including 25% from our largest customer, Georgia Power Company, and 14% from South Carolina Public Service Authority. At June 30, 2006, we had coal supply agreements with these customers that expire in 2006 to 2008. The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

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

In addition to coal we produce from our Company-operated mines, we have mines that typically are operated by independent contract mine operators, and we purchase coal from third parties for resale. For 2006, we anticipate approximately 6% of our total production will come from mines operated by independent contract mine operators and approximately 4% of our total coal sold will come from third party purchased coal sources. Operational difficulties, changes in demand for contract mine operators from our competitors and other factors beyond our control could affect the availability, pricing and quality of coal produced for us by independent contract mine operators. The demand for contract mining companies has increased significantly due to the current strong market prices for coal from Central Appalachia. Disruptions in supply, increases in prices paid for coal produced by independent contract mine operators or purchased from third parties, or the availability of more lucrative direct sales opportunities for our purchased coal sources could increase our costs or lower our volumes, either of which could negatively affect our profitability.

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

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. As of June 30, 2006, we had outstanding surety bonds with third parties for post-mining reclamation totaling $63.1 million. Furthermore, we have surety bonds for an additional $40.3 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations. Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit or other assurances of payment. However, letters of credit can be significantly more costly to us than surety bonds. The issuance of letters of credit under our senior secured credit facility also reduces amounts that we can borrow under our senior secured credit facility for other purposes. If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may be negatively affected.

We have significant unfunded obligations for long-term employee benefits for which we accrue based upon assumptions, which, if incorrect, could result in us being required to expend greater amounts than anticipated.

We are required by law to provide various long-term employee benefits. We accrue amounts for these obligations based on the present value of expected future costs. We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations. At June 30, 2006, the current and non-current portions of these obligations included $28.0 million for coal workers’ black lung benefits and $52.5 million for workers’ compensation benefits.

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

We provide pension benefits to eligible employees. As of December 31, 2005, we estimated that our pension plan was underfunded by approximately $18.8 million. As of the same date, we had long-term pension obligations of $13.6 million, with the difference between that amount and the underfunded amount due to unamortized actuarial losses. Our long-term pension obligation was $11.6 million at June 30, 2006. If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated. The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

As a result of our lower than expected operating results in the fourth quarter 2005, we were not in compliance with the fixed charge coverage ratio and the leverage ratio required by our Senior Secured Credit Facility as of December 31, 2005. We entered into an amendment to the facility in February 2006 that brought us into compliance with all of these financial covenants as of December 31, 2005 and along with another amendment to the facility in May 2006 revised certain covenants during 2006. We believe that we will be in compliance with these amended covenants for 2006 based on our projected operating results for the remainder of 2006. There can be no assurance, however, that these projected operating results will be achieved. If we do not achieve our projected results, we may be forced to seek an additional amendment to our credit facility.

Although we were in compliance with all covenants under our $25 million Revolver as of June 30, 2006, we have $16.6 million (including the $5.9 million outstanding at June 30, 2006) of availability under the Revolver until at least the end of the third quarter of 2006 due to a requirement in the Revolver to maintain a maximum leverage ratio. While we believe that our cash on hand and cash generated from our operations will provide us with adequate liquidity for the rest of the year, we may need to either amend the terms of the revolver to increase the leverage ratio or secure other financing to fund our operations and service our debt through the remainder of 2006.

In the event of a default, our lenders could terminate their commitments to us and declare all amounts borrowed, together with accrued interest and fees, immediately due and payable. If this were to occur, we might not be able to pay these amounts or we might be forced to seek an additional amendment to our debt agreements which could make the terms of these agreements more onerous for us and require the payment of amendment or waiver fees. Failure to comply with these restrictions, even if waived by our lenders, also could adversely affect our credit ratings, which could increase our costs of debt financings and impair our ability to obtain additional debt financing.

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

We supply coal to a third party synfuel plant and receive fees for the handling, shipping and marketing of the synfuel product. Synfuel is a synthetic fuel product that is produced by chemically altering coal. In 2005, 2% of our total revenues came from synfuel handling, shipping and marketing revenues. Sales of the fuel processed through these types of facilities are eligible for non-conventional fuels tax credits under Section 29 of the Internal Revenue Code. The owner of the facility that we supply with coal has obtained a Private Letter Ruling (“PLR”) from the Internal Revenue Service confirming that the facility produces a qualified fuel eligible for Section 29 tax credits. The Section 29 tax credit program is scheduled to expire on December 31, 2007. There is a risk that the IRS could modify or disallow the Section 29 tax credit, or (in certain circumstances related to the market price of oil), terminate the credit earlier than expected, making operation of the synfuel plant unprofitable. Additionally, current market prices of oil have caused the synfuel plants to cease operations due to an expected loss of the Section 29 tax credit. For as long as the synfuel plants remain closed, we will not receive the handling, shipping and marketing fees for our services, which may negatively affect our profitability.

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

Our southern Indiana mining complex currently has rights to proven and probable reserves that we believe will be exhausted in approximately 11.9 years at 2005 levels of production, compared to our current Central Appalachia mining complexes, which have reserves that we believe will last an average of approximately 28 years at 2005 levels of production. We intend to increase our reserves in southern Indiana by acquiring rights to additional exploitable reserves that are either adjacent to or nearby our current reserves. If we are unable to successfully acquire such rights on acceptable terms, or if our exploration or acquisition activities indicate that such coal reserves or rights do not exist or are not available on acceptable terms, our production and revenues will decline as our reserves in that region are depleted. Exhaustion of reserves at particular mines also may have an adverse effect on our operating results that is disproportionate to the percentage of overall production represented by such mines.

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

The recent mine disasters in West Virginia and other states have led to the enactment of significant new federal and state laws and regulations relating to safety in underground coal mines.  These laws and regulations include requirements for constructing and maintaining caches for the storage of additional self-contained self rescuers throughout underground mines; constant tracking of personnel in the mines; installing cable lifelines from the mine portal to all sections of the mine to assist in emergency escape; submission and approval of emergency response plans; and new and additional safety training.  Additionally, new requirements for the prompt reporting of accidents and increased fines and penalties for violation of these and existing regulations have been implemented.  These new laws and regulations will cause us to incur additional costs, which will adversely impact our operating performance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have made no sales of unregistered securities during the period covered by this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains information about purchases by us of our equity securities during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1-31, 2006(a)	67,253	$32.70	N/A	N/A

(a)
The “Total Number of Shares Purchased” column consists of shares that were purchased to satisfy the statutory minimum tax withholding requirements in connection with the vesting of restricted shares pursuant to our 2004 Equity Incentive Plan.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

A copy of the James River Coal Company Severance and Retention Plan is attached as Exhibit 10.12 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:	Exhibit
James River Coal Company Severance and Retention Plan.	10.12
Amendment No. 2 and Waiver dated as of May 30, 2006 to the Credit Agreement dated as of May 31, 2005 and amended on February 22, 2006 among the registrant and the other parties thereto	10.13
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1
Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2

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

August 9, 2006