Form 10-Q
period 2006-09-30
James River Coal CO
filed 2006-11-09
CIK 1297720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes    ☒             No    ☐

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of November 1, 2006 was 16,691,536.

FORM 10-Q INDEX

		Page
	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005	5

	Condensed Consolidated Statements of Operations for the nine months ended September 30, 2006 and 2005	6

	Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss for the nine months ended September 30, 2006 and the year year ended December 31, 2005	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.	35

Item 4.	Controls and Procedures.	35

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings.	36

Item 1A.	Risk Factors.	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	48

Item 3.	Defaults Upon Senior Securities.	48

Item 4.	Submission of Matters to a Vote of Security Holders.	48

Item 5.	Other Information.	48

Item 6.	Exhibits.	49

	SIGNATURES	50

Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

PART I     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2006	December 31, 2005
Assets	(Unaudited)

Current assets:
Cash	$1,813	8,936
Receivables:
Trade	46,382	35,326
Other	416	1,099
Total receivables	46,798	36,425
Inventories:
Coal	8,638	7,481
Materials and supplies	7,282	6,536
Total inventories	15,920	14,017
Prepaid royalties	4,220	4,213
Other current assets	6,476	4,126
Total current assets	75,227	67,717
Property, plant, and equipment, at cost:
Land	6,829	6,142
Mineral rights	194,847	194,824
Buildings, machinery and equipment	254,480	207,558
Mine development costs	19,975	16,380
Construction-in-progress	450	7,438
Total property, plant, and equipment	476,581	432,342
Less accumulated depreciation, depletion, and amortization	125,524	72,342
Property, plant and equipment, net	351,057	360,000
Goodwill	26,492	28,048
Other assets	19,936	16,904
Total assets	$472,712	472,669

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2006	December 31, 2005
Liabilities and Shareholders’ Equity	(Unaudited)

Current liabilities:
Amount outstanding under Revolver (note 2)	$11,393	—
Accounts payable	36,650	32,855
Accrued salaries, wages, and employee benefits	5,656	4,289
Workers’ compensation benefits	10,050	10,050
Black lung benefits	2,930	2,930
Accrued taxes	4,715	4,215
Accrued interest	5,763	1,851
Other current liabilities	6,268	5,404
Total current liabilities	83,425	61,594
Long-term debt, less current maturities (note 2)	150,000	150,000
Other liabilities:
Noncurrent portion of workers’ compensation benefits	42,418	42,231
Noncurrent portion of black lung benefits	25,538	24,352
Pension obligations	11,115	13,598
Asset retirement obligations	27,210	24,930
Deferred income taxes	30,630	44,240
Other	1,079	457
Total liabilities	371,415	361,402
Commitments and contingencies (note 4)
Shareholders' equity
Preferred Stock, $1.00 par value. Authorized 10,000,000 shares	—	—
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 16,707,286 and 16,652,681, respectively	167	167
Paid-in-capital	123,104	135,923
Deferred stock-based compensation	—	(13,226)
Accumulated deficit	(21,564)	(11,187)
Accumulated other comprehensive loss	(410)	(410)
Total shareholders’ equity	101,297	111,267
Total liabilities and shareholders’ equity	$472,712	472,669

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005

Revenues	$138,107	122,937
Cost of sales:
Cost of coal sold	121,389	106,074
Depreciation, depletion and amortization	19,220	14,769
Total cost of sales	140,609	120,843
Gross profit (loss)	(2,502)	2,094
Selling, general and administrative expenses	7,959	6,651
Total operating loss	(10,461)	(4,557)
Interest expense (note 2)	4,221	3,935
Interest income	(177)	(80)
Miscellaneous income, net	(191)	(276)
Total other expense, net	3,853	3,579
Loss before income taxes	(14,314)	(8,136)
Income tax benefit	(5,900)	(5,936)
Net loss	$(8,414)	(2,200)
Loss per common share (note 5)
Basic loss per common share	$(0.53)	(0.14)
Shares used to calculate basic loss per share	15,899	15,766
Diluted loss per common share	$(0.53)	(0.14)
Shares used to calculate diluted loss per share	15,899	15,766

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Revenues	$424,959	334,125
Cost of sales:
Cost of coal sold	361,766	277,981
Depreciation, depletion and amortization	55,124	35,818
Total cost of sales	416,890	313,799
Gross profit	8,069	20,326
Selling, general and administrative expenses	21,723	18,620
Total operating income (loss)	(13,654)	1,706
Interest expense (note 2)	12,117	9,040
Interest income	(279)	(140)
Charges associated with repayment of debt	—	2,524
Miscellaneous income, net	(628)	(692)
Total other expense, net	11,210	10,732
Loss before income taxes	(24,864)	(9,026)
Income tax benefit	(14,487)	(6,118)
Net loss	$(10,377)	(2,908)
Loss per common share (note 5)
Basic loss per common share	$(0.66)	(0.20)
Shares used to calculate basic loss per share	15,829	14,681
Diluted loss per common share	$(0.66)	(0.20)
Shares used to calculate diluted loss per share	15,829	14,681

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’
Equity and Comprehensive Loss
(in thousands)
(unaudited)

	Common stock shares	Common stock par value	Paid-in-capital	Deferred stock based compensation	Accumulated deficit	Accumulated other comprehensive income (loss)	Total

Balances, December 31, 2004	14,716	$147	71,784	(7,540)	1,151	43	65,585
Net loss	—	—	—	—	(12,338)	—	(12,338)
Minimum pension liability adjustment, net						(410)	(410)
Reclassification adjustment on sale of marketable securities	—	—	—	—	—	(43)	(43)
Comprehensive loss							(12,791)
Issuance of restricted stock awards, net of forfeitures	132	2	8,073	(8,075)	—	—	—
Issuance on common stock net of offering costs of $3,696	1,500	15	45,039	—	—	—	45,054
Common stock issued in acquisition (Note 8)	338	3	10,997	—	—	—	11,000
Repurchase of shares for tax withholding	(36)	—	(1,158)				(1,158)
Tax benefit on vested shares of restricted stock	—	—	1,058	—	—	—	1,058
Stock based compensation	—	—	—	2,389	—	—	2,389
Exercise of stock options	3	—	93	—	—	—	93
Capital contribution, net of tax	—	—	37	—	—	—	37
Balances, December 31, 2005	16,653	167	135,923	(13,226)	(11,187)	(410)	111,267
Adoption of SFAS 123R (Note 1)	—	—	(13,226)	13,226	—	—	—
Net loss and comprehensive loss	—	—	—	—	(10,377)	—	(10,377)
Issuance of restricted stock awards, net of forfeitures	123	1	(1)	—	—	—	—
Repurchase of shares for tax withholding	(69)	(1)	(2,199)	—	—	—	(2,200)
Stock based compensation	—	—	2,607	—	—	—	2,607
Balances, September 30, 2006	16,707	$167	123,104	—	(21,564)	(410)	101,297

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Cash flows from operating activities:
Net loss	$(10,377)	(2,908)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	55,124	35,818
Accretion of asset retirement obligations	1,556	1,085
Amortization of deferred financing costs	957	597
Amortization of deferred stock-based compensation	2,607	1,854
Deferred income tax benefit	(12,054)	(6,117)
(Gain) loss on sale or disposal of property, plant, and equipment	(208)	80
Write-off of deferred financing costs	—	1,733
Changes in operating assets and liabilities:
Receivables	(10,373)	(616)
Inventories	(1,903)	(7,815)
Prepaid royalties and other current assets	(2,357)	2,509
Other assets	(3,989)	(312)
Accounts payable	3,795	5,452
Accrued salaries, wages, and employee benefits	1,367	(22)
Accrued taxes	(1,700)	(433)
Other current liabilities	4,717	5,834
Workers’ compensation benefits	187	1,152
Black lung benefits	1,186	850
Pension obligations	(2,483)	(2,268)
Asset retirement obligation	(744)	(788)
Other liabilities	852	(66)
Net cash provided by operating activities	26,160	35,619
Cash flows from investing activities:
Additions to property, plant, and equipment	(51,094)	(56,108)
Payments for acquisitions, net of cash acquired	—	(59,404)
Proceeds from sale of property, plant, and equipment	6,676	238
Increase in restricted cash	—	8,404
Net cash used in investing activities	(44,418)	(106,870)
Cash flows from financing activities:
Proceeds from borrowings under long-debt	—	150,000
Repayment of long-term debt	—	(95,468)
Borrowings under Revolver, net	11,393	—
Net proceed from issuance of common stock	—	45,054
Principal payments under capital lease obligations	(258)	(289)
Capitalized deferred financing costs	—	(7,866)
Capitalized contribution and proceeds from stock options exercised	—	110
Net cash provided by financing activities	11,135	91,541
Increase (decrease) in cash	(7,123)	20,290
Cash at beginning of period	8,936	3,879
Cash at end of period	$1,813	24,169

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)   Summary of Significant Accounting Policies and Other Information

Description of Business and Principles of Consolidation

James River Coal Company and its wholly owned subsidiaries (Company) mine, processes and sells bituminous steam- and industrial-grade coal. The Company’s Central Appalachian segment has five operating subsidiaries located in eastern Kentucky and its Midwest segment has one operating subsidiary located in southern Indiana. Substantially all coal sales and accounts receivable relate to the electric utility and industrial markets.

The interim condensed consolidated financial statements include the accounts of the Company. The interim condensed consolidated financial statements of James River Coal Company and subsidiaries presented in this report are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2005. The balances presented as of or for the year ended December 31, 2005 are derived from the Company’s audited consolidated financial statements.

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

Reclamation Costs

Asset retirement obligations are recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows, in the period in which it is incurred. The estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed is reviewed periodically by the Company’s management and engineers. In estimating future cash flows, the Company considers the estimated current cost of reclamation and applies inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on behalf of the Company. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Accretion expense is included in cost of produced coal. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount paid, a gain or loss upon settlement is incurred. At September 30, 2006 and December 31, 2005, the Company had accrued $29.1 million and $26.8 million respectively, related to estimated mine reclamation costs.

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

Revenue Recognition

Revenues include sales to customers of Company-produced coal and coal purchased from third parties. The Company recognizes revenue from the sale of Company-produced coal and coal purchased from third parties at the time delivery occurs and risk of loss passes to the customer, which is either upon shipment or upon customer receipt of coal based on contractual terms. Also, the sales price must be determinable and collection reasonably assured.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The income tax benefit for the nine months ended September 30, 2006 includes a deferred income tax benefit of $1.3 million or $0.08 per basic and fully diluted share due to a reduction in future state tax rates as enacted in 2005. Management evaluated the quantitative and qualitative impact of this adjustment, individually and in the aggregate, on previously reported periods, on the current fiscal period and on earnings taken as a whole. Based upon this evaluation, management concluded that the adjustment is not material to the Company’s financial statements taken as a whole. Adjusted for the benefit for the reduction in state tax rates, our effective tax rate for the nine months ended September 30, 2006 is 53%.

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

Equity-Based Compensation Plan

The Company adopted Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123R), on January 1, 2006, using the modified prospective method. Prior to 2006, the Company accounted for stock based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” as permitted under SFAS 123, “Accounting for Stock-Based Compensation.” Accordingly, compensation costs for stock options granted to employees were not recognized in the condensed consolidated statements of operations as the exercise price of options granted was equal to or greater than the market value of the stock at the date of grant. The company provided pro forma earning and earnings per share amounts as if stock option expense had been recognized based on fair value in the footnotes, as required.

The Company has elected the modified prospective transition method as permitted by SFAS 123R. Prior periods have not been restated to reflect the impact of stock option expense. Stock option expense will be recorded for all newly granted or modified options, as well as, unvested stock options that are expected to vest over the service period beginning on January 1, 2006. Stock option expense is generally recognized on a straight-line basis over the stated vesting period. The Company expensed $174,000 related to stock options in the nine months ended September 30, 2006. The adoption of SFAS 123R did not impact the accounting for the Company’s remaining unvested stock-based compensation.

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

In September 2006, the Financial Accounting Standards Board issued FASB No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 focuses primarily on balance sheet reporting for the funded status of benefit plans and requires recognition of benefit liabilities for under-funded plans and benefit assets for over-funded plans, with offsetting impacts to shareholders equity. These changes are required to be adopted prospectively, effective with the Company’s December 31, 2006 consolidated financial statements. The Company’s pension plan is in a net under-funded position and therefore the Company will recognize incremental retirement benefit liabilities on adoption. We have not yet quantified these amounts. The new rules will also require companies to measure benefit plan assets and liabilities and determine the discount rate for subsequent year expense recognition as of the balance sheet date for financial reporting purposes, thus eliminating the opportunity to use a measurement date up to 90 days prior to the balance sheet date. The effective date for this change is delayed until year-end 2008. The Company currently uses an October 1 measurement date and will adopt a December 31 when required. Switching to the new measurement date will require a one-time adjustment to retained earnings per the transition guidance in SFAS 158. None of the changes prescribed by SFAS 158 will impact the Company’s results of operations or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal 2006 presentations.

(2)  Long Term Debt and Interest Expense

Long-term debt is as follows (amounts in 000’s):

	September 30, 2006	December 31, 2005
Senior Notes	$150,000	$150,000
Senior Secured Credit Facility – Revolver	11,393	—
Total long-term debt	161,393	150,000
Less amounts classified as current	11,393	—
Total long-term debt, less current maturities	$150,000	$150,000

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

Senior Secured Credit Facility

Concurrent with the Senior Notes and equity offering, the Company entered into a Senior Secured Credit Facility consisting of a $25.0 million revolving credit facility (the Revolver) and a $75.0 million letter of credit facility (the Letter of Credit Facility).  The Revolver matures on May 31, 2010 and the Letter of Credit Facility matures on November 30, 2011.  The Senior Secured Credit Facility is secured by substantially all of the Company’s assets. The Company entered into Amendment Number 1 and Waiver to the Senior Secured Credit Facility on February 22, 2006, Amendment Number 2 and Waiver to the Senior Secured Credit Facility on May 30, 2006 and Amendment Number 3 and Waiver to the Senior Secured Credit Facility on November 7, 2006 (collectively the Credit Amendments).

Proceeds from the Revolver are available for working capital needs and other general corporate purposes.  The Revolver bears an interest rate per annum equal to a rate based on the Company’s leverage ratio (the Applicable Rate) plus the Company’s option of either (i) the greater of (a) the prime rate or (b) the federal funds open rate plus 0.5% or (ii) a Euro Rate as defined in the credit agreement. The Applicable Rate ranges from 1.00% to 1.75% for borrowing based on the prime rate or federal funds open rate and 2.00% to 2.75% for borrowing based on the Euro Rate.  Pursuant to the Credit Amendments and the Revolver debt no longer being rated at least B1 by Moody’s and B by S&P, the Applicable Rate and the Euro Rate were increased by 0.5% during the nine months ended September 30, 2006. In connection with Amendment Number 3 and Waiver to the Senior Secured Credit Facility, the Applicable Rate was fixed at 2.5% for borrowing based on the prime rate or federal funds open rate and 3.5% for borrowings based on the Euro rate. The Revolver also requires a 0.5% commitment fee on the unused balance of the Revolver. As of September 30, 2006, the Company has $11.4 million outstanding under the Revolver. The Amendment Number 3 and Waiver to the Senior Secured Credit Facility also requires the Company to maintain liquidity (through cash on hand or open availability under the Revolver) of $7.5 million on a pro forma basis prior to making the December 1, 2006 interest payment on the Senior Notes. Based on cash on hand at September 30, 2006, this liquidity requirement effectively limits our availability under the Revolver to only the amount required to repay the Senior Note interest due on December 1, 2006. While we believe that our cash on hand, availability under our Revolver and cash generated from our operations will provide us with adequate liquidity through the end of the year, we will thereafter need to either amend the terms of the Revolver to increase the leverage and fixed charge ratios or secure other financing.  We are currently engaged in active discussion regarding further amendments to the Senior Secured Credit Facility to adjust covenants to levels that we project that we can achieve in all periods subsequent to the third quarter of 2006 and to increase the availability under our Revolver on a more permanent basis.  If we are unable to complete an amendment to the Senior Secured Credit Facility, we do not expect to be in compliance with the covenants of the Senior Secured Credit Facility as of December 31, 2006.

The Letter of Credit Facility does not constitute a loan to the Company and accordingly is not available for borrowing by the Company.  The Letter of Credit Facility only supports the issuance of up to $75 million of letters of credit by the Company. The Company pays a 3.0% per annum fee (Commitment Fee) on the full balance of the Letter of Credit Facility and an additional 0.25% annual fee on the average balance of letters of credit issued under the Letter of Credit Facility. Pursuant to the Credit Amendments and the Revolver debt no longer being rated at least B1 by Moody’s and B by S&P the Applicable the Commitment Fee was increased by 0.5% during the nine months ended September 30, 2006. In connection with Amendment Number 3 and Waiver to the Senior Secured Credit Facility, the Commitment Fee was fixed was fixed at 3.75%.

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

The Senior Secured Credit Facility and the Senior Notes contain financial covenants including a fixed charge coverage ratio, leverage ratio, senior secured leverage ratio and maximum annual limits on capital expenditures.  The Company’s debt covenants also prohibit payment of cash dividends.  As a result of the Credit Amendments, the Company was in compliance with all of the financial covenants as of Sept 30, 2006.

Interest Expense and Other

During the three and nine months ended September 30, 2006, the Company paid $0.3 million and $7.5 million, respectively, in interest. During the three and nine months ended September 30, 2005, the Company paid approximately $0.2 million and $3.9 million, respectively, in interest.

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

On May 25, 2004, the Company’s shareholders approved the Rights Agreement and declared a dividend of one preferred share purchase right (Right) for each two shares of common stock outstanding.  Each Right entitles the registered holder to purchase from the Company one one-hundredth (1/100) of a share of our Series A Participating Cumulative Preferred Stock, par value $1.00 per share, at a price of $200 per one one-hundredth of a Series A preferred share.  The Rights are not exercisable until a person or group of affiliated or associated persons (an Acquiring Person) has acquired or announced the intention to acquire 15% or more of the Company’s outstanding common stock. Effective November 3, 2006, the Company amended its Shareholder Rights Agreement to increase the level of shareholdings that trigger the applicability of the Rights Agreement to 20 percent of the total shares of common stock outstanding.

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

Shares awarded or subject to purchase under the Plan that are not delivered or purchased, or revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance under the Plan. At September 30, 2006, there were 490,002 shares available under the Plan for future awards.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore has not restated the results of prior periods. Under this transition method, stock-based compensation expense for 2006 includes (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation expense for all share-based payment awards granted after January 1, 2006 based on estimated grant-date fair values. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. The Company estimated future forfeiture rates based on its historical experience.

The following table highlights the expense related to share-based payment for the periods ended September 30 (in 000’s):

	Three months ended		Nine months ended
	2006	2005	2006	2005
Restricted stock	$870	808	$2,433	1,470
Performance stock	—	142	—	383
Stock options	67	—	174	—
Stock based compensation	$937	950	$2,607	1,853

Stock based compensation, net of taxes	$581	589	$1,616	1,149

The following table is a reconciliation of the Company’s net loss and loss per share to pro forma net loss and pro forma net loss per share for the three months and nine months ended September 30, 2005 as if the Company had adopted the provisions of SFAS 123R for options granted under the Company’s stock option plans (in 000’s, except per share data):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss, as reported	$(2,200)	(2,908)
Add: Net stock-based employee compensation reported	589	1,149
Deduct: Net stock-based employee compensation under FAS123R	(491)	(932)
Pro forma net loss	$(2,102)	(2,691)

Loss per share:
Basic and diluted- as reported	$(0.14)	(0.20)
Basic and diluted- pro forma	$(0.13)	(0.18)

The fair value of the restricted stock outstanding and issued is equal to the value of shares at the grant date. At this time, the Company does not expect any of its restricted shares or options to be forfeited before vesting. The fair value of stock options was estimated using the Black-Scholes option pricing model. The Company used the following assumptions to value the stock options issued during the periods indicated

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Dividend yield	0.0%	0.0%
Expected volatility factor(1)	40.0%-45.0%	40.0%
Weighted average expected volatility	43.0%	40.0%
Risk-free interest rate(2)	4.8%-5.0%	4.6%
Expected term (in years)	6.5	6.5

(1)	The Company used historical experience to estimate its volatility.
(2)  The risk-free interest rate for periods is based on U.S. Treasury yields in effect at the time of grant.

The following is a summary of performance stock, restricted stock and stock option awards for the nine months ended September 30, 2006:

	Performance Stock		Restricted Stock		Stock Options
	Number of Shares	Weighted Average Fair Value at Issue	Number of Shares	Weighted Average Fair Value at Issue	Number of Shares	Weighted Average Exercise Price
December 31, 2005	18,750	$4.59	866,351	$17.22	236,000	$15.66
Granted	—	—	141,159	18.08	50,000	21.58
Exercised/Vested	(18,750)	4.59	(179,514)	13.47	—	—
Canceled	—	—	(19,301)	28.49	(14,999)	28.82
September 30, 2006	—	—	808,695	17.93	271,001	16.02

The following table summarizes additional information about the stock options outstanding at September 30, 2006.

	Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in 000’s)

Oustanding at September 30, 2006	$10.80-$33.75	271,001	$16.02	8.1	$—

Exercisable at September 30, 2006	$10.80-$33.75	109,337	$15.33	7.7	$—

Vested and expected to vest at September 30, 2006		271,001	$16.02	8.1	$—

(1)	The difference between a stock award’s exercise price and the underlying stock’s market price at September 30, 2006.
No value is assigned to stock awards whose option price exceeds the the stock’s market price at September 30, 2006.

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of September 30, 2006.

	Unearned Compensation (in 000’s)	Weighted Average Remaining Period Of Expense Recognition (in years)
Stock Options	$706	2.3
Restricted Stock	12,792	3.2
Total	$13,498

(4)      Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $54.3 million as of September 30, 2006 to guarantee performance under certain contractual arrangements. The letters of credit were issued under the Company’s Letter of Credit Facility (see note 2).

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (shares in 000’s):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Weighted average number of common shares
outstanding:
Basic	15,899	15,766	15,829	14,681
Effect of dilutive instruments	—	—	—	—
Diluted	15,899	15,766	15,829	14,681

For periods in which there was a loss, the Company has excluded from its diluted earning per share calculation options to purchase shares with underlying exercise prices less than the average market prices and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per share. The excluded instruments would have increased the diluted weighted average number of common shares by approximately 0.8 million and 0.9 million for the three months and nine months ended September 30, 2006 and 1.0 million and 0.9 million for the three months and nine months ended September 30, 2005.

(6)   Pension Expense

 The components of net periodic benefit cost are as follows (amounts in 000’s):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005

Service cost	$624	527
Interest cost	805	793
Expected return on plan assets	(848)	(761)
Net periodic benefit cost	$581	559

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Service cost	$1,872	1,579
Interest cost	2,415	2,378
Expected return on plan assets	(2,544)	(2,282)
Net periodic benefit cost	$1,743	1,675

(7)   Pneumoconiosis (Black Lung) Benefits

The expense for black lung benefits consists of the following (amounts in 000’s):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005

Service cost	$131	74
Interest cost	348	340
Amortization of actuarial loss	73	54
Total expense	$552	468

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Service cost	$393	222
Interest cost	1,044	1,021
Amortization of actuarial loss	219	163
Total expense	$1,656	1,406

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

The purchase accounting allocations related to the acquisition have been recorded in the accompanying consolidated financial statements as of, and for periods subsequent to, May 31, 2005, the date of acquisition of Triad. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$9,672
Coal inventory	1,872
Other current assets	1,852
Property, plant and equipment	37,151
Mineral rights	22,538
Goodwill (non-deductible)	26,492
Other assets	465
Current liabilities	(6,934)
Asset retirement obligations	(7,861)
Deferred taxes	(14,256)
Other long term liabilities	(587)
Total purchase price, net of cash received of $5,414	$70,404

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

Nine Months ended September 30, 2005
Revenues (in 000’s)	$373,747
Net loss (in 000’s)	(2,801)
Loss per share – Basic and Diluted	(0.18)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
CAAP	$114,077	98,659	354,306	301,806
Midwest (1)	24,030	24,278	70,653	32,319
Corporate	—	—	—	—
Total	$138,107	122,937	424,959	334,125

Depreciation, depletion and amortization
CAAP	$15,536	11,079	44,403	30,959
Midwest (1)	3,655	3,662	10,637	4,776
Corporate	29	28	84	83
Total	$19,220	14,769	55,124	35,818

Total operating income (loss)
CAAP	$(7,172)	(1,954)	(3,504)	9,218
Midwest (1)	417	698	745	1,388
Corporate	(3,706)	(3,301)	(10,895)	(8,900)
Total	$(10,461)	(4,557)	(13,654)	1,706

Net earnings (loss) (2)
CAAP	$(7,172)	(1,954)	(3,504)	9,218
Midwest (1)	417	698	745	1,388
Corporate	(1,659)	(944)	(7,618)	(13,514)
Total	$(8,414)	(2,200)	(10,377)	(2,908)

(1)	Includes the results of operation of Triad from the date of its acquistion (May 31, 2005).
(2)	Income and expense items that are not included in income (loss) from operations are not allocated to the segments.

	2006	2005
Total Assets
CAAP	$372,654	363,265
Midwest	93,333	99,357
Corporate	6,725	10,047
Total	$472,712	472,669

Goodwill
CAAP	$—	—
Midwest (1)	26,492	28,048
Corporate	—	—
Total	$26,492	28,048

(1)  The decrease in goodwill in the Midwest is the result of a decrease in net deferred taxes that had been recorded as part of the preliminary purchase price allocation.

(10) Subsequent Event

We signed an Asset Purchase Agreement with Weston Holdings Inc., a newly formed entity affiliated with Saber Mining Company, Inc., for the sale of Bell County Coal Corporation. The purchase price is $24.4 million payable in cash at closing. The agreement includes all of the assets of Bell County Coal. Weston Holdings has indicated intent to immediately hire substantially all of the employees of Bell County Coal.

Bell County Coal Corporation is located in Middlesboro, Kentucky, consists of two underground mines, a preparation plant and an integrated four-hour unit train loadout that is serviced by both CSX and Norfolk Southern railroads. Bell County Coal shipped approximately 537,000 tons in 2005 and has reserves of approximately 11.9 million.

Closing is subject to customary conditions, and is expected to occur by December 31, 2006, although there can be no assurances that it will be closed by that date or at all.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes contained herein and the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Overview

We mine, process and sell bituminous steam- and industrial-grade coal through six operating subsidiaries (mining complexes) located throughout eastern Kentucky and in southern Indiana. We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)). Our Midwest business segment was added in 2005 through the acquisition of Triad Mining, Inc. We derived 88% of our total revenues (contract and spot) in the nine months ended September 30, 2006 from coals sales to electric utility customers and the remaining 12% from coal sales to industrial and other companies or from synfuel handling fees.

CAPP Segment

In Central Appalachia, our coal is primarily sold to customers in the southern portion of the South Atlantic region of the United States. The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware. We have been providing coal to customers in the South Atlantic region since our formation in 1988. For the nine months ended September 30, 2006, CAPP produced 7.3 million tons of coal (including contract coal and purchased coal). Of the CAPP tons produced, 79% came from Company operated underground mines. For the nine months ended September 30, 2006, we shipped 7.3 million tons of coal and generated coal sale revenues of $351.0 million from our CAPP segment. For the nine months ended September 30, 2006, Georgia Power and South Carolina Public Service Authority were our largest customers, representing approximately 25% and 14% of our total revenues, respectively. No other CAPP customer accounted for more than 10% of our total revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the nine months ended September 30, 2006, our Midwest mines produced 2.5 million tons of coal. Of the Midwest tons produced, 86% came from Company operated surface mines. For the nine months ended September 30, 2006, we shipped 2.6 million tons of coal and generated coal sale revenues of $70.7 million from our Midwest segment. For the nine months ended September 30, 2006, our Midwest segment’s largest customer was Indianapolis Power and Light which represented approximately 7% of our total revenues.

Results of Operations

Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005

The following tables show selected operating results for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 (in 000’s except per ton amounts).

	Three Months Ended September 30,
	2006		2005		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	3,231		3,167		2%
Revenues
Coal sales	$137,734	42.63	120,372	38.01	14%
Synfuel handling	373		2,565		-85%
Cost of coal sold	121,389	37.57	106,074	33.49	14%
Depreciation, depletion and amortization	19,220	5.95	14,769	4.66	30%
Gross profit (loss)	(2,502)	(0.77)	2,094	0.66	-219%
Selling, general and administrative	7,959	2.46	6,651	2.10	20%

Volume and Revenues by Segment

	Three Months Ended September 30,
	2006		2005
	CAPP	Midwest	CAPP	Midwest

Volume (tons)	2,374	857	2,247	920
Coal sales revenue	$113,704	24,030	96,094	24,278
Average sales price per ton	$47.90	28.04	42.77	26.39

Coal sales revenue for the three months ended September 30, increased from $120.4 million in 2005 to $137.7 million in 2006. This increase was due to an increase in both tons sold and the average sales price per ton. For the three months ended September 30, 2006, the CAPP region sold approximately 1.9 million tons of coal under long-term contracts (80% of total CAPP sales volume) at an average selling price of $44.80 per ton. For the three months ended September 30, 2005, the CAPP region sold 2.0 million tons of coal under long-term contracts (89% of total CAPP sales volume) at an average selling price of $39.88 per ton. For the three months ended September 30, 2006, the CAPP region sold 466,000 tons of coal (20% of total CAPP sales volume) to the spot market at an average selling price of $60.40 per ton. For the three months ended September 30, 2005, the CAPP region sold approximately 241,000 tons of coal (11% of total CAPP sales volume) to the spot market at an average selling price of $66.64 per ton. The Midwest’s region coal sales revenue decreased from $24.3 million in 2005 to $24.0 million in 2006.

In May 2006, the synfuel plants curtailed operations causing a reduction in our synfuel handling revenue.

Operating Costs by Segment

	Three Months Ended September 30,
	2006			2005
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$102,149	19,240	—	87,130	18,944	—

Per ton	43.03	22.45	—	38.78	20.59	—

Depreciation, depletion and amortization	15,536	3,655	29	11,079	3,662	28

Per ton	6.54	4.26	—	4.93	3.98	—

Cost of Coal Sold

For the three months ended September 30, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $106.1 million in 2005 to $121.4 million in 2006. Our cost per ton of coal sold in the CAPP region increased from $38.78 per ton in the 2005 period to $43.03 per ton in the 2006 period. This $4.25 increase in cost per ton of coal sold was due to several factors. Labor and benefit costs increased by $1.72 per ton in the 2006 period primarily due to an increase in benefits, necessitated by a competitive job market in the coal industry. Variable costs increased by $2.89 per ton, primarily due an increase in raw materials and maintenance and repair parts and the impact of increased regulatory scrutiny in 2006 which has impacted both our productivity and our overall mining costs.

Our cost per ton of coal sold in the Midwest increased $1.86 per ton to $22.45 per ton in the 2006 period. The increase in cost per ton of coal sold was primarily due to a $1.36 per ton increase in variable costs due to an increase in raw materials and maintenance and repair parts.

Depreciation, depletion and amortization

For the three months ended September 30, depreciation, depletion and amortization increased from $14.8 million in 2005 to $19.2 million in 2006. In the CAPP region, depreciation, depletion and amortization increased $4.4 million to $15.5 million or $6.54 per ton. This increase was due to capital expenditures which increased the depreciable asset base. In the Midwest, depreciation, depletion and amortization for the three months ended September 30, 2006 was $3.7 million or $4.26 per ton.

Selling, general and administrative

Selling, general and administrative expenses increased from $6.7 million for the three months ended September 30, 2005 to $8.0 million for the three months ended September 30, 2006. The increase was primarily due to a reduction in the bonus accrual of $0.7 million taken in the three months ended September 30, 2005 and a $0.4 million resolution of fees due for insurance premiums.

Income Taxes

Our effective tax rate for the three months ended September 30, 2006 was 41%. Our effective income tax rate is impacted by percentage depletion. Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties. Because percentage depletion can be deducted in excess of cost depletion, it creates a permanent difference and directly impacts the effective tax rate. Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Nine Months Ended September 30, 2006 Compared with the Nine Months Ended September 30, 2005

The following tables show selected operating results for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 (in 000’s except per ton amounts). The variance in the results of our Midwest operations is primarily due to a full period of operating results being included in 2006 and the inclusion of only the period subsequent to May 31, 2005 (the date of the acquisition of Triad) in 2005.

	Nine Months Ended September 30,
	2006		2005		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	9,858		8,044		23%
Revenues
Coal sales	$421,652	42.77	327,828	40.75	29%
Synfuel handling	3,307		6,297		-47%
Cost of coal sold	361,766	36.70	277,981	34.56	30%
Depreciation, depletion and amortization	55,124	5.59	35,818	4.45	54%
Gross profit	8,069	0.82	20,326	2.53	-60%
Selling, general and administrative	21,723	2.20	18,620	2.31	17%

Volume and Revenues by Segment

	Nine Months Ended September 30,
	2006		2005
	CAPP	Midwest	CAPP	Midwest

Volume (tons)	7,303	2,555	6,825	1,219
Coal sales revenue	$350,999	70,653	295,509	32,319
Average sales price per ton	$48.06	27.65	43.30	26.51

Coal sales revenue for the nine months ended September 30, increased from $327.8 million in 2005 to $421.7 million in 2006. This increase was due to an increase in both tons sold and the average sales price per ton. For the nine months ended September 30, 2006, the CAPP region sold approximately 5.7 million tons of coal under long-term contracts (79% of total CAPP sales volume) at an average selling price of $44.66 per ton. For the nine months ended September 30, 2005, the CAPP region sold 5.9 million tons of coal under long term contracts (86% of total CAPP sales volume) at an average selling price of $40.12 per ton. For the nine months ended September 30, 2006, the CAPP region sold 1.6 million tons of coal (21% of total CAPP sales volume) to the spot market at an average selling price of $60.58 per ton. For the nine months ended September 30, 2005, the CAPP region sold approximately 927,000 tons (14% of total CAPP sales volume) to the spot market at an average selling price of $63.53 per ton.

In May 2006, the synfuel plants curtailed operations causing a reduction in our synfuel handling revenue.

Operating Costs by Segment

	Nine Months Ended September 30,
	2006			2005
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$304,241	57,525	—	253,060	24,921	—

Per ton	41.66	22.51	—	37.08	20.44	—

Depreciation, depletion and amortization	44,403	10,637	84	30,959	4,776	83

Per ton	6.08	4.16	—	4.54	3.92	—

Cost of Coal Sold

For the nine months ended September 30, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $278.0 million in 2005 to $361.8 million in 2006. Our cost per ton of coal sold in the CAPP region increased from $37.08 per ton in the 2005 period to $41.66 per ton in the 2006 period. This $4.58 increase in cost per ton of coal sold was due to several factors. Labor and benefit costs increased by $2.01 per ton in the 2006 period primarily due to an increase in benefits, necessitated by a competitive job market in the coal industry. Variable costs increased by $2.26 per ton, primarily due to an increase in raw materials and maintenance and repair parts and the impact of increased regulatory scrutiny in 2006 which has impacted both our productivity and our overall mining costs. The cost per ton of coal sold in the Midwest was $22.51 per ton in the 2006 period.

Depreciation, depletion and amortization

For the nine months ended September 30, depreciation, depletion and amortization increased from $35.8 million in 2005 to $55.1 million in 2006. In the CAPP region, depreciation, depletion and amortization increased $13.4 million to $44.4 million, or $6.08 per ton. This increase was due to capital expenditures which increased the depreciable asset base. In the Midwest, depreciation, depletion and amortization for the nine months ended September 30, 2006 was $10.6 million, or $4.16 per ton.

Selling, general and administrative

Selling, general and administrative expenses increased from $18.6 million for the nine months ended September 30, 2005 to $21.7 million for the nine months ended September 30, 2006. The increase was primarily due to an increase in bank charges of $1.3 million, and a $0.4 million resolution of fees due for insurance premiums.

Income Taxes

The nine months ended September 30, 2006 includes a deferred income tax benefit of $1.3 million or $0.08 per basic and fully diluted share due to a reduction in future state tax rates as enacted in 2005. Adjusted for the benefit for the reduction in state tax rates, our effective tax rate for the nine months ended September 30, 2006 was 53%. Our effective income tax rate is impacted by percentage depletion. Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties. Because percentage depletion can be deducted in excess of cost depletion, it creates a permanent difference and directly impacts the effective tax rate. Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Liquidity and Capital Resources

As of September 30, 2006, our outstanding long term debt consists of $150 million of Senior Notes due on June 1, 2012 (the Senior Notes). The Senior Notes are unsecured and accrue interest at 9.375% per annum. Interest payments on the Senior Notes are required semi-annually. We may redeem the Senior Notes, in whole or in part, at any time on or after June 1, 2009 at redemption prices from 104.86% in 2009 to 100% in 2011. In addition, at any time prior to June 1, 2008, we may redeem up to 35% of the principal amount of the Senior Notes with the net cash proceeds of a public equity offering at a redemption price of 109.375%, plus accrued and unpaid interest to the redemption date.

The Senior Notes limit our ability, among other things, to pay cash dividends. In addition, if a change of control occurs (as defined in the Indenture), each holder of the Senior Notes will have the right to require us to repurchase all or a part of the Senior Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of repurchase.

We also have a Senior Secured Credit Facility consisting of a $25.0 million revolving credit facility (the Revolver) and a $75.0 million letter of credit facility (the Letter of Credit Facility). The Revolver matures on May 31, 2010 and the Letter of Credit Facility matures on November 30, 2011. The Senior Secured Credit Facility is secured by substantially all of the Company’s assets. We entered into Amendment Number 1 and Waiver to the Senior Secured Credit Facility on February 22, 2006, Amendment Number 2 and Waiver to the Senior Secured Credit Facility on May 30, 2006 and Amendment Number 3 and Waiver to the Senior Secured Credit Facility on November 7, 2006 (collectively the Credit Amendments). The Company was not in compliance with the fixed charge coverage ratio and the leverage ratio that would have been required by the Senior Secured Credit Facility as of September 30, 2006. The Amendment Number 3 and Waiver waived those covenant requirements as of September 30, 2006. We are currently engaged in active discussions regarding further amendments to the Senior Secured Credit Facility to adjust covenants to levels that we project we can achieve in all the periods subsequent to the third quarter of 2006 and to increase the amount of availability under our revolver on a more permanent basis. The material terms of the Senior Secured Credit Facility and the Credit Amendments are described below.

Proceeds from the Revolver are available for working capital needs and other general corporate purposes.  The Revolver bears an interest rate per annum equal to a rate based on the our leverage ratio (the Applicable Rate) plus our option of either (i) the greater of (a) the prime rate or (b) the federal funds open rate plus 0.5% or (ii) a Euro Rate as defined in the credit agreement. The Applicable Rate ranges from 1.00% to 1.75% for borrowing based on the prime rate or federal funds open rate and 2.00% to 2.75% for borrowing based on the Euro Rate.  Pursuant to the Credit Amendments and the Revolver debt no longer being rated at least B1 by Moody’s and B by S&P, the Applicable Rate and the Euro Rate were increased by 0.5% during the nine months ended September 30, 2006. In connection with Amendment Number 3 and Waiver to the Senior Secured Credit Facility, the Applicable Rate was fixed at 2.5% for borrowing based on the prime rate or federal funds open rate and 3.5% for borrowings based on the Euro rate. The Revolver also requires a 0.5% commitment fee on the unused balance of the Revolver. As of September 30, 2006, we had $11.4 million outstanding under the Revolver. The Amendment Number 3 and Waiver to the Senior Secured Credit Facility also requires the Company to maintain liquidity (through cash on hand or open availability under the Revolver) of $7.5 million on a pro forma basis prior to making the December 1, 2006 interest payment on the Senior Notes. Based on cash on hand at September 30, 2006, this liquidity requirement effectively limits our availability under the Revolver to only the amount required to repay the Senior Note interest due on December 1, 2006.

The Letter of Credit Facility does not constitute a loan to us and accordingly is not available for borrowing by us.  The Letter of Credit Facility supports the issuance of up to $75 million of letters of credit by us. We pay a 3.0% per annum fee (Commitment Fee) on the full balance of the Letter of Credit Facility and an additional 0.25% annual fee on the average balance of letters of credit issued under the Letter of Credit Facility. Pursuant to the Credit Amendments and the Revolver debt no longer being rated at least B1 by Moody’s and B by S&P the Applicable the Commitment Fee was increased by 0.5% during the nine months ended September 30, 2006. In connection with Amendment Number 3 and Waiver to the Senior Secured Credit Facility, the Commitment Fee was fixed at 3.75%.

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

The Senior Secured Credit Facility and the Senior Notes contain financial covenants including a fixed charge coverage ratio, leverage ratio, senior secured leverage ratio and maximum annual limits on capital expenditures. Our debt covenants also prohibit payment of cash dividends. We were out of compliance with the fixed charge coverage ratio and the leverage ratio required by the Senior Secured Credit Facility as of December 31, 2005. The amendment to our Senior Secured Credit Facility dated February 22, 2006 waived these financial covenants as of December 31, 2005. These covenants were further revised pursuant to the Amendment Number 2 and waiver entered into by the Company on May 30, 2006. We were again out of compliance with the fixed charge coverage ratio and the leverage ratio required by the Senior Secured Credit Facility and entered into Amendment Number 3 and waiver on November 7, 2006 to waive these matters with respect to the third quarter of 2006.  We are currently engaged in active discussion regarding further amendments to the Senior Secured Credit Facility to adjust covenants to levels that we project that we can achieve in all periods subsequent to the third quarter of 2006 and to increase the availability under our Revolver on a more permanent basis.

As of September 30, 2006, we had cash on hand of approximately $1.8 million and $11.4 million outstanding under the Revolver. The Amendment Number 3 and Waiver to the Senior Secured Credit Facility requires the Company to maintain liquidity (through cash on hand or open availability under the revolver) of $7.5 million on a pro forma basis prior to making the December 1, 2006 interest payment on the Senior Notes. Based on cash on hand at September 30, 2006, this liquidity requirement effectively limits our availability under the Revolver to only the amount required to repay the Senior Note interest due on December 1, 2006.  While we believe that our cash on hand, availability under our Revolver and cash generated from our operations will provide us with adequate liquidity through the end of the year, we will thereafter need to either amend the terms of the Revolver to increase the leverage and fixed charge ratios or secure other financing.

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

Our secondary source of cash is the Revolver. As discussed above, we believe that cash on hand, cash generated from our operating activities, and availability under the Revolver component of our Senior Secured Credit Facility will be sufficient to meet our working capital needs, to fund our capital expenditures for existing operations and to meet our debt service obligations for the remainder of the year. Nevertheless, there are many factors beyond our control, including general economic and coal market conditions that could have a material adverse impact on our ability to meet our liquidity needs. As discussed above, we are currently engaged in active discussion regarding further amendments to the Senior Secured Credit Facility to adjust covenants to levels that we project that we can achieve in all periods subsequent to the third quarter of 2006 and to increase the availability under our Revolver on a more permanent basis.

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
Other than ordinary course of business expenses and capital expenditures for existing mines during the next several years, we do currently have planned any large expected uses of cash. We expect that such expenditures will be funded through cash on hand; cash generated by operations and from borrowings from our Senior Secured Credit Facility.

Net cash provided by operating activities reflects net income or loss adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash provided by operating activities was $26.2 million for the nine months ended September 30, 2006, and net cash provided by operating activities was $35.6 million for the nine months ended September 30, 2005.

Net cash used by investing activities decreased $62.5 million to $44.4 million for the nine months ended September 30, 2006 as compared to the same period in 2005. The change was primarily due to $59.4 million of cash used in 2005 for the acquisition of Triad. Capital expenditures decreased by $5.0 million to $51.1 million as compared to 2005. Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations.

Net cash provided by financing activities was $11.1 million for the nine months ended September 30, 2006 and was primarily due to borrowing under our Revolver. For the nine months ended September 30, 2005, we had $91.5 million of cash provided by financing activities. The cash provided by financing in the nine months ended September 30, 2005 was primarily the result of the completion of the concurrent stock and note offerings, net of the repayment of our previous debt and offering costs.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through September 30, 2006, we estimate that, as of September 30, 2006, we controlled approximately 235.0 million tons of proven and probable coal reserves in the CAPP region and 41.0 million tons of proven and probable coal reserves in the Midwest region.  The following table provides additional information regarding changes to our reserves since December 31, 2005 (in millions of tons):

	CAPP	Midwest	Total
Proven and Probable Reserves, as of December 31, 2005 (1)	241.6	20.2	261.8
Coal Extracted	(6.8)	(2.5)	(9.3)
Acquisitions (2)	—	23.5	23.5
Divesture (3)	(6.1)	—	(6.1)
Adjustments (4)	6.3	(0.2)	6.1
Proven and Probable Reserves, as of September 30, 2006	235.0	41.0	276.0

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

The Company has elected the modified prospective transition method as permitted by SFAS 123R. Prior periods have not been restated to reflect the impact of stock option expense. Stock option expense will be recorded for all newly granted or modified options, as well as unvested stock options that are expected to vest over the service period beginning on January 1, 2006. Stock option expense is generally recognized on a straight-line basis over the stated vesting period. The Company expensed $174,000 related to stock options in the nine months ended September 30, 2006. The adoption of SFAS 123R did not impact the accounting for the Company’s remaining unvested stock-based compensation.

Prior to the adoption of SFAS 123R the Company recorded in equity the deferred stock based compensation associated with outstanding unvested restricted stock. Upon adoption of SFAS 123R in January 2006, the deferred stock based compensation was reclassified to paid in capital.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires companies to recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We believe that adopting FIN 48 will have an immaterial impact on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued FASB No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 focuses primarily on balance sheet reporting for the funded status of benefit plans and requires recognition of benefit liabilities for under-funded plans and benefit assets for over-funded plans, with offsetting impacts to shareholders equity. These changes are required to be adopted prospectively, effective with our December 31, 2006 consolidated financial statements. Our pension plan is in a net under-funded position and we will therefore recognize incremental retirement benefit liabilities on adoption. We have not yet quantified these amounts. The new rules will also require companies to measure benefit plan assets and liabilities and determine the discount rate for subsequent year expense recognition as of the balance sheet date for financial reporting purposes, thus eliminating the opportunity to use a measurement date up to 90 days prior to the balance sheet date. The effective date for this change is delayed until year-end 2008. We currently use an October 1 measurement date and will adopt a December 31 when required. Switching to the new measurement date will require a one-time adjustment to retained earnings per the transition guidance in SFAS 158. None of the changes prescribed by SFAS 158 will impact our results of operations or cash flows.

Key Performance Indicators

We manage our business through several key performance metrics that provide a summary of information in the areas of sales, operations, and general and administrative costs.

In the sales area, our long-term metrics are the volume-weighted average remaining term of our contracts and our open contract position for the next several years. During periods of high prices, we may seek to lengthen the average remaining term of our contracts and reduce the open tonnage for future periods. In the short-term, we closely monitor the Average Selling Price per Ton (ASP), and the mix between our spot sales and contract sales.

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

Trends In Our Business

Recently, demand has slowed for coal which has led to a softening in coal prices. This reduction in coal prices has been impacted by a number of factors including a mild winter followed by a cool summer and increased production of coal. We believe that the softening in coal prices will result in reduction in production as it will no longer be economical to operate higher cost coal mines. We believe that, in the long term, that the market for coal in the United States remains strong as coal continues to be one of the most economical energy sources. However, while we are not able to predict when the coal market will begin to strengthen, we believe that a projected decrease in production and continued strong demand for coal will lead to higher coal prices in the future.

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

We use surety bonds to secure reclamation, workers' compensation and other miscellaneous obligations. At September 30, 2006, we had $99.2 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $54.6 million, workers' compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $4.3 million. Recently, surety bond costs have increased, while the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations. At September 30, 2006, we had $54.3 million of letters of credit outstanding. The letters of credits were issued under our Letter of Credit Facility.

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

We accrue for the present value of certain workers' compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs. The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.1% at December 31, 2005. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.1% to 4.1%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $3.1 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of September 30, 2006 was $52.5 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.1% at December 31, 2005. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.1% to 4.1%, all other things being equal, the present value of our black lung obligation would increase by approximately $6.9 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of September 30, 2006 was $28.5 million.

Defined Benefit Pension

The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate, future rate of increase in compensation levels and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments. We used a 5.25% discount rate to determine the obligation at December 31, 2005 and the expense for the periods ended September 30, 2006. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.25% to 4.25%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $11.2 million. The rate of increase in compensation levels is determined based upon our long-term plans for such increases. The rate of increase in compensation levels used to determine the expense for the periods ended September 30, 2006 was 4.0%. The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the periods ended September 30, 2006. Significant changes to these rates would introduce substantial volatility to our pension expense. Our accrued pension obligation as of September 30, 2006 was $11.1 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. U.S generally accepted accounting principles require that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is based on interest rates of bonds with maturities similar to the estimated future cash flow. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under U.S. generally accepted accounting principles, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. U.S. generally accepted accounting principles recognize that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of September 30, 2006 was $29.1 million.

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

As of September 30, 2006, we had no valuation allowance recorded for deferred tax assets.

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

Based on average employment of production personnel in Central Appalachia, our gross turnover has been approximately 25.9% during the twelve months ended September 30, 2006. Our net turnover in Central Appalachia during this period, after considering employees that have left and been rehired, is approximately 18.0%. We believe that our retention of employees is equal to, or better, than other coal mining companies in our operating area.

Sales Commitments

As of October 31, 2006, we had the following contractual commitments to ship coal at a fixed and known price (tons in 000’s):

	2007		2008		2009
	Average Price Per Ton	Tons	Average Price Per Ton	Tons	Average Price Per Ton	Tons
CAPP (a)	$45.72	6,606	$49.09	2,000	50.56	1,000
Midwest (b)	$25.78	1,550	$26.26	1,550	$25.75	1,250

(a)	The 2007 sales commiments do not include approximately 1.0 million tons on contracts agreed upon but unexecuted in CAPP and 1.2 million tons currently under negotiation with an existing customer in the Midwest.

(b)	Certain contracts in the Midwest include a customer option to increase or decrease the stated tons in the contract. We have included option tons that we believe will be exercised based on current market prices. The prices for the Midwest in years 2007 to 2009 are minimum base price amounts that will be adjusted for fuel escalators.

Review of Strategic Alternatives

We commenced an investigation of strategic alternatives assisted by our financial adviser, Morgan Stanley, on March 1, 2006. Since that time, we have reviewed a wide variety of potential courses of action and have engaged in discussions and negotiations with a number of companies regarding specific transactions. The Board has concluded that none of the courses of action potentially available for the Company are in the best interests of the shareholders of the Company to pursue at the present time. Thus, the Board has determined to conclude its formal process of investigating strategic alternatives at this time, although it remains receptive to and intends to continue to actively seek transactions which it believes could increase shareholder value for the Company.

Shareholder Rights Plan

The Company has determined to amend its Shareholder Rights Agreement to provide that the level of shareholdings that trigger the applicability of the Rights Agreement is increased from 15 percent to 20 percent of the total shares of common stock outstanding. This amendment is effective as of November 3, 2006.

Asset Purchase Agreement for the sale of Bell County Coal

We signed an Asset Purchase Agreement with Weston Holdings Inc., a newly formed entity affiliated with Saber Mining Company, Inc., for the sale of Bell County Coal Corporation. The purchase price is $24.4 million payable in cash at closing. The agreement includes all of the assets of Bell County Coal. Weston Holdings has indicated intent to immediately hire substantially all of the employees of Bell County Coal.

Bell County Coal Corporation is located in Middlesboro, Kentucky, consists of two underground mines, a preparation plant and an integrated four-hour unit train loadout that is serviced by both CSX and Norfolk Southern railroads. Bell County Coal shipped approximately 537,000 tons in 2005 and has reserves of approximately 11.9 million.

Closing is subject to customary conditions, and is expected to occur by December 31, 2006, although there can be no assurances that it will be closed by that date or at all.

Other Developments

In response to the mining disasters in West Virginia and Kentucky, a series of laws and regulations have been enacted including the Mine Improvement and New Emergency Response Act of 2006 (Miner Act).  We are still evaluating the impact of these laws and regulations on our operations but estimate that the capital expenditures and operating costs to comply with these new laws and regulations will be approximately $12.5 million over the next several years. Many of our long term coal sales contracts provide for price adjustments to allow us to recoup some or all of the cost of compliance with new or amended laws, rules, or regulations. We are currently in active discussions with several of our customers in this regard.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our $150 million Senior Notes have a fixed interest rate and are not sensitive to changes in the general level of interest rates. The revolver component of our Senior Secured Credit Facility has floating interest rates based on our leverage ratio (the Applicable Rate) plus the Company’s option of either (i) the greater of (a) the prime rate or (b) the federal funds open rate plus 0.5% or (ii) a Euro Rate as defined in the credit agreement. As of September 30, 2006, we had $11.4 million outstanding under the revolver component of the Senior Secured Credit Facility. We do not expect to use interest rate swaps to manage this risk. A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Senior Secured Credit Facility.

We manage our commodity price risk associated with the sale of coal through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments. The percentage of our sales pursuant to long-term contracts was approximately 77% for the nine months ended September 30, 2006.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived 88% of our revenues (contract and spot) for the nine months ended September 30, 2006 and 83% of our total revenues in 2005 from our electric utility customers. Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities). All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

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

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Under U.S. generally accepted accounting principles we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. Specifically, the fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At September 30, 2006, we had accrued $29.2 million related to estimated mine reclamation costs. These amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

For the nine months ended September 30, 2006, we generated approximately 75% of our total revenues from several long-term contracts with electrical utilities, including 25% from our largest customer, Georgia Power Company, and 14% from South Carolina Public Service Authority. At September 30, 2006, we had coal supply agreements with these customers that expire in 2006 to 2009. The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

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

Our coal mining operations use significant amounts of steel, petroleum products and other raw materials in various pieces of mining equipment, supplies and materials, including the roof bolts required by the room and pillar method of mining. Recently, petroleum prices and other commodity prices have risen significantly, and, historically, the prices of scrap steel and petroleum have fluctuated. If the price of steel or other of these materials continue to increase, our operational expenses will increase, which could have a significant negative impact on our operating results.

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

In addition to coal we produce from our Company-operated mines, we have mines that typically are operated by independent contract mine operators, and we purchase coal from third parties for resale. For the nine months ended September 2006, approximately 5% of our total production came from mines operated by independent contract mine operators and approximately 5% of our total coal produced will come from third party purchased coal sources. Operational difficulties, changes in demand for contract mine operators from our competitors and other factors beyond our control could affect the availability, pricing and quality of coal produced for us by independent contract mine operators. The demand for contract mining companies has increased significantly due to the current strong market prices for coal from Central Appalachia. Disruptions in supply, increases in prices paid for coal produced by independent contract mine operators or purchased from third parties, or the availability of more lucrative direct sales opportunities for our purchased coal sources could increase our costs or lower our volumes, either of which could negatively affect our profitability.

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

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. As of September 30, 2006, we had outstanding surety bonds with third parties for post-mining reclamation totaling $54.6 million. Furthermore, we have surety bonds for an additional $40.3 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations. Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit or other assurances of payment. However, letters of credit can be significantly more costly to us than surety bonds. The issuance of letters of credit under our senior secured credit facility also reduces amounts that we can borrow under our senior secured credit facility for other purposes. If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may be negatively affected.

We have significant unfunded obligations for long-term employee benefits for which we accrue based upon assumptions, which, if incorrect, could result in us being required to expend greater amounts than anticipated.

We are required by law to provide various long-term employee benefits. We accrue amounts for these obligations based on the present value of expected future costs. We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations. At September 30, 2006, the current and non-current portions of these obligations included $28.5 million for coal workers’ black lung benefits and $52.5 million for workers’ compensation benefits.

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

We provide pension benefits to eligible employees. As of December 31, 2005, we estimated that our pension plan was underfunded by approximately $18.8 million. As of the same date, we had long-term pension obligations of $13.6 million, with the difference between that amount and the underfunded amount due to unamortized actuarial losses. Our long-term pension obligation was $11.1 million at September 30, 2006. If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated. The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

We were not in compliance with the fixed charge coverage ratio and the leverage ratio required by our Senior Secured Credit Facility as of December 31, 2005. We entered into an amendment to the facility in February 2006 that brought us into compliance with all of these financial covenants as of December 31, 2005 and along with another amendment to the facility in May 2006 revised certain covenants during 2006. We were again out of compliance with the fixed charge coverage ratio and the leverage ratio required by the Senior Secured Credit Facility and entered into Amendment Number 3 and waiver on November 7, 2006 to waive these matters with respect to the third quarter 2006. These waivers do not apply to any periods after the third quarter 2006. As a result of these waivers, we are in compliance with all of the financial covenants of the Senior Secured Credit Facility as of September 30, 2006. For this reason, we are currently engaged in active discussion regarding further amendments to the Senior Secured Credit Facility to adjust covenants to levels that we project that we can achieve in all periods subsequent to the third quarter of 2006 and to increase the availability under our Revolver on a more permanent basis. If we are unable to complete an amendment to the Senior Secured Credit Facility, we do not expect to be in compliance with the covenants of the Senior Secured Credit Facility as of December 31, 2006. There can be no assurance, however, that we will be able to successfully enter into such amendment.

As of September 30, 2006, we had cash on hand of approximately $1.8 million and $11.4 million outstanding under the Revolver. The Amendment Number 3 and Waiver to the Senior Secured Credit Facility also requires the Company to maintain liquidity (through cash on hand or open availability under the revolver) of $7.5 million on a pro forma basis prior to making the December 1, 2006 interest payment on the Senior Notes. Based on cash on hand at September 30, 2006, this liquidity requirement effectively limits our availability under the Revolver to only the amount required to repay the Senior Note interest due on December 1, 2006. While we believe that our cash on hand, availability under our Revolver and cash generated from our operations will provide us with adequate liquidity, we will thereafter need to either amend the terms of the Revolver to increase both the leverage and fixed charge ratios or secure other financing.

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

We supply coal to a third party synfuel plant and receive fees for the handling, shipping and marketing of the synfuel product. Synfuel is a synthetic fuel product that is produced by chemically altering coal. In 2005, 2% of our total revenues came from synfuel handling, shipping and marketing revenues. Sales of the fuel processed through these types of facilities are eligible for non-conventional fuels tax credits under Section 29 of the Internal Revenue Code. The owner of the facility that we supply with coal has obtained a Private Letter Ruling (“PLR”) from the Internal Revenue Service confirming that the facility produces a qualified fuel eligible for Section 29 tax credits. The Section 29 tax credit program is scheduled to expire on December 31, 2007. There is a risk that the IRS could modify or disallow the Section 29 tax credit, or (in certain circumstances related to the market price of oil), terminate the credit earlier than expected, making operation of the synfuel plant unprofitable. Additionally, current market prices of oil have caused the synfuel plants to cease operations during a portion of 2006. Additional synfuel plant closures will result in the loss of the handling, shipping and marketing fees for our services, which may negatively affect our profitability.

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

While we believe that our cash on hand, availability under our Revolver and cash generated from our operations will provide us with adequate liquidity through the end of the year, we are currently engaged in active discussion regarding further amendments to the Senior Secured Credit Facility to adjust covenants to levels that we project that we can achieve in all periods subsequent to the third quarter of 2006 and to increase the availability under our Revolver on a more permanent basis. However, such funds likely will not provide sufficient cash to fund any future acquisitions. Accordingly, we may need to conduct additional debt or equity financings in order to fund any such additional acquisitions, unless we issue shares of our common stock as consideration for those acquisitions. If we are unable to obtain any such financings, we may be required to forego future acquisition opportunities.

Our current reserve base in southern Indiana is limited.

Our southern Indiana mining complex currently has rights to proven and probable reserves that we believe will be exhausted in approximately 12.1 years at annualized 2006 levels of production, compared to our current Central Appalachia mining complexes, which have reserves that we believe will last an average of approximately 25.9 years at annualized 2006 levels of production. We intend to increase our reserves in southern Indiana by acquiring rights to additional exploitable reserves that are either adjacent to or nearby our current reserves. If we are unable to successfully acquire such rights on acceptable terms, or if our exploration or acquisition activities indicate that such coal reserves or rights do not exist or are not available on acceptable terms, our production and revenues will decline as our reserves in that region are depleted. Exhaustion of reserves at particular mines also may have an adverse effect on our operating results that is disproportionate to the percentage of overall production represented by such mines.

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

The mine disasters that occurred earlier this year in West Virginia and other states led to the enactment of significant new federal and state laws and regulations relating to safety in underground coal mines.   These laws and regulations include requirements for constructing and maintaining caches for the storage of additional self-contained self rescuers throughout underground mines; constant tracking of personnel in the mines; installing cable lifelines from the mine portal to all sections of the mine to assist in emergency escape; submission and approval of emergency response plans; and new and additional safety training.  Additionally, new requirements for the prompt reporting of accidents and increased fines and penalties for violation of these and existing regulations have been implemented.  These new laws and regulations will cause us to incur additional costs, which will adversely impact our operating performance.

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

On May 25, 2004, our shareholders approved a rights agreement which, in certain circumstances, including a person or group acquiring, or the commencement of a tender or exchange offer that would result in a person or group acquiring, beneficial ownership of more than 15% of the outstanding shares of our common stock, would entitle each right holder, other than the person or group triggering the plan, to receive, upon exercise of the right, shares of our common stock having a then-current fair value equal to twice the exercise price of a right. On November 3, 2006, our Board of Directors increased the applicable threshold from 15% to 20%. This shareholder rights agreement provides us with a defensive mechanism that decreases the risk that a hostile acquirer will attempt to take control of us without negotiating directly with our board of directors. The shareholder rights agreement may discourage acquirers from attempting to purchase us, which may adversely affect the price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have made no sales of unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Annual Meeting of Shareholders held November 3, 2006.

(b)	Not applicable

(c)
There were 16,707,286 shares of common stock , $0.01 par value per share (the “Common Stock”), of James River outstanding and entitled to vote as of September 22, 2006, the record date for the 2006 Annual Meeting of Shareholders. Each share of Common Stock entitled the holder thereof to one vote. A total of 15,125,273 votes (or 90.53% of the total) were cast. There were no broker non-votes.

   All of the Board of Directors’ nominees for directors of the corporation were elected with the following vote:

Director Nominee	Votes For	Votes Withheld
Joseph H. Vipperman	14,770,897	354,376
Ronald J. FlorJancic	14,577,531	547,742
W. Douglas Blackburn, Jr.	14,553,882	571,391

(d)	Not applicable

ITEM 5. OTHER INFORMATION

Bylaw Amendment

Effective November 3, 2006, the Board of Directors amended the Company’s Amended and Restated Bylaws (the Bylaws) to decrease the size of the Board from seven to six directors. A copy of the Bylaws, as amended and restated, is attached hereto as Exhibit 3.2.

Shareholder Rights Agreement

Effective November 3, 2006, the Company entered into Amendment No. 1 (Amendment No. 1) to the Rights Agreement between the Company and Computershare, Inc., as rights agent, successor to SunTrust Bank. Amendment No. 1 revises the definition of an “Acquiring Person” to increase the level of shareholdings that trigger the applicability of the Rights Agreement from 15 percent to 20 percent of the total shares of the Company’s outstanding common stock. A copy of Amendment No. 1 is attached hereto as Exhibit 4.2.

ITEM 6. EXHIBITS

Exhibit

The following exhibits are filed herewith:

Amended and Restated Bylaws	3.2

Amendment No. 1 to the Rights Agreement	4.2

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2

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

November 8, 2006