Form 10-K
period 2006-12-31
James River Coal CO
filed 2007-03-16
CIK 1297720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File Number
December 31, 2006	000-51129

JAMES RIVER COAL COMPANY
(Exact name of registrant as specified in its charter)

Virginia	54-1602012
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

901 E. Byrd Street, Suite 1600
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (804) 780-3000

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.01 per share
Series A Participating Cumulative Preferred
Stock Purchase Rights

Name of each exchange on which registered:	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:	None

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
Yes    ☐             No    ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing sale price of Common Stock, par value $0.01 per share, on June 30, 2006 as reported on the Nasdaq National Market, was approximately $204,593,767 (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s Common Stock).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    ☒             No    ☐

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of February 28, 2007 was 16,673,067.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference into Part III of this Annual Report on Form 10-K.

JAMES RIVER COAL COMPANY

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT

PART I

Available Information

The Company’s website address is http://www.jamesrivercoal.com.  The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after filing or furnishing the material to the SEC. You may read and copy documents the Company files at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The SEC’s website is http://www.sec.gov.

Item1.  Business

General Business

Overview

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana. As of December 31, 2006, our six mining complexes include 15 underground mines, 11 surface mines and ten preparation plants, five of which have integrated rail loadout facilities and three of which use a common loadout facility at a separate location. As of December 31, 2006, we believe that we controlled approximately 273 million tons of proven and probable coal reserves. At current production levels, we believe these reserves would support greater than 22 years of production.

In 2006, we produced 12.3 million tons of coal (including 616,000 tons of coal produced in our mines that are operated by contract mine operators) and we purchased another 786,000 tons for resale. Of the 11.7 million tons we produced from Company-operated mines, approximately 69% came from underground mines, while the remaining 31% came from surface mines. In 2006, we generated revenues of $564.8 million and had a net loss of $26.2 million. Approximately 88% of our 2006 revenues were generated from coal sales to electric utility companies and 12% came from coal sales to industrial and other companies or from synfuel handling fees. In 2006, Georgia Power and South Carolina Public Service Authority were our largest customers, representing approximately 25% and 16% of our revenues, respectively. No other customer accounted for more than 10% of our revenues.

The coal that we sell is obtained from three sources: our Company-operated mines, mines that are operated by independent contract mine operators, and other third parties from whom we purchase coal for resale. Contract mining and coal purchased from other third parties provide flexibility to increase or decrease production based on market conditions. The table below reflects the amount and percentage of coal obtained from those sources in 2006:

	Tons (000)	Percentage of total coal obtained by the Company
Coal produced from Company-operated mines	11,652	89.3%
Coal obtained from mines operated by independent contractors	616	4.7%
Coal purchased from other third parties	786	6.0%
	13,054	100%

We also supply coal to a third party synfuel plant and receive fees for the handling, shipping and marketing of the synfuel product. Synfuel is a synthetic fuel product that is produced by chemically altering coal. In 2006, 1% of our total operating revenues came from synfuel handling, shipping and marketing.

Mining Methods

Our Company-operated and contractor mines produce coal using different mining methods. These methods are room and pillar underground mining and surface mining. These methods are described in more detail below.

Room and Pillar. In the underground room and pillar method of mining, continuous mining machines cut five to nine entries into the coal seam and connect them by driving crosscuts, leaving a series of rectangular pillars, or columns of coal, to help support the mine roof and control the flow of air. Generally, openings are driven 20 feet wide and the pillars are 40 to 100 feet wide. As mining advances, a grid-like pattern of entries and pillars is formed. When mining advances to the end of a panel, or section of the mine, retreat mining may begin. In retreat mining, as much coal as is feasible is mined from the pillars that were created in advancing the panel, allowing the roof to cave. When retreat mining is completed to the mouth of the panel, the mined panel is abandoned.

The coal face is cut with continuous mining machines and the coal is transported from the continuous mining machine to the mine conveyor belts using either a continuous haulage system, shuttle cars or ram cars. The mine conveyor system consists of a series of conveyor belts, which transport the coal from the active face areas to the surface. Once on the surface, the coal is transported to the preparation plants where it is processed to remove any impurities. The coal is then transported to the clean coal stockpiles or silos from which it is loaded for shipment to our customers. Reserve recovery, a measure of the percentage of the total coal in place that is ultimately produced, using this method of mining typically ranges from less than 50% to more than 70%, depending on the shape of the reserve, the amount of low-cover areas, and the geological characteristics of the reserve body.

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

In the CAPP region, we use the contour and highwall surface mining methods. Contour and highwall mining is used where removal of all the overburden overlying a coal seam is either uneconomical or impossible due to property control or other issues. With contour mining, a contour cut is taken along the outcrop of the seam and the coal is removed from the exposed pit. Highwall mining can then take place where the seam is exposed in the highwall. A highwall miner resembles an underground continuous miner. The highwall miner cuts entries into the coal seam 10’ wide and 900’ deep. The coal is transported to the surface through the augers and loaded into trucks using a loader. The contour area is then reclaimed by returning overburden to the pit and restoring the mountainside to its approximate original contour. Reserve recovery using this method of mining is typically approximately 70%.

As of December 31, 2006, we had nine Company-operated surface mines including one highwall miner and two contract operated surface mines.

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

As of December 31, 2006, we had 14 Company-operated and one contractor operated underground mines in operation, of which 11 were drift mines, and the remaining three were below-drainage slopes mines.

Mining Operations

Our coal production is conducted through five mining complexes in the Central Appalachia Region (CAPP) and one mining complex in the Midwest Region. We generally do not own the land on which we conduct our mining operations. Rather, our coal reserves are controlled pursuant to leases from third party landowners. We believe that greater than 95% and 90% of our coal reserves in the Central Appalachia Region and Midwest Region, respectively, are controlled pursuant to leases from third party landowners. These leases typically convey mining rights to the coal producer in exchange for a per ton fee or royalty payment of a percentage of the gross sales price to the lessor. The average royalties for coal reserves from our producing properties were approximately 7.9% (excluding a $4.1 million write-off of a prepaid royalty in the fourth quarter of 2006 in connection with the restructuring of  mineral lease contract) and 2.8% of produced coal revenue for the year ended December 31, 2006 in the Central Appalachia Region and the Midwest Region, respectively.

All of our operations are located on or near public highways and receive electrical power from commercially available sources. Existing facilities and equipment are maintained in good working condition and are continuously updated through capital expenditure investments.

The following table provides summary information on our mining complexes as of December 31, 2006:

	Number and Type of Mines				Quality of Shipments for the year ended 2006
Mining Complex	Underground	Surface	Total	Tons Shipped (in 000’s of tons)	Sulfur Content	Ash Content	Average BTU Content
Central Appalachia
Bell County Coal Corporation	2	—	2	929	1.4	9.4	12,699
Bledsoe Coal Corporation	3	2	5	2,992	1.2	10.5	12,431
Blue Diamond Coal Corporation	4	2	6	1,647	0.9	9.0	12,790
Leeco, Inc.	1	1	2	1,419	1.0	10.1	12,625
McCoy Elkhorn Coal Corporation	4	—	4	2,793	1.5	8.6	12,831

Midwest
Triad Mining, Inc	1	6	7	3,348	2.7	8.8	11,223

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

The following summarizes additional information concerning each of our six mining complexes:

Bell County. The Bell County complex is located in Bell County in eastern Kentucky, and consists of two Company-operated underground mines. We use room and pillar mining to mine the Buckeye Springs and Garmedia seams of coal. Coal is processed at our preparation plant and loaded into railcars via an integrated four-hour unit train loadout that is serviced by both the CSX and Norfolk Southern railroads. As of December 31, 2006, we employed 117 mining and support personnel at this complex.

Bledsoe. The Bledsoe complex is located in Leslie and Harlan counties in eastern Kentucky, and consists of three Company-operated underground mines, one Company-operated surface mine and one contract surface mine. We use room and pillar mining to mine the Hazard #4 seam of coal at this complex for our underground mine, and our surface mines use the contour method to mine Hazard Seams #7, #10, #11 and #12. Coal is processed at one of two preparation plants and loaded into railcars at a separate location via a four-hour unit train loadout on the CSX railroad. As of December 31, 2006, we employed 395 mining and support personnel at this complex.

Blue Diamond. The Blue Diamond complex is located in Leslie, Perry and Letcher counties in eastern Kentucky, and consists of four underground and two surface mines. These mines are operated by the Company with the exception of one surface mine and one underground mine that are operated by contractors. Our Company operated underground mines use room and pillar mining to mine the Hazard #4 and Alma seams of coal and our contract mine operator uses the same method to mine the Leatherwood seam. The surface mines use the contour method to mine the #9, #5A, and #7 seams. Coal is processed at our preparation plant, and loaded into railcars via an integrated four-hour unit train loadout on the CSX railroad. As of December 31, 2006, we employed 269 mining and support personnel at this complex.

Leeco. The Leeco complex is located in Knott and Perry counties in eastern Kentucky, and consists of one Company-operated underground mine and one surface mine with a highwall miner. Our underground mine uses room and pillar mining to mine the Amburgy seam of coal and our surface mine uses the contour and highwall mining methods to mine the Hazard #8 and #9 seams. Coal is processed at our preparation plant and loaded into railcars via an integrated four-hour unit train loadout on the CSX railroad. As of December 31, 2006, we employed 211 mining and support personnel at this complex.

McCoy Elkhorn. The McCoy Elkhorn complex is located in Pike and Floyd counties in eastern Kentucky, and consists of four Company-operated underground mines. We use room and pillar mining to mine the Millard, Elkhorn #2, Elkhorn #3, and Pond Creek seams of coal. Coal is processed at one of our two preparation plants and loaded into railcars via integrated four-hour unit train loadouts on the CSX railroad. As of December 31, 2006, we employed 422 mining and support personnel at this complex.

Triad. The Triad complex is located in Pike and Knox counties in southern Indiana and consists of six surface mines and one underground mine, all of which we operate.  We use room and pillar mining to mine the Springfield seam of coal, and use the surface mine  method to mine multiple seams, including the Danville, Millersburg, Hymera, Bucktown and Springfield seams.  Coal is processed at one of three active preparation plants and loaded into trucks for delivery to the customer or by rail at our Switz City loadout.  The Switz City loadout is serviced by Indiana Railroad and the Indiana Southern Railroad.  As of December 31, 2006, we employed approximately 270 mining and support personnel at this complex.

Contract mining represented approximately 4.7% of our coal production in the year ended December 31, 2006. Each mining complex monitors its contract mining operations and provides geological and engineering assistance to the contract mine operators. The contract mine operators generally provide their own equipment and operate the mines using their employees. Independent contract mine operators are paid a fixed rate for each ton of saleable product. We are primarily responsible for the reclamation activities involved with all contractor-operated mines. Contractors that operate surface mines, however, typically are contractually obligated to perform, on our behalf, the reclamation activities associated with the mines they operate. Our relationships with contract mine operators typically can be cancelled by either party without penalty by giving between 30 and 60 days notice.

Reserves

We have an ongoing mineral development drilling and exploration program on our coal properties. The purpose of the drilling and exploration program is to assist us with planning our mining activities and to better assess our coal reserves. In April 2004, we asked Marshall Miller & Associates, Inc. (“MM&A”) to prepare a detailed study of our reserves in Central Appalachia as of March 31, 2004 based on all of our geologic information, including our updated drilling and mining data. For the Triad properties MM&A also prepared a detailed study of Triad’s reserves as of February 1, 2005 for the reserves obtained in the acquisition of Triad and as of April 11, 2006 for 15.8 million tons of reserves acquired in the second quarter of 2006.  We have used MM&A’s March 31, 2004 study as the basis for our current internal estimate of our Central Appalachia reserves and MM&A’s February 1, 2005 and April 11, 2006 studies as the basis for our current internal estimate of our Midwest reserves (collectively the “MM&A studies”).

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

MM&A has not conducted a coal reserve study on our December 31, 2006 reserve estimate. We continue to have an ongoing mineral development drilling and exploration program on our coal properties and plan to update our third party reserve study from time to time. Any future negative changes in our reserves could have a material adverse impact on our depreciation, depletion and amortization expense. A material adverse impact could also lead to a charge for impairment of the value of our coal property assets.

As of December 31, 2006, we estimated that we controlled approximately 233.0 million tons of proven and probable coal reserves in Central Appalachia and 40.2 millions tons of proven and probable coal reserves in the Midwest.

Reserves for these purposes are defined by SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The reserve estimates have been prepared using industry-standard methodology to provide reasonable assurance that the reserves are recoverable, considering technical, economic and legal limitations. Although the MM&A studies found our reserves to be reasonable (not withstanding unforeseen geological, market, labor or regulatory issues that may affect the operations), by assignment, MM&A has not performed an economic feasibility study for our reserves. In accordance with standard industry practice, we have performed our own economic feasibility analysis for our assigned reserves. It is not generally considered to be practical, however, nor is it standard industry practice, to perform a feasibility study for a company’s entire reserve portfolio. In addition, MM&A did not independently verify our control of our properties, and has relied solely on property information supplied by us. Reserve acreage, average seam thickness, average seam density and average mine and wash recovery percentages were verified by MM&A to prepare a reserve tonnage estimate for each reserve.

The following table provides information on our mining complexes. Except as noted, the reserve and quality information is based on the MM&A studies:

	Proven & Probable Reserves (1) (millions of tons)			Approximate Overall Reserve Quality (2), (3)
Mining Complex	As of Most Recent MM&A Studies (3)	As of December 31, 2006 (4)	Estimated Years of Reserve Life Based on 2006 Production Levels	Ash Content (%)	Sulfur Content (%)	Heat Value (Btu/lb.)
Central Appalachia
Bell County	12.5	11.8	19.6	5.1	1.0	13,500
Bledsoe	59.1	58.1	20.0	7.8	1.2	13,000
Blue Diamond	66.2	83.6	55.1	4.7	1.1	13,700
Leeco	35.7	43.1	33.0	7.0	1.2	13,200
McCoy Elkhorn	33.8	36.4	13.9	5.7	1.6	13,300
Total/Average	207.3	233.0	26.0	6.3	1.3	13,300
Midwest
Triad	33.4	40.2	12.1	8.8	3.2	12,000
(1)
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

(3)   For the CAPP region, represents reserve information for our mining complexes as of March 31, 2004. For the Midwest region, represents weighted average reserve information as of February 1, 2005 and April 11, 2006, for the reserves obtained on the acquisition of the Triad mining complex and for a lease entered into during 2006, respectively. The reserve information is based on the independent reserve studies conducted by MM&A.

(4)   Represents the Company’s estimate of reserves at December 31, 2006 based on additional information or reserves obtained from exploration and acquisition activities, production activities or discovery of new geologic information. We calculated the adjustments to the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these December 31, 2006 estimates have not been reviewed by MM&A.

Processing and Transportation

Coal from each of our mine complexes is transported by conveyor belt or by truck to one of our ten preparation plants or directly to one of our load-outs, all of which are in close proximity to our mining operations. These preparation plants remove impurities from the run-of-mine coal (the raw coal that comes directly from the mine) and offer the flexibility to blend various coals and coal qualities to meet specific customer needs. We regularly upgrade and maintain all of our preparation plants to achieve a high level of coal cleaning efficiency and maintain the necessary capacity.

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

In the Midwest, coal is shipped by train and by truck to our customers. The trucked coal is primarily sold f.o.b delivery point with transportation costs borne by either the customer or us. Coal delivered by train is sold f.o.b. the railcar at the point of loading, with transportation costs normally borne by the purchaser. Our Triad mining complex has rail service provided by Indiana Railroad and Indiana Southern Railroad.

Our mining complexes are supported by personnel located in London, Kentucky who provide engineering and permitting assistance, project management, land management and lease administration, coal quality control and quality reporting, accounting and purchasing support, and railroad transportation scheduling services.

Customers and Coal Contracts

As is customary in the coal industry, we regularly enter into long-term contracts (which we define as contracts with terms of more than one year) with many of our customers. These arrangements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. In 2006, we generated approximately 72% of our total revenues from seven long-term contracts to sell coal to electric utilities.

For the year ended December 31, 2006, Georgia Power (25%) and South Carolina Public Service Authority (16%) were our largest customers by revenues. No other customer accounted for more than 10% of revenues.

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

Competition

The U.S. coal industry is highly competitive, with numerous producers in all coal producing regions. We compete against various large producers and hundreds of small producers. According to the U.S. Department of Energy, the largest producer produced approximately 17.8% (based on tonnage produced) of the total United States production in 2005, the latest year for which government statistics are available. The U.S. Department of Energy also reported 1,398 active coal mines in the United States in 2005. Demand for our coal by our principal customers is affected by:

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

Employees

At December 31, 2006, we had 1,742 employees. None of our employees are currently represented by collective bargaining agreements. Relations with our employees are generally good.

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

While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. We estimate that we will make expenditures of approximately $2.0 million per year for environmental control facilities and complying with new safety regulations in 2007 and 2008. These costs are in addition to reclamation and mine closing costs and the costs of treating mine water discharge, when necessary. Compliance with these laws has substantially increased the cost of coal mining, but is, in general, a cost common to all domestic coal producers.

Mine Health and Safety Laws

Stringent health and safety standards were imposed by federal legislation when the Federal Coal Mine Safety and Health Act of 1969 was adopted. The Federal Mine Safety and Health Act of 1977, which significantly expanded the enforcement of safety and health standards of the Coal Mine Safety and Health Act of 1969, imposes safety and health standards on all mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The Federal Mine Safety and Health Administration monitors compliance with these federal laws and regulations and can impose penalties can impose under recently enacted regulations maximum penalties of up to $220,000 for certain violations, as well as closure of the mine. In addition, as part of the Coal Mine Safety and Health Act of 1969 and the Federal Mine Safety and Health Act of 1977, the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, require payments of benefits to disabled coal miners with black lung disease and to certain survivors of miners who die from black lung disease.

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

The mine disasters in West Virginia and other states that occurred in 2006 have resulted in increased scrutiny of coal mining in general and underground coal mining in particular. New legislation has been enacted at the state and federal level that creates requirements for maintaining caches of self-contained self-rescuers throughout underground mines; equipping all underground miners with wireless communications devices and tracking devices; and in some cases, installing cable lifelines from the mine portal to all sections of the mine for assistance in emergency escape. Additionally, new requirements for prompt reporting of accidents and increased fines and penalties for violation of these and other regulations have been enacted. The Federal Mine Safety and Health Administration issued final regulations in December 2006 that place new or amended requirements on all underground mines relating to the storage and use of self-contained self-rescuers, evacuation training for miners, the installment and maintenance of lifelines and notification of MSHA in the event of an accident.

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

In addition to the Black Lung Act, we also are liable under various state statutes for black lung claims. To a certain extent, our federal black lung liabilities are reduced by our state liabilities. Our total (federal and state) black lung benefit liabilities, including the current portions, totaled approximately $26.8 million at December 31, 2006. These obligations were unfunded at December 31, 2006.

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

Workers’ Compensation

We are required to compensate employees for work-related injuries. Our accrued workers’ compensation liabilities, including the current portion, were $53.4 million at December 31, 2006. These obligations are unfunded. Our expense for workers’ compensation was $11.4 million in 2006. Both the federal government and the states in which we operate consider changes in workers’ compensation laws from time to time. Such changes, if enacted, could adversely affect us.

Environmental Laws and Regulations

We are subject to various federal environmental laws and regulatory entities, including:

•	the Surface Mining Control and Reclamation Act of 1977;

•	the Clean Air Act;

•	the Clean Water Act;

•	the Toxic Substances Control Act;

•	the Comprehensive Environmental Response, Compensation and Liability Act;

•	the U.S. Army Corps of Engineers; and

•	the Resource Conservation and Recovery Act.

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

The SMCRA and similar state statutes, among other things, require that mined property be restored in accordance with specified standards and approved reclamation plans. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. The earliest a reclamation bond can be fully released is five years after reclamation has been achieved. All states impose on mine operators the responsibility for repairing or compensating for damage occurring on the surface as a result of mine subsidence, a possible consequence of underground mining. In addition, the Abandoned Mine Reclamation Fund, which is part of the SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore unreclaimed mines closed before 1977. The maximum tax, effective October 1, 2007, is $0.315 per ton on surface mined coal and $0.135 per ton on underground-mine coal.

Statement of Financial Accounting Standards No. 143 (“Statement No. 143”) provides the guidance to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. This statement requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Asset retirement obligations primarily relate to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. At December 31, 2006 and December 31, 2005, we had accrued $29.7 million and $26.8 million, respectively, related to estimated mine reclamation costs. The amounts recorded are dependent upon a number of variables, including the amount and timing of estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rate.

Our future operating results would be adversely affected if these accruals were determined to be insufficient. These obligations are unfunded. The amount that was expensed for the year ended December 31, 2006 was $2.1 million, while the related cash payment for such liability during the same period was $1.1 million.

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

We believe we have obtained all necessary permits under the Clean Air Act. We monitor permits required by operations regularly and take appropriate action to extend or obtain permits as needed. Our permitting costs with respect to the Clean Air Act are typically less than $100,000 per year.

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

FORWARD-LOOKING INFORMATION

From time to time, we make certain comments and disclosures in reports and statements, including this report, or statements made by our officers, which may be forward-looking in nature. These statements are known as “forward-looking statements,” as that term is used in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Examples include statements related to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding. These forward-looking statements could also involve, among other things, statements regarding our intent, belief or expectation with respect to:

•	our cash flows, results of operation or financial condition;

•	the consummation of acquisition, disposition or financing transactions and the effect thereof on our business;

•	governmental policies and regulatory actions;

•	legal and administrative proceedings, settlements, investigations and claims;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	availability of transportation;

•	market demand for coal, electricity and steel;

•	competition;

•	our relationships with, and other conditions affecting, our customers;

•	employee workforce factors;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	future economic or capital market conditions; and

•	our plans and objectives for future operations and expansion or consolidation.

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

We derived 88% of our total revenues (contract and spot) in 2006 and 85% of our total revenues in 2005, from our electric utility customers. Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities). All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

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

Our Central Appalachia mines generally ship coal via rail systems. During 2006, we shipped in excess of 95% of our coal from our Central Appalachia mines via CSX. In the Midwest, we shipped approximately 63% of our produced coal by truck and the remainder via rail systems. Our dependence upon railroads and third party trucking companies impacts our ability to deliver coal to our customers. Disruption of service due to weather-related problems, strikes, lockouts, bottlenecks and other events could temporarily impair our ability to supply coal to our customers, resulting in decreased shipments. Decreased performance levels over longer periods of time could cause our customers to look elsewhere for their fuel needs, negatively affecting our revenues and profitability.

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

In January 2005, a virtually identical claim to that filed in West Virginia was filed in Kentucky. The plaintiffs in this case, Kentucky Riverkeepers, Inc., et al. v. Colonel Robert A. Rowlette, Jr., et al., Civil Action No 05-CV-36-JBC, seek the same relief as that sought in West Virginia. The court heard oral arguments on a summary judgment motion in late 2005 and there has been no action by the court since that time. A ruling for the plaintiffs in this matter could have an adverse impact on our planned surface mining operations.

We have significant reclamation and mine closure obligations. If the assumptions underlying our accruals are materially inaccurate, we could be required to expend greater amounts than anticipated.

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Under U.S. generally accepted accounting principles we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. Specifically, the fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At December 31, 2006, we had accrued $29.7 million related to estimated mine reclamation costs. These amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

For 2006, we generated approximately 77% of our total revenues from several long-term contracts with electrical utilities, including 25% from our largest customer, Georgia Power Company, and 16% from South Carolina Public Service Authority. At December 31, 2006, we had coal supply agreements with these customers that expire in 2007 to 2009. The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

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

Our operating results will be negatively impacted if we are unable to balance our mix of contract and spot sales.

We have implemented a sales plan that includes long-term contracts (greater than one year) and spot sales/short-term contracts (less than one year). We have structured our sales plan based on the assumptions that demand will remain adequate to maintain current shipping levels and that any disruptions in the market will be relatively short-lived. If we are unable to maintain a balance of contract sales with spot sales, or our markets become depressed for an extended period of time, our volumes and margins could decrease, negatively affecting our operating results.

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

The mine disasters that occured during 2006 in West Virginia and other states led to the enactment of significant new federal and state laws and regulations relating to safety in underground coal mines.   These laws and regulations include requirements for constructing and maintaining caches for the storage of additional self-contained self rescuers throughout underground mines; constant tracking of personnel in the mines; installing cable lifelines from the mine portal to all sections of the mine to assist in emergency escape; submission and approval of emergency response plans; and new and additional safety training.  Additionally, new requirements for the prompt reporting of accidents and increased fines and penalties for violation of these and existing regulations have been implemented.  These new laws and regulations will cause us to incur additional costs, which will adversely impact our operating performance.

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

In addition to coal we produce from our Company-operated mines, we have mines that typically are operated by independent contract mine operators, and we purchase coal from third parties for resale. For 2007, we anticipate approximately 2% of our total production will come from mines operated by independent contract mine operators and approximately 2% of our total coal produced will come from third party purchased coal sources. Operational difficulties, changes in demand for contract mine operators from our competitors and other factors beyond our control could affect the availability, pricing and quality of coal produced for us by independent contract mine operators. The demand for contract mining companies has increased significantly due to the current strong market prices for coal from Central Appalachia. Disruptions in supply, increases in prices paid for coal produced by independent contract mine operators or purchased from third parties, or the availability of more lucrative direct sales opportunities for our purchased coal sources could increase our costs or lower our volumes, either of which could negatively affect our profitability.

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

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. As of December 31, 2006, we had outstanding surety bonds with third parties for post-mining reclamation totaling $54.8 million. Furthermore, we have surety bonds for an additional $40.3 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations. Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit or other assurances of payment. However, letters of credit can be significantly more costly to us than surety bonds. The issuance of letters of credit under our senior secured credit facility also reduces amounts that we can borrow under our senior secured credit facility for other purposes. If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may be negatively affected.

We have significant unfunded obligations for long-term employee benefits for which we accrue based upon assumptions, which, if incorrect, could result in us being required to expend greater amounts than anticipated.

We are required by law to provide various long-term employee benefits. We accrue amounts for these obligations based on the present value of expected future costs. We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations. At December 31, 2006, the current and non-current portions of these obligations included $26.8 million for coal workers’ black lung benefits and $53.4 million for workers’ compensation benefits.

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

We provide pension benefits to eligible employees. As of December 31, 2006, we estimated that our pension plan was underfunded by approximately $13.0 million. If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated. The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

During 2006, we entered into four amendments to our Prior Senior Secured Facility in order to revise the financial covenants to levels that we projected we could comply with during the year. In February 2007, we entered into new debt facilities that replace the Prior Senior Secured Facilities. Our new debt instruments impose a number of restrictions on us. A failure to comply with these restrictions could adversely affect our ability to borrow under our revolving credit facility or result in an event of default under our debt instruments. Our debt instruments contain financial and other covenants that create limitations on our ability to, among other things, borrow the full amount on our revolver, issue letters of credit under our letter of credit facility or incur additional debt, and require us to maintain various financial ratios and comply with various other financial covenants. These covenants include the following:

•	minimum EBITDA;

•	maximum total leverage ratio: and

•	maximum limits on capital expenditures.

In the event of a default, our lenders could terminate their commitments to us and declare all amounts borrowed, together with accrued interest and fees, immediately due and payable. If this were to occur, we might not be able to pay these amounts or we might be forced to seek amendments to our debt agreements which could make the terms of these agreements more onerous for us and require the payment of amendment or waiver fees. Failure to comply with these restrictions, even if waived by our lenders, also could adversely affect our credit ratings, which could increase our costs of debt financings and impair our ability to obtain additional debt financing.

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

The termination or disallowance of Section 29 tax credits for synfuel plants by the Internal Revenue Service could decrease our revenues.

We supply coal to a third party synfuel plant and receive fees for the handling, shipping and marketing of the synfuel product. Synfuel is a synthetic fuel product that is produced by chemically altering coal. In 2006, 1% of our total revenues came from synfuel handling, shipping and marketing revenues. Sales of the fuel processed through these types of facilities are eligible for non-conventional fuels tax credits under Section 29 of the Internal Revenue Code. The owner of the facility that we supply with coal has obtained a Private Letter Ruling (“PLR”) from the Internal Revenue Service confirming that the facility produces a qualified fuel eligible for Section 29 tax credits. The Section 29 tax credit program is scheduled to expire on December 31, 2007. There is a risk that the IRS could modify or disallow the Section 29 tax credit, or (in certain circumstances related to the market price of oil), terminate the credit earlier than expected, making operation of the synfuel plant unprofitable. Additionally, recent market prices of oil caused the synfuel plants to cease operations during a portion of 2006. Additional synfuel plant closures will result in the loss of the handling, shipping and marketing fees for our services, which may negatively affect our profitability.

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

We may explore opportunities to expand our operations through strategic acquisitions of other coal mining companies. We currently have no agreement or understanding for any specific acquisition. Risks associated with our current and potential acquisitions include the disruption of our ongoing business, problems retaining the employees of the acquired business, assets acquired proving to be less valuable than expected, the potential assumption of unknown or unexpected liabilities, costs and problems, the inability of management to maintain uniform standards, controls, procedures and policies, the difficulty of managing a larger company, the risk of becoming involved in labor, commercial or regulatory disputes or litigation related to the new enterprises and the difficulty of integrating the acquired operations and personnel into our existing business.

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

We believe that our cash on hand, the cash provided by our new Term Facility, the availability under our new Revolver and cash generated from our operations will provide us with adequate liquidity for at least the next twelve months. However, such funds likely will not provide sufficient cash to fund any future acquisitions. Accordingly, we may need to conduct additional debt or equity financings in order to fund any such additional acquisitions, unless we issue shares of our common stock as consideration for those acquisitions. If we are unable to obtain any such financings, we may be required to forego future acquisition opportunities.

Our current reserve base in the Midwest is limited.

Our southern Indiana mining complex currently has rights to proven and probable reserves that we believe will be exhausted in approximately 12.1 years at 2006 levels of production, compared to our current Central Appalachia mining complexes, which have reserves that we believe will last an average of approximately 26.0 years at 2006 levels of production. We intend to increase our reserves in southern Indiana by acquiring rights to additional exploitable reserves that are either adjacent to or nearby our current reserves. If we are unable to successfully acquire such rights on acceptable terms, or if our exploration or acquisition activities indicate that such coal reserves or rights do not exist or are not available on acceptable terms, our production and revenues will decline as our reserves in that region are depleted. Exhaustion of reserves at particular mines also may have an adverse effect on our operating results that is disproportionate to the percentage of overall production represented by such mines.

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

Any of these factors could have a negative effect on the price of our common stock on the Nasdaq Global Select Market, make it difficult to predict the market price for our common stock in the future and cause the value of your investment to decline.

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

Item 1B   Unresolved Staff Comments

None

Item 2.    Properties

As of December 31, 2006, we owned approximately 10,800 acres of land. Our mineral rights are primarily controlled through leases. In a mining context, control of a property is typically divided into three categories:

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

For a discussion of our coal reserves see Item 1 Business “Reserves.”

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

Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Company through a solicitation of proxies or otherwise during the fourth quarter of the Company’s year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuers Purchases of Equity Securities

Market Information

On January 25, 2005, our common stock commenced trading on the Nasdaq National Market (now known as the Nasdaq Global Select Market under the ticker symbol “JRCC”. From November 15, 2004 until January 24, 2005, our common stock was quoted on the Over-the-Counter Bulletin Board. The table below sets forth the high and low sales prices for our common stock for the periods indicated, as reported by Nasdaq or quoted through the OTC Bulletin Board. The per share quotations for the periods in which our common stock was traded in the over-the-counter market represent inter-dealer prices, without adjustment for retail mark ups, mark-downs or commissions and may not necessarily represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 31, 2006
High	$43.53	38.75	27.17	13.47
Low	$31.16	26.29	10.17	8.57
Fiscal year ended December 31, 2005
High	$45.75	40.50	52.56	51.37
Low	$37.41	28.64	34.47	36.96

Recent Sales of Unregistered Securities

We issued common stock and options to purchase common stock to the following persons or classes of persons, in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as follows:

Recipient	No. Shares	No. Options	Date of Issuance	Consideration	Option Exercise Price

Operating and senior management	159,284	—	January 10, 2006 to October 4, 2006	Services rendered	N/A

Non-employee directors (aggregate)	9,375	35,000	May 27, 2006 and August 22, 2006	Services rendered	$14.84 to $31.70

Please refer to note 8 of our December 31, 2006 consolidated financial statements for securities authorized to be issued under our 2004 Equity Incentive Plan.

Holders

As of December 31, 2006, there were 86 record holders of our common stock.

Dividends

We have not paid any cash dividends on our common stock during the years ended December 31, 2006, 2005 and 2004. We intend to retain our earnings and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, our financial condition, restrictions in financing agreements and other factors deemed relevant by the Board of Directors. The payment of cash dividends is also currently prohibited by our credit facilities.

Stock Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return of James River Coal Company’s Common Stock against the cumulative total return of the NASDAQ Global Select Stock Market (U.S.) Index and the Dow Jones U.S. Coal Index for the period commencing on January 25, 2005 (the date the Company’s Common Stock began trading on the Nasdaq Global Select Stock Market) and ending on December 31, 2006.

COMPARISON OF 2 YEAR CUMULATIVE TOTAL RETURN*
Among James River Coal Company, The NASDAQ Composite Index
And The Dow Jones US Coal Index

* $100 invested on 1/25/05 in stock or on 12/31/04 in index-including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.     Selected Financial Data

In March 2003, the Company and all of its subsidiaries filed voluntary petitions with the United States Bankruptcy Court for the Middle District of Tennessee for reorganization under Chapter 11. Upon emergence from bankruptcy, we adopted “fresh start” accounting as contained in the American Institute of Certified Public Accountant’s Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). In connection with the implementation of fresh start accounting, we recorded a gain of approximately $178.0 million from the extinguishment of our debt. Other adjustments were made to reflect the provisions of the Plan of Reorganization and to adjust the assets of the reorganized Company to their estimated fair value and liabilities to their estimated present value. For purposes of applying fresh start accounting, we used an enterprise value for the reorganized Company of $155 million which was based on an appraisal performed for one of our lenders in connection with our reorganization. For financial reporting purposes, these transactions were reflected in our operating results before emergence.

Our consolidated financial statements after emergence are those of a new reporting entity (the “Successor Company”) and are not comparable to the financial statements of the pre-emergence company (the “Predecessor Company”). For a complete discussion of our application of fresh start accounting, please refer to note 2 of our December 31, 2006 consolidated financial statements.

The following table presents our selected consolidated financial and operating data as of and for each of the periods indicated. The selected consolidated financial data for years ended December 31, 2006 and 2005, the eight months ended December 31, 2004 (the successor periods), the four months ended April 30, 2004 and for the years ended December 31, 2003 and 2002 (predecessor periods) are derived from our audited consolidated financial statements. The selected consolidated financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

James River Coal Company and Subsidiaries
Selected Financial Data

	Successor Company			Predecessor Company
	Year Ended 2006	Year Ended 2005	Eight Months Ended December 31, 2004	Four Months Ended April 30, 2004	Year Ended 2003	Year Ended 2002
	(in thousands, except per share, per ton and number of employees information)
Consolidated Statement of Operations:
Revenues	$564,791	453,999	231,698	113,949	304,052	397,599
Cost of coal sold	496,799	389,222	190,926	89,294	278,939	344,222
Depreciation, depletion, and amortization	74,562	51,822	21,765	12,314	40,427	46,393
Gross profit (loss)	(6,570)	12,955	19,007	12,341	(15,314)	6,984

Selling, general, and administrative expenses	30,867	25,453	11,412	5,023	19,835	19,994
Other operating expenses	—	—	—	—	—	26,554
Operating income (loss)	(34,437)	(12,498)	7,595	7,318	(35,149)	(39,564)

Interest expense	16,782	12,892	5,733	567	18,536	29,883
Interest income	(366)	(226)	(72)	—	(144)	(1,003)
Charges associated with repayment of debt	—	2,524	—	—	—	—
Miscellaneous income, net	(533)	(1,067)	(833)	(331)	(1,519)	(1,222)
Reorganization items, net	—	—	—	(100,907)	7,630	—
Income tax expense (benefit)	(27,151)	(14,283)	791	—	(2,891)	(8,125)

Income (loss) before cumulative effect of accounting change	(26,169)	(12,338)	1,976	107,989	(56,761)	(59,097)

Cumulative effect of accounting change	—	—	—	—	(3,045)	—

Net income (loss)	(26,169)	(12,338)	1,976	107,989	(59,806)	(59,097)

Preferred dividends	—	—	—	—	(340)	(680)
Decrease in redemption amount of redeemable common stock	—	—	—	—	—	8,798
Net income (loss) attributable to common shareholders	$(26,169)	(12,338)	1,976	107,989	(60,146)	(50,979)

James River Coal Company and Subsidiaries
Selected Financial Data

	Successor Company			Predecessor Company
	Year Ended 2006	Year Ended 2005	Eight Months Ended December 31, 2004	Four Months Ended April 30, 2004	Year Ended 2003	Year Ended 2002
	(in thousands, except per share, per ton and number of employees information)
Basic earnings (loss) per common share:
Income (loss) before cumulative effect of accounting change	$(1.65)	(0.83)	0.14	6,393.67	(3,380.78)	(3,018.31)
Cumulative effect of accounting change	—	—	—	—	(180.28)	—
Net income (loss)	(1.65)	(0.83)	0.14	6,393.67	(3,561.06)	(3,018.31)

Shares used to calculate basic earnings (loss) per common share	15,849	14,955	13,800	17	17	17

Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of accounting change	$(1.65)	(0.83)	0.14	6,393.67	(3,380.78)	(3,018.31)
Cumulative effect of accounting change	—	—	—	—	(180.28)	—
Net income (loss)	(1.65)	(0.83)	0.14	6,393.67	(3,561.06)	(3,018.31)

Shares used to calculate diluted earnings (loss) per share	15,849	14,955	14,623	17	17	17

	Successor Company			Predecessor Company
	December 31,			April 30,	December 31,
	2006	2005	2004	2004	2003	2002
	(in thousands, except per share, per ton and number of employees information)
Consolidated Balance Sheet Data:
Working capital (deficit)	$(2,589)	6,123	10,046	5,896	9,009	(263,149)
Property, plant, and equipment, net	337,780	360,000	255,575	254,259	257,156	270,989
Total assets	451,254	472,669	327,826	332,589	318,289	340,311
Long term debt, including current portion	167,493	150,000	95,000	6,400	—	252,876
Liabilities subject to compromise	—	—	—	319,451	319,595	—
Total shareholders’ equity (deficit)	86,397	111,267	65,585	(127,837)	(123,601)	(68,726)

	Successor Company			Predecessor Company
	Year Ended 2006	Year Ended 2005	Eight Months Ended December 31, 2004	Four Months Ended April 30, 2004	Year Ended 2003	Year Ended 2002
	(in thousands, except per share, per ton and number of employees information)
Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$31,680	48,990	14,098	1,513	23,033	28,899
Net cash used in investing activities	(54,738)	(135,362)	(21,744)	(9,463)	(15,660)	(33,522)
Net cash provided by (used in) financing activities	15,929	91,429	10,224	4,361	(2,489)	3,347

Supplemental Operating Data:
Tons sold	13,128	11,091	5,775	3,107	10,083	13,926
Tons produced	13,054	11,155	5,770	3,081	9,294	12,350
Revenue per ton sold (excluding synfuel)	$42.67	40.19	39.21	35.98	29.53	28.26
Number of employees	1,742	1,429	1,070	984	1,127	1,145
Capital expenditures	$62,507	84,987	25,811	9,521	20,116	22,925

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes and “Selected Financial Data” included elsewhere in this filing. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of numerous factors, including the risks discussed in “Risk Factors” in this filing.

Overview

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana. We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)). Our Midwest business segment was added in 2005 through the acquisition of Triad Mining, Inc. In 2006, our mines produced 12.3 million tons of coal (including 616,000 tons of contract coal) and we purchased another 786,000 tons for resale. Of the 11.7 million tons we produced from Company operated mines, approximately 69% came from underground mines, while the remaining 31% came from surface mines. In 2006, we generated revenues of $564.8 million and a net loss of $26.2 million.

CAPP Segment

In Central Appalachia, the majority of our coal is primarily sold to customers in the southern portion of the South Atlantic region of the United States. The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware. According to the US Energy Information Administration (EIA), in 2005 the South Atlantic region consumed about 17% of all coal for electric generation in the United States. The South Atlantic region had an increase in coal consumption in the electric power sector of 3.4% in 2005.  We have been providing coal to customers in the South Atlantic region since our formation in 1988. In 2006, Georgia Power and South Carolina Public Service Authority were our largest customers, representing approximately 25% and 16% of our total revenues, respectively. No other customer accounted for more than 10% of our revenues.

According to the EIA, in 2005 coal productions increased in the Appalachia region by 1.7%. Production increases in the Appalachia regions continue to be impacted by transportation problems, rising operating costs and difficulty in permitting new mines. During 2006, our CAPP segment shipped 9.8 million tons of coal. As of December 31, 2006, we estimate that we controlled approximately 233 million tons of proven and probable coal reserves. Based on our most recent analysis prepared by Marshall Miller & Associates, Inc. (“MM&A”) as of March 31, 2004, we estimate that these reserves have an average heat content of 13,300 Btu per pound and an average sulfur content of 1.3%. At current production levels, we believe these reserves would support approximately 26 years of production.

Our CAPP segment continued to experience upward pressure on mining costs during 2006. The increased costs were primarily due to high labor costs and commodity based variable mining costs. We are focused on reducing our operating costs at each mine and improving miner productivity. We continue to select projects for capital expenditures for equipment, facilities, and infrastructure that we believe will provide high returns. We also continue to focus our training programs to help our personnel be safer and more productive.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. According to the  EIA, in 2005 the East North Central Region consumed about 23% of all coal consumed for electric generation in the United States. The East North Central Region had an increase in coal consumption for the electric power sector of 3.7% in 2005. In 2006, our Midwest segment’s largest customer was Indianapolis Power and Light which represented approximately 7% of our total revenues.

During 2006, our Midwest segment shipped 3.3 million tons of coal. We believe that coal-fired electric utilities value the high energy coal that comprises the majority of our Midwest reserves. As of December 31, 2006, we estimate that we controlled approximately 40.2 million tons of proven and probable coal reserves. Based on our most recent analyses prepared by MM&A as of February 1, 2005 and April 11, 2006, we estimate that these reserves have an average heat content of 12,000 Btu per pound and average sulfur content of 3.2%. At current production levels, we believe these reserves would support approximately 12 years of production.

Reserves

MM&A prepared a detailed study of our CAPP reserves as of March 31, 2004 based on all of our geologic information, including our updated drilling and mining data. MM&A completed their report on our CAPP reserves in June 2004. For the Triad properties, MM&A also prepared a detailed study of Triad’s reserves as of February 1, 2005 for the reserves obtained in the acquisition of Triad and as of April 11, 2006 for certain additional reserves acquired in the second quarter of 2006.  The MM&A studies were planned and performed to obtain reasonable assurance of the subject demonstrated reserves.  In connection with the studies, MM&A prepared reserve maps and had certified professional geologists develop estimates based on data supplied by us and Triad using standards accepted by government and industry. We have used MM&A’s March 31, 2004 study as the basis for our current internal estimate of our Central Appalachia reserves and MM&A’s February 1, 2005 and April 11, 2006 studies as the basis for our current internal estimate of our Midwest reserves.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through December 31, 2006, we estimate that, as of December 31, 2006, we controlled approximately 233 million tons of proven and probable coal reserves in the CAPP region and 40 millions tons in the Midwest region.  The following table provides additional information regarding changes to our reserves since December 31, 2005 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2005 (1)	241.6	20.2	261.8
Coal Extracted	(9.0)	(3.3)	(12.3)
Acquisitions (2)	—	23.5	23.5
Adjustments (3)	6.5	(0.2)	6.3
Divestures (4)	(6.1)	—	(6.1)
Proven and Probable Reserves, as of December 31, 2006 (1)	233.0	40.2	273.2

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

(2) Represents estimated reserves on properties acquired during the relevant period.  We calculated the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, except for the reserve study of the 15.8 million tons of reserves acquired by our Midwest segment as of April 11, 2006, these estimates have not been reviewed by MM&A.

(3) Represents changes in reserves due to additional information obtained from exploration activities, production activities or discovery of new geologic information. We calculated the adjustments to the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A.

(4) Represents changes in reserves due to expired leases.

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

Trends In Our Business

Recently, demand has slowed for coal which has led to a softening in coal prices. This reduction in demand and prices has been driven by a number of factors including a mild winter followed by a cool summer and increased production of coal. We believe that the lower coal prices will result in decreased production as it will no longer be economical to operate higher cost coal mines. We believe that, in the long term, the market for coal in the United States remains strong as coal continues to be one of the most economical energy sources. However, while we are not able to predict when the coal market will begin to strengthen, we believe that a projected decrease in production and projected long term increase in demand for coal will lead to higher coal prices in the future. A number of factors beyond our control impact coal prices, including:

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

As discussed previously, our costs of production have increased in recent years, particularly in the CAPP region. We expect the higher costs to continue for the next several years, due to a number of factors, including increased governmental regulations, high prices in worldwide commodity markets and a highly competitive market for a limited supply of skilled mining personnel.

Our business is very sensitive to changes in supply and demand for coal and we intend to carefully manage our mines in 2007 to achieve sustainable profit margins.  Events beyond our control could impact our profit margins.

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

Results of Operations

Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005

The following table shows selected operating results for 2006 and 2005 (in 000’s, except per ton amounts):

	Year Ended December 31,
	2006		2005		Change
	Total	Per Ton	Total	Per Ton	Total
Volume Shipped (tons)	13,128		11,091		18%

Coal sales	$560,183	42.67	$445,742	40.19	26%
Synfuel handling	4,608		8,257		-44%
Cost of coal sold	496,799	37.84	389,222	35.09	28%
Depreciation, depletion and amortization	74,562	5.68	51,822	4.67	44%
Gross profit (loss)	(6,570)	(0.50)	12,955	1.17	-151%
Selling, general and administrative	30,867	2.35	25,453	2.29	21%

Volume and Revenues by Segment

	Year Ended December 31,
	2006		2005
	CAPP	Midwest	CAPP	Midwest

Volume Shipped (tons)	9,780	3,348	9,023	2,068
Coal sales revenue	$467,492	92,691	389,861	55,881
Average sales price per ton	$47.80	27.69	43.21	27.02

In 2006, we shipped 13.1 million tons of coal compared to 11.1 million tons for the same period in 2005.  This increase was primarily due to a full year of production at Triad which added 1.3 million tons in 2006. Coal sales revenue increased from $445.7 million in 2005 to $560.2 million in 2006. This increase was due to the increase in shipments and an increase in the average sales price per ton for sales under long-term contracts, offset by a decrease in the average CAPP spot sales price per ton.  In 2006, the CAPP region sold 7.9 million tons of coal (80% of total CAPP sales volume) under long-term contracts at an average selling price of $44.62 per ton.  In 2005, the CAPP region sold approximately 7.9 million tons of coal under long-term contracts (87% of total CAPP sales volume) at an average selling price of $40.12 per ton. In 2006, the CAPP region sold approximately 1.9 million tons (20% of total CAPP sales volume) to the spot market at an average selling price of $60.99 per ton.  In 2005, the CAPP region sold 1.1 million tons of coal (13% of total CAPP sales volume) to the spot market at an average selling price of $64.74 per ton.  The increase in the Midwest was primarily due to a full year of shipments in 2006 versus seven months of shipments in 2005. The Midwest revenues were primarily from sales under long-term contracts. The average sales price per ton in the Midwest increased from $27.02 in 2005 to $27.69 in 2006.

	Year Ended December 31,
	2006			2005
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of Coal Sold	$420,223	76,576	—	344,094	45,128	—
Per ton	42.97	22.87	—	38.14	21.82	—
Depreciation, depletion, and amortization	60,040	14,411	111	43,687	7,985	150
Per ton	6.14	4.30	—	4.84	3.86	—

Cost of Coal Sold

The cost of coal sold, excluding depreciation, depletion and amortization increased from $389.2 million in 2005 to $496.8 million in 2006. Our cost per ton of coal sold in the CAPP region increased from $38.14 per ton in the 2005 period to $42.97 per ton in the 2006 period. This $4.83 increase in cost per ton of coal sold was due to several factors. Labor and benefit costs increased by $1.73 per ton in 2006 primarily due to increase in benefits, necessitated by a competitive job market in the coal industry. Variable costs increased by $2.24 per ton, primarily due to an increase in raw materials and maintenance and repair parts and the impact of increased regulatory scrutiny in 2006 which has impacted both our productivity and our overall mining costs. Cost per ton of coal sold in the Midwest region increased from $21.82 in 2005 to $22.87 in 2006. This per ton increase was primarily due an increase in variable costs per ton, including an increase in raw materials costs. In the fourth quarter of 2006, the Company also recorded a $4.1 million charge in the CAPP region to write-off of a prepaid royalty in connection with the restructuring of a mineral lease contract.

Depreciation, depletion and amortization

Depreciation, depletion and amortization, increased from $51.8 million in 2005 to $74.6 million in 2006. In the CAPP region, depreciation, depletion and amortization increased $16.4 million to $60.0 million or $6.14 per ton, in 2006. This increase was due to capital expenditures which increased the depreciable asset base. In the Midwest, depreciation, depletion and amortization 2006 was $14.1 million, or $4.30 per ton.

Selling, general and administrative

Selling, general and administrative expenses increased from $25.5 million for 2005 to $30.9 million for 2006. The increase was primarily due to a $1.7 million expense for the resolution of a contingent obligation dealing with our previous bankruptcy recorded as a result of congressional action on the coal act in the fourth quarter of 2006, an increase in bank charges of $1.0 million, $0.9 million increase in salary and benefits primarily attributed to an increase in headcount and a $0.7 million increase in stock compensation.

Income Taxes

Our effective tax rates for 2006 and 2005 were 50.9% and 53.7%, respectively. Our effective income tax rate is impacted by percentage depletion. Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties. Because percentage depletion can be deducted in excess of cost depletion, it creates a permanent difference and directly impacts the effective tax rate. Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

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

The following table shows selected operating results for 2005 and 2004 (in 000’s):

	Year Ended December 31,
	2005		2004		Change
	Total	Per Ton	Total	Per Ton	Total
Volume Shipped (tons)	11,091		8,882		25%

Coal sales	$445,742	40.19	338,297	38.09	32%
Synfuel handling	8,257		7,350		12%
Cost of coal sold	389,222	35.09	280,220	31.55	39%
Depreciation, depletion and amortization	51,822	4.67	34,079	3.84	52%
Gross profit	12,955	1.17	31,348	3.53	-59%
Selling, general and administrative	25,453	2.29	16,435	1.85	55%

Volume and Revenues by Segment

	Year Ended December 31,
	2005		2004
	CAPP	Midwest	CAPP	Midwest

Volume Shipped (tons)	9,023	2,068	8,882	—
Coal sales revenue	$389,861	55,881	338,297	—
Average sales price per ton	$43.21	27.02	38.09	—

In 2005, we shipped 11.1 million tons of coal compared to 8.9 million tons in 2004.  This increase was primarily due to the acquisition of Triad which added 2.1 million tons in 2005. Coal sales revenue increased from $338.3 million in 2004 to $445.7 million in 2005. This increase was due to an increase in the average sales price per ton for sales under long-term contracts and spot sales in CAPP and a $55.9 million increase due to the acquisition of Triad.  In 2005, the CAPP region sold approximately 7.9 million tons of coal under long-term contracts (87% of total CAPP sales volume) at an average selling price of $40.12 per ton.  In 2004, the CAPP region sold 7.2 million tons of coal (81% of total CAPP sales volume) under long-term contracts at an average selling price of $35.22 per ton.  In 2005, the CAPP region sold 1.1 million tons of coal (13% of total CAPP sales volume) to the spot market at an average selling price of $64.74 per ton.  In 2004, the CAPP region sold approximately 1.7 million tons (19% of total CAPP sales volume) to the spot market at an average selling price of $50.09 per ton.  The Midwest revenues were primarily from sales under long-term contracts.

	Year Ended December 31,
	2005			2004
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of Coal Sold	$344,094	45,128	—	280,220	—	—
Per ton	38.14	21.82	—	31.55	—	—
Depreciation, depletion, and amortization	43,687	7,985	150	33,961	—	118
Per ton	4.84	3.86	—	3.82	—	—

Cost of Coal Sold

The cost of coal sold, excluding depreciation, depletion and amortization increased from $280.2 million in 2004 to $389.2 million in 2005. Our cost per ton of coal sold in the CAPP region increased from $31.55 per ton in 2004 to $38.14 per ton in 2005. This $6.59 increase in cost per ton of coal sold was due to several factors. For production from our company-operated mines, sales related costs (primarily royalties and severance taxes) increased by $0.59 per ton as a result of increased sales prices. Labor and benefit costs increased at our company operated mines by $1.58 per ton in 2005 due to a wage increase to all production employees, effective January 1, 2005. The competitive job market in the coal industry necessitated this increase. Variable costs increased by $2.26 per ton, primarily due to rising commodity prices for petroleum and steel based products such as belting, roof support materials, mining bits and machine parts. Trucking costs increased by $1.02 per ton in 2005 due to higher fuel costs. The remaining increase was primarily due to an increase per ton in the cost of our purchased coal of $10.38 per ton and our contract coal of $8.26 per ton. Cost per ton of coal sold in the Midwest region was $21.82 in 2005.

Depreciation, depletion and amortization

Depreciation, depletion and amortization, increased from $34.1 million in 2004 to $51.8 million in 2005. In the CAPP region, depreciation, depletion and amortization increased $9.7 million to $43.7 million or $4.84 per ton. These expenses are not comparable due to the impact of fresh start accounting on our asset base. In the Midwest, depreciation, depletion and amortization was $8.0 million in 2005, or $3.86 per ton, which reflects the depreciation, depletion and amortization from the acquisition of Triad.

Selling, general and administrative

Selling, general and administrative expenses increased from $16.4 million for 2004 to $25.5 million for 2005. Of this increase $2.8 million was related to an increase in compensation, salary and benefit costs. In 2005, we added an entire team of employees dedicated to the development of our new surface mines. This team includes technical, operations, and land acquisition personnel to acquire additional properties, design the new mines, obtain all necessary permits, and manage the new mine operations. An additional $0.8 million was related to an increase in stock compensation costs primarily reflecting the additional restricted shares issued in 2005. Bank charges also increased by $1.5 million, primarily reflecting fees related to our letter of credit facility. We also had a $0.9 million increase in other taxes primarily related to an increase in the unmined mineral tax rates.

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

Liquidity and Capital Resources

As of December 31, 2006, we have outstanding $150 million of Senior Notes due on June 1, 2012 (the Senior Notes). The Senior Notes are unsecured and accrue interest at 9.375% per annum. Interest payments on the Senior Notes are required semi-annually. We may redeem the Senior Notes, in whole or in part, at any time on or after June 1, 2009 at redemption prices from 104.86% in 2009 to 100% in 2011. In addition, at any time prior to June 1, 2008, we may redeem up to 35% of the principal amount of the Senior Notes with the net cash proceeds of a public equity offering at a redemption price of 109.375%, plus accrued and unpaid interest to the redemption date.

The Senior Notes limit our ability, among other things, to pay cash dividends. In addition, if a change of control occurs (as defined in the Indenture), each holder of the Senior Notes will have the right to require us to repurchase all or a part of the Senior Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of repurchase.

As of December 31, 2006, we also had a Prior Senior Secured Credit Facility consisting of a $25.0 million revolving credit facility (the Prior Revolver) and a $75.0 million letter of credit facility (the Prior Letter of Credit Facility). The Prior Revolver matured on May 31, 2010 and the Prior Letter of Credit Facility matured on November 30, 2011. During 2006, we entered into four amendments to the Prior Senior Secured Facility in order to revise the covenants to levels that we projected we could comply with during the year.

On February 26, 2007, we entered into a $35.0 million Revolving Credit Agreement (the Revolver) and a $100.0 million Term Credit Agreement (collectively the Facilities). The Term Credit Agreement consists of a $40.0 million term facility (the Term Facility) and a $60.0 million letter of credit facility (the Letter of Credit Facility). A portion of the proceeds from the Facilities were used to repay the Prior Revolver and Prior Letter of Credit Facilities and to pay fees and expenses associated with the Facilities. The remaining proceeds are available for working capital and other general corporate purposes. The Letter of Credit Facility does not constitute a loan to us and accordingly is not available for borrowing by us.  The Letter of Credit Facility only supports the issuance of up to $60 million of letters of credit. The following is a summary of significant terms of the Facilities.

	Revolver	Term Facility	Letter of Credit Facility
Maturity	February 2012	February 2013	February 2013

Interest/Usage Rate	Our option of Base Rate(a) plus 1.0% or LIBOR plus 2.0% per annum	Our option of Base Rate(a) plus 3.0% or LIBOR plus 4.0% per annum	4.0% per annum

Maximum Availability	Lesser of $35.0 million and the borrowing base (b)	$40.0 million reduced by any repayments	$60.0 million

Repayments prior to maturity	Not Applicable	1% of face amount is due quarterly.	Not applicable

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 0.5% and (2) the prime rate.

(b)
The Revolver’s borrowing base is the sum of up to 85% of the eligible accounts receivable plus the lesser of (1) up to 60% of eligible inventory and (2) up to 85% of the net orderly liquidation value of eligible inventory; minus reserves from time to time set by administrative agent.

The Revolver provides that we can use up to $10.0 million of the Revolver availability to issue letters of credit. The Revolver provides for a 2.0% fee on any outstanding letter of credits issued under the Revolver and a 0.5% fee on the unused portion of the Revolver. The Facilities require certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Facilities include financial covenants that require us to maintain a minimum EBITDA and a maximum leverage ratio and limit capital expenditures, each as defined by the agreement. We project that we will be in compliance with these covenants through 2007. The Facilities are secured by substantially all of our assets.

The following chart reflects the components of our debt as of December 31, 2006 and 2005:

	2006	2005
Senior Notes	$150,000	$150,000
Prior Senior Secured Credit Facility - Prior Revolver	17,493	—
Total long-term debt	167,493	150,000
Less amounts classified as current	—	—
Total long-term debt, less current maturities	$167,493	$150,000

As a result of the completion of the Facilities we expect to have adequate liquidity throughout 2007. The Term Loan provides us with $40 million which we used in part to repay the amounts outstanding on the Prior Revolver and costs associated with the Facilities. The Revolver will provide us additional availability of up to $35 million.

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

Our secondary source of cash is the Revolver. We believe that cash on hand, cash generated from our operating activities, and availability under the Revolver will be sufficient to meet our working capital needs, to fund our capital expenditures for existing operations and to meet our debt service obligations for the next twelve months. Nevertheless, there are many factors beyond our control, including general economic and coal market conditions that could have a material adverse impact on our ability to meet our liquidity needs.

In the event that the sources of cash described above are not sufficient to meet our future cash requirements, we will need to reduce certain planned expenditures, seek additional financing, or both. If debt financing is not available on favorable terms, we may seek to raise funds through the issuance of our equity securities. If such actions are not sufficient, we may need to limit our growth, reduce or curtail some of our operations to levels consistent with the constraints imposed by our available cash flow, or both. Our ability to seek additional debt or equity financing may be limited by our existing and any future financing arrangements, economic and financial conditions, or both. In particular, our Senior Notes and Facilities restrict our ability to incur additional indebtedness. We cannot provide assurance that any reductions in our planned expenditures or in our expansion would be sufficient to cover shortfalls in available cash or that additional debt or equity financing would be available on terms acceptable to us, if at all.

Currently, our primary use of cash during the next several years is expected to be ordinary course of business expenses and capital expenditures for existing mines. We currently project that our capital expenditures for 2007 will be approximately $50 to $55 million.  We expect that such expenditures will be funded through cash on hand; cash generated by operations and borrowings under our debt Facilities.

Net cash provided by or used in operating activities reflects net income or loss adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash provided by operating activities was $31.7 million for the year ended December 31, 2006, and net cash provided by operating activities was $49.0 million for the year ended December 31, 2005. For the year ended December 31, 2006, our net income, as adjusted for non cash charges, was offset by a $1.0 million increase in cash from our operating assets and liabilities. This primarily changes in our operating assets and liabilities were a $11.8 million increase in our accounts receivables and an increase in accounts payables of $8.9 million. These changes are primarily due to timing of payments as compared with the prior year.

Net cash used by investing activities decreased $80.6 million to $54.7 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. We had a decrease in capital expenditures of $22.5 million to $62.5 million as compared to prior year. The capital expenditures were primarily related to new and replacement mine equipment. In 2005, we also incurred expenditures associated with various projects to improve the production and efficiency of our mining operations (including Mine 15 at the McCoy complex). Additionally, we entered into operating leases in 2006 that allowed us to expand our surface mining capabilities.

Net cash provided by financing activities primarily reflects changes in short- and long-term financing. Net cash provided by financing activities was $15.9 million for the year ended December 31, 2006 and net cash provided by financing activities was $91.4 million for the year ended December 31, 2005. During 2006, our primary financing activities were $17.5 million of borrowings on the Prior Revolver. During 2005, we received $142.1 million of net proceeds from the issuance of Senior Notes and $45.0 of net proceeds from the issuance of common stock, which was offset by a $95.5 repayment of our previously outstanding debt.

Contractual Obligations

The following is a summary of our contractual obligations and commitments as of December 31, 2006:

	Payment Due by Period (in thousands)
Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter
Long term debt (1)	$167,493	17,493	—	—	150,000
Interest on long term debt (2)	77,343	14,062	28,125	28,125	7,031
Capital lease obligations(3)	271	271	—	—	—
Operating lease obligations(3)	13,560	4,344	7,252	1,964	—
Royalty obligations(4)	165,480	18,685	36,714	32,611	77,470
Purchase obligations(5)	—	—	—	—	—
	$424,147	54,855	72,091	62,700	234,501

(1)
Consists of our Senior Notes and our Prior Revolver. Prior Revolver which is shown as being due in 2007 was repaid with the proceeds from our Term Loan issued in February 2007. The $40.0 million Term Loan is due in 2012, but is excluded from the table.

(2)
Consists of interest payments on our Senior Notes. Our Prior Revolver was repaid in February 2007 and the related interest has been excluded. Additionally, we have excluded the interest issued on our Term Loan which was issued February 2007.

(3)
Capital lease obligations include the amount of imputed interest over the terms of the leases. See Note 12 in the notes to the consolidated financial statements for additional information on capital and operating leases.

(4)
Royalty obligations include minimum royalties payable on leased coal rights. Certain coal leases do not have set expiration dates but extend until completion of mining of all merchantable and mineable coal reserves. For purposes of this table, we have generally assumed that minimum royalties on such leases will be paid for a period of ten years. Certain coal leases require payment based on minimum tonnage, for these contracts an average sales price of $48.12 was used to project the future commitment.

(5)
Purchase obligations, if any, include agreements to purchase coal that include fixed quantities or minimum amounts and a fixed price provision. They do not include agreements to purchase coal with vendors that do not include quantities or minimum tonnages, or monthly purchase orders.

Additionally, we have liabilities relating to pension, workers compensation, black lung, and mine reclamation and closure. As of December 31, 2006, payments related to these items are estimated to be:

Payments Due by Years (In Thousands)
Within 1 Year	2 - 3 Years	4 - 5 Years
$18,210	$20,622	$21,657

Our determination of these noncurrent liabilities is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. Moreover, in particular for periods after 2007, our estimates may change from the amounts included in the table, and may change significantly, if our assumptions change to reflect changing conditions. These assumptions are discussed in the Notes to the Consolidated Financial Statements and in the Critical Accounting Estimates in Management’s Discussion and Analysis.

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At December 31, 2006, we had $100.8 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $54.8 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $5.7 million. Recently, surety bond costs have increased and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations. At December 31, 2006, we had $63.6 million of letters of credit outstanding. The letters of credits were issued under our Prior Letter of Credit Facility.

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

We accrue for the present value of certain workers’ compensation obligations as calculated by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs. The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.4% at December 31, 2006. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.4% to 4.9%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $1.5 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of December 31, 2006 was $53.4 million.

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

An independent actuary has calculated the estimated pneumoconiosis liability based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.5% at December 31, 2006. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.5% to 5.0%, all other things being equal, the present value of our black lung obligation would increase by approximately $1.7 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of December 31, 2006 was $26.8 million.

Defined Benefit Pension

The estimated cost and benefits of our non-contributory defined benefit pension plans are determined by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate, future rate of increase in compensation levels and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments. At December 31, 2006, the discount rate used to determine the obligation was 5.55%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.55% to 5.05%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $5.3 million. The rate of increase in compensation levels is determined based upon our long-term plans for such increases. The rate of increase in compensation levels used was 4.0% for the year ended December 31, 2006. The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the year ended December 31, 2006. Significant changes to these rates would introduce substantial volatility to our pension expense. Our accrued pension obligation as of December 31, 2006 was $13.0 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. U.S generally accepted accounting principles require that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is based on interest rates of bonds with maturities similar to the estimated future cash flow. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under U.S. generally accepted accounting principles, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. U.S. generally accepted accounting principles recognize that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of December 31, 2006 was $29.7 million.

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

As of December 31, 2006 and 2005, we had no valuation allowance recorded for deferred tax assets.

Coal Reserves

There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves. Many of these uncertainties are beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data initially assembled by our staff and analyzed by Marshall Miller & Associates, Inc. The reserve information has subsequently been updated by our staff. The updates to the reserves have been calculated in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these updates to the reserve estimates have not been reviewed by MM&A.  A number of sources of information were used to determine accurate recoverable reserves estimates, including:

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires companies to recognize in financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We believe that the impact of adopting FIN 48 will be immaterial to our consolidated financial statements.

In September 2006, the FASB issued FASB No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). Effective for its year ended December 31, 2006, SFAS 158 required that we recognize the overfunded or underfunded status of its defined benefit plan (the Plan) as an asset or liability in the 2006 year end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. We also elected to adopt the provision of FASB 158 that requires a change in the measure date for the funded status of the Plan to the year end balance. The impact of adopting SFAS 158 resulted in an increase in the pension liabilities and a decrease in accumulated other comprehensive income of approximately $5.9 million, prior to any deferred tax adjustment. In connection with the change in its measurement date, we recorded an adjustment to decrease the pension liability by $1.0 million, an increase in accumulated other comprehensive income of $1.6 million and a decrease in retained earnings of $0.6 million, prior to any deferred tax adjustment.

We adopted Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123R), on January 1, 2006, using the modified prospective method. Prior to 2006, we accounted for stock based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, compensation costs for stock options granted to employees were not recognized in net income as the exercise price of options granted was equal to or greater than the market value of the stock at the date of grant. We provided pro forma net income and earnings per share amounts as if stock option expense had been recognized based on fair value in the footnotes, as required.

Other Supplemental Information

Labor and Turnover

Recruiting, hiring, and retaining skilled mine production personnel has become challenging during the past several years. This is due to the aging of the industry workforce and the availability of other suitable positions for potential employees. The current strong market prices and historically high production levels have also contributed to a higher level of turnover as competing coal mining companies attempt to increase production.

Based on average employment of production personnel in Central Appalachia, our gross turnover has been approximately 21.7% during the twelve months ended December 31, 2006. Our net turnover in Central Appalachia during this period, after considering employees that have left and been rehired, is approximately 12.9%. We believe that our retention of employees is equal to, or better than, other coal mining companies in our operating area.

We are actively working to improve our results in this area including the payment of safety incentives that we believe will further reduce our employee turnover and improve employee relations.

Sales Commitments

As of December 31, 2006, we had the following contractual commitments (including long term and short term contracts) to ship coal at a fixed and known price:

	2007		2008		2009
	Average Price Per Ton	Tons (000’s)	Average Price Per Ton	Tons (000’s)	Average Price Per Ton	Tons (000’s)
CAPP	$46.83	8,099	$49.09	2,000	$50.56	1,000
Midwest (a)	$26.46	2,002	$27.20	1,700	$27.25	1,495

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

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk

Our $150 million Senior Notes have a fixed interest rate and are not sensitive to changes in the general level of interest rates.  Our Revolver and Term Facility entered into in February of 2007 have floating interest rates based on our option of either the base rate or LIBOR rate. Upon entering into the Revolver and Term Facility in February 2007, we had no borrowing outstanding under the Revolver and $40.0 million outstanding under the Term Facility. We are considering whether to use interest rate swaps to manage this risk. A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver and Term Facilities.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments. We believe that the percentage of our sales pursuant to long-term contracts was approximately 79% for the year ended December 31, 2006.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2006.

KPMG LLP has audited this assessment of our internal control over financial reporting; as stated in their report, which is included in Item 9A.

Report of Independent Registered Public Accounting Firm

The Board of Directors
James River Coal Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that James River Coal Company and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of James River Coal Company and subsidiaries as of December 31, 2006 and 2005 (Successor Company), and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for the years then ended (Successor Company), the eight months ended December 31, 2004 (Successor Company), and the four months ended April 30, 2004 (Predecessor Company), and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

Richmond, Virginia
March 15, 2007

Item 9B.   Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information contained under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” “Board Matters” and “Management” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 11.    Executive Compensation

The information contained under the headings “Compensation Committee Report,” “Executive Compensation,” “Equity Compensation Plans,” and“Compensation Committee Interlocks and Insider Participation” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters

The information contained under the headings “Principal Shareholders and Securities Ownership of Management,” and “Equity Compensation Plans” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information contained under the heading“Compensation Committee Interlocks and Insider Participation” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information contained under the heading “Independent Registered Public Accountants” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.    Financial Statements

The following financial statements and related report of Independent Registered Public Accounting Firm are incorporated in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 (Successor), the eight months ended December 31, 2004 (Successor) and the four months ended April 30, 2004 (Predecessor)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2006 and 2005 (Successor), the eight months ended December 31, 2004 (Successor) and the four months ended April 30, 2004 (Predecessor)

Consolidated Statements of Cash Flows for the for the years ended December 31, 2006 and 2005 (Successor), the eight months ended December 31, 2004 (Successor) and the four months ended April 30, 2004 (Predecessor)

Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

None.

3.    Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

Exhibit Number	Description

2.1#	Second Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Registrant and its Subsidiaries, dated as of April 20, 2004

2.2##	Stock Purchase Agreement by and among James River Coal Company, Triad Mining, Inc. and the Stockholders of Triad Mining, Inc. dated as of March 30, 2005

3.1#	Amended and Restated Articles of Incorporation of the Registrant, as Amended

3.2^^^	Amended and Restated Bylaws of the Registrant

4.1#	Specimen common stock certificate

4.2#	Rights Agreement between the Registrant and SunTrust Bank as Rights Agent, dated as of May 25, 2004

4.3^^^	Amendment No. 1 to Rights Agreement between the Registrant and Computer Share Trust Company N.A., successor to SunTrustBank, as Rights Agent, dated as of November 3, 2006
10.1#	Registration Rights Agreement by and among the Registrant and the Shareholders identified therein, dated May 6, 2004

10.2#
Loan and Security Agreement by and among the Registrant and its Subsidiaries, the Lenders that are Signatories thereto, Wells Fargo Foothill, Inc. and Morgan Stanley Senior Funding, Inc., dated as of May 6, 2004

10.3#	$75,000,000 Term Loan Agreement by and among the Registrant and its Subsidiaries, the Lenders from time to time party thereto and BNY Asset Solutions LLC, dated as of May 6, 2004

10.4*#	Employment Agreement between the Registrant and Peter T. Socha, dated as of May 7, 2004

10.5*#	2004 Equity Incentive Plan of the Registrant

10.6#	Form of Indemnification Agreement between the Registrant and its officers and directors

10.7**#	Agreement for Purchase and Sale of Coal among Georgia Power Company, the Registrant and James River Coal Sales, Inc., dated as of March 11, 2004

10.8**#	Fuel Supply Agreement #141944 between South Carolina Public Service Authority and the Registrant, dated as of March 1, 2004

10.9^	Triad Registration Rights Agreement between the Registrant and the Shareholders named therein, dated as of May 31, 2005.

10.10###	Credit Agreement between Registrant and PNC Bank, National Association and Morgan Stanley Senior Funding, Inc. dated as of May 31, 2005

10.11^	Amendment No. 1 and Waiver to the Credit Agreement between the Registrant and PNC Bank, National Association and Morgan Stanley Senior Funding, Inc., dated February 22, 2006

10.12^^	Amendment No. 2 and Waiver to the Credit Agreement between the Registrant and PNC Bank, National Association and Morgan Stanley Senior Funding, Inc., dated May 30, 2006

10.13	Amendment No. 3 and Waiver to the Credit Agreement between the Registrant and PNC Bank, National Association and Morgan Stanley Senior Funding, Inc., dated November 7, 2006

10.14	Amendment No. 4 to the Credit Agreement between the Registrant and PNC Bank, National Association and Morgan Stanley Senior Funding, Inc., dated December 27, 2006

10.15
$100,000,000 Term Credit Agreement by and among the Registrant, certain of its subsidiaries, the Lenders thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Sole Bookrunner and Lead Arranger, and Morgan Stanley & Co. Incorporated, as Collateral Agent, dated as of February 26, 2007

10.16
$35,000,000 Revolving Credit Agreement by and among the Registrant, certain of its subsidiaries, the Lenders thereto, and General Electric Capital Corporation, as Co-Lead Arranger, Administrative Agent and Collateral Agent, with Morgan Stanley Senior Funding, Inc., having acted as Co-Lead Arranger, dated as of February 26, 2007

21^	Subsidiaries of the Registrant

23.1	Consent of Marshall Miller & Associates, Inc.

23.2	Consent of KPMG LLP (filed herewith)

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

*	Management contract or compensatory plan or arrangement.

**	Portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment of the omitted portions.

#	Filed in the Company’s Registration Statement on Form S-1, initially filed as of August 13, 2004, as amended.

##	Filed in the Company’s Registration Statement on Form S-1, initially filed as of April 19, 2005, as amended

###	Filed in the Company’s Quarterly Report on 10-Q, filed November 14, 2005

^	Filed in the Company’s Quarterly Report on 10-K, filed March 16, 2006

^^	Filed in the Company’s Quarterly Report on 10-Q, filed August 9, 2006

^^^	Filed in the Company’s Quarterly Report on 10-Q, filed November 9, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors
James River Coal Company:

We have audited the accompanying consolidated balance sheets of James River Coal Company and subsidiaries (the Company) as of December 31, 2006 and 2005 (Successor Company), and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for the years then ended (Successor Company), the eight months ended December 31, 2004 (Successor Company), and the four months ended April 30, 2004 (Predecessor Company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of James River Coal Company and subsidiaries as of December 31, 2006 and 2005 (Successor Company), and the results of their operations and their cash flows for the years then ended (Successor Company), the eight months ended December 31, 2004 (Successor Company), and the four months ended April 30, 2004 (Predecessor Company), in conformity with U.S. generally accepted accounting principles.

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

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and on December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Richmond, Virginia
March 15, 2007

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005
 (in thousands, except share data)

	December 31, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$1,807	8,936
Receivables:
Trade	47,383	35,326
Other	853	1,099
Total receivables	48,236	36,425
Inventories:
Coal	5,512	7,481
Materials and supplies	7,448	6,536
Total inventories	12,960	14,017
Prepaid royalties	3,851	4,213
Other current assets	4,288	4,126
Total current assets	71,142	67,717
Property, plant, and equipment, at cost:
Land	5,719	6,142
Mineral rights	190,346	194,824
Buildings, machinery and equipment	264,551	207,558
Mine development costs	21,727	16,380
Construction-in-progress	189	7,438
Total property, plant, and equipment	482,532	432,342
Less accumulated depreciation, depletion, and amortization	144,752	72,342
Property, plant and equipment, net	337,780	360,000
Goodwill	26,492	28,048
Other assets	15,840	16,904
Total assets	$451,254	472,669

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005
(in thousands, except share data)

	December 31, 2006	December 31, 2005
Liabilities and Shareholders’ Equity

Current liabilities:
Current installments of obligations under capital leases	$262	395
Accounts payable	42,065	32,855
Accrued salaries, wages, and employee benefits	4,733	4,289
Workers’ compensation benefits	9,300	10,050
Black lung benefits	2,630	2,930
Accrued taxes	6,028	4,215
Other current liabilities	8,713	6,860
Total current liabilities	73,731	61,594
Long-term debt, less current maturities	167,493	150,000
Other liabilities:
Noncurrent portion of workers’ compensation benefits	44,134	42,231
Noncurrent portion of black lung benefits	24,136	24,352
Pension obligations	13,011	13,598
Asset retirement obligations	27,394	24,930
Obligations under capital leases, excluding current installments	—	230
Deferred income taxes	13,160	44,240
Other	1,798	227
Total other liabilities	123,633	149,808
Total liabilities	364,857	361,402

Commitments and contingencies (note 13)
Shareholders’ equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	—	—
Common stock, $.01 par value. Authorized 100,000,000 shares;
issued and outstanding 16,669,376 and 16,652,681 shares
as of December 31, 2006 and 2005, respectively	167	167
Paid-in-capital	124,191	135,923
Deferred stock-based compensation	—	(13,226)
Accumulated deficit	(37,704)	(11,187)
Accumulated other comprehensive loss	(257)	(410)
Total shareholders’ equity	86,397	111,267

Total liabilities and shareholders’ equity	$451,254	472,669

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Successor	Successor	Successor	Predecessor
	Year	Year	Eight Months	Four Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	April 30,
	2006	2005	2004	2004

Revenues	$564,791	453,999	231,698	113,949
Cost of sales:
Cost of coal sold	496,799	389,222	190,926	89,294
Depreciation, depletion, and amortization	74,562	51,822	21,765	12,314
Total cost of sales	571,361	441,044	212,691	101,608
Gross profit (loss)	(6,570)	12,955	19,007	12,341
Selling, general, and administrative expenses	30,867	25,453	11,412	5,023
Total operating income (loss)	(37,437)	(12,498)	7,595	7,318
Interest expense	16,782	12,892	5,733	567
Interest income	(366)	(226)	(72)	—
Charges associated with repayment of debt (note 5)	—	2,524	—	—
Miscellaneous income, net	(533)	(1,067)	(833)	(331)
Total other expenses, net	15,883	14,123	4,828	236
Income (loss) before reorganization items and income taxes	(53,320)	(26,621)	2,767	7,082
Reorganization items, net (note 14)	—	—	—	(100,907)
Income (loss) before income taxes	(53,320)	(26,621)	2,767	107,989
Income tax expense (benefit)	(27,151)	(14,283)	791	—
Net income (loss)	$(26,169)	(12,338)	1,976	107,989
Earnings (loss) per common share (note 15)
Basic earnings (loss) per common share	$(1.65)	(0.83)	0.14	6,393.67
Shares used to calculate basic earnings (loss) per share	15,849	14,955	13,800	17

Diluted earnings (loss) per common share	$(1.65)	(0.83)	0.14	6,393.67
Shares used to calculate dilutive earnings (loss) per share	15,849	14,955	14,623	17

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’
Equity (Deficit) and Comprehensive Income (Loss)

(in thousands)

Predecessor Company	Common stock shares	Common stock par value	Paid-in-capital	Deferred stock based compensation	Retained earnings (accumulated deficit)	Subscribed shares	Accumulated other comprehensive income (loss)	Total

Balances, December 31, 2003	17	$—	226	—	(107,989)	(821)	(15,017)	(123,601)

Net income	—	—	—	—	107,989	—	—	107,989
Minimum pension liability adjustment	—	—	—	—	—	—	(692)	(692)
Comprehensive income								107,297

Application of fresh start accounting (note 2)
Cancellation of Predecessor common stock	(17)	—	(226)	—	—	—	—	(226)
Elimination of Predecessor accumulated other comprehensive loss and subscribed shares	—	—	—	—	—	821	15,709	16,530

Balances, April 30, 2004	—	—	—	—	—	—	—	—

Successor Company
Issuance of Successor common stock	13,800	$138	63,153	—	—	—	—	63,291
Net income	—	—	—	—	1,976	—	—	1,976
Unrealized gain on marketable securities, net	—	—	—	—	—	—	43	43
Comprehensive income								2,019
Issuance of restricted stock awards	916	9	8,631	(8,640)	—	—	—	—
Cost to register common stock	—	—	—	—	(825)	—	—	(825)
Stock based compensation	—	—	—	1,100	—	—	—	1,100
Balances, December 31, 2004	14,716	147	71,784	(7,540)	1,151	—	43	65,585
Net loss	—	—	—	—	(12,338)	—	—	(12,338)
Minimum pension liability adjustment, net	—	—	—	—	—	—	(410)	(410)
Reclassification adjustment on sale of marketable securities	—	—	—	—	—	—	(43)	(43)
Comprehensive loss								(12,791)
Issuance of restricted stock awards, net of forfeitures	132	2	8,073	(8,075)	—	—	—	—
Issuance on common stock net of offering costs of $3,696	1,500	15	45,039	—	—	—	—	45,054
Common stock issued in acquisition (note 3)	338	3	10,997	—	—	—	—	11,000
Repurchase of shares for tax withholding	(36)	—	(1,158)					(1,158)
Tax benefit on vested shares of restricted stock	—	—	1,058	—	—	—	—	1,058
Stock based compensation	—	—	—	2,389	—	—	—	2,389
Exercise of stock options	3	—	93	—	—	—	—	93
Capital contribution, net of tax	—	—	37	—	—	—	—	37
Balances, December 31, 2005	16,653	167	135,923	(13,226)	(11,187)	—	(410)	111,267
Adoption of SFAS 123R (note 1)	—	—	(13,226)	13,226	—	—	—	—
Adoption of SFAS 158 (note 1)
Pension plan	—	—	—	—	(348)	—	(2,650)	(2,998)
Black lung obligation	—	—	—	—	—	—	1,324	1,324
Net loss	—	—	—	—	(26,169)	—	—	(26,169)
Minimum pension liability adjustment, net	—	—	—	—	—	—	1,479	1,479
Comprehensive loss								(24,690)
Issuance of restricted stock awards, net of forfeitures	99	1	(1)	—	—	—	—	—
Repurchase of shares for tax withholding	(83)	(1)	(2,350)	—	—	—	—	(2,351)
Stock based compensation	—	—	3,845	—	—	—	—	3,845
Balances, December 31, 2006	16,669	$167	124,191	—	(37,704)	—	(257)	86,397

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Successor			Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	Eight Months Ended December 31, 2004	Four Months Ended April 30, 2004
Cash flows from operating activities:
Net income (loss)	$(26,169)	(12,338)	1,976	107,989
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, and amortization of property, plant, and equipment	74,562	51,822	21,765	12,314
Accretion of asset retirement obligations	2,066	1,562	807	397
Amortization of debt issue costs	1,282	919	275	—
Stock-based compensation	3,845	2,389	1,100	—
Deferred income tax expense (benefit)	(24,994)	(14,707)	766	—
Gain (loss) on sale or disposal of property, plant, and equipment	113	43	(36)	19
Write-off of deferred financing costs	—	1,733	—	—
Fresh start accounting adjustment	—	—	—	(111,533)
Non-cash reorganization items	—	—	—	10,010
Changes in operating assets and liabilities:
Receivables	(11,811)	4,488	4,604	(12,882)
Inventories	1,057	(4,838)	6,619	(4,028)
Prepaid royalties and other current assets	200	3,747	3,093	(1,236)
Other assets	983	(100)	(7,001)	132
Accounts payable	8,854	13,351	(11,177)	(2,921)
Accrued salaries, wages, and employee benefits	444	490	(2,408)	1,429
Accrued taxes	(538)	(474)	(58)	139
Other current liabilities	1,853	2,427	(404)	1,535
Workers’ compensation benefits	1,153	4,008	(1,886)	1,417
Black lung benefits	1,620	(1,286)	(830)	(547)
Pension obligations	(3,062)	(2,803)	(1,887)	(609)
Asset retirement obligations	(1,349)	(1,378)	(477)	(108)
Other liabilities	1,571	(65)	(743)	(4)
Net cash provided by operating activities	31,680	48,990	14,098	1,513
Cash flows from investing activities:
Additions to property, plant, and equipment	(62,507)	(84,987)	(25,811)	(9,521)
Payment for acquisitions, net of cash acquired	—	(59,404)	—	—
Proceeds from sale of property, plant and equipment	7,769	185	4,123	86
Proceeds from sale of investments	—	440	—	—
(Increase) decrease in restricted cash	—	8,404	(56)	(28)
Net cash used in investing activities	(54,738)	(135,362)	(21,744)	(9,463)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	150,000	20,000	—
Repayment of long-term debt	—	(95,468)	—	—
Proceeds from (repayments of) Revolver, net	17,493	—	—	—
Proceeds from (repayments of) short-term borrowings	—	—	(6,400)	6,400
Net proceeds from issuance of common stock	—	45,054	—	—
Common stock registration costs	—	—	(825)	—
Principal payments under capital lease obligations	(363)	(400)	(370)	(165)
Debt issuance costs	(1,201)	(7,866)	(2,181)	(1,874)
Capital contributions and proceeds from stock options exercised	—	109	—	—
Net cash provided by financing activities	15,929	91,429	10,224	4,361
Increase (decrease) in cash	(7,129)	5,057	2,578	(3,589)
Cash and cash equivalents at beginning of period	8,936	3,879	1,301	4,890
Cash and cash equivalents at end of period	$1,807	8,936	3,879	1,301

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies and Other Information

Description of Business and Principles of Consolidation

The Company mines, processes and sells bituminous, steam- and industrial-grade coal through five operating complexes located throughout eastern Kentucky and one in southern Indiana. The Company acquired its operations in southern Indiana in May 2005 (see note 3). Substantially all coal sales and accounts receivable relate to the electric utility and industrial markets.

The consolidated financial statements include the accounts of James River Coal Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Bankruptcy and Restructuring

In March 2003, James River Coal Company and subsidiaries (the Company) filed a voluntary petition for relief under Chapter 11 with the United States Bankruptcy Court for the Middle District of Tennessee. On April 21, 2004 the United States Bankruptcy Court for the Middle District of Tennessee confirmed the Company’s Plan of Reorganization (the Plan). The Plan of Reorganization became effective May 6, 2004 (the Effective Date) which is the date on which the Company formally emerged from Chapter 11. Pursuant to the Plan, the Company’s unsecured creditors claims were discharged and terminated.

The Company’s accompanying consolidated financial statements for the four months ended April 30, 2004 have been prepared in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7), which provides guidance for financial reporting by entities that have filed petitions under Bankruptcy. As a result, all assets and liabilities were restated to reflect their respective fair values. Although the Effective Date of the Plan of Reorganization was May 6, 2004, the consummation of the Plan of Reorganization has been reflected as of April 30, 2004, the end of the Company’s most recent fiscal month prior to the Effective Date. The consolidated financial statements after emergence are those of a new reporting entity (the Successor) and are not comparable to the consolidated financial statements of the pre-emergence Company (the Predecessor). A black line has been drawn in the financial statements to distinguish Predecessor and Successor financial information. See note 2 for further discussion.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost. Cash equivalents consist of highly-liquid investments with an original maturity of three months or less when purchased.

Trade Receivables

Trade receivables are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on review of historical write off experience and industry data. The Company has determined that no allowance is necessary for trade receivables as of December 31, 2006 and 2005. The Company does not have any off-balance sheet credit exposure related to its customers.

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

Asset Retirement Obligations

Asset retirement obligations are initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows, in the period in which it is incurred. The estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed is reviewed periodically by the Company’s management and engineers. In estimating future cash flows, the Company considers the estimated current cost of reclamation and applies inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on behalf of the Company. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Accretion expense is included in cost of produced coal. To the extent there is a difference between the liability recorded and the cost incurred, a gain or loss upon settlement is recognized. At December 31, 2006 and 2005, the Company had accrued $29.7 million and $26.8 million, respectively, related to estimated mine reclamation costs.

The change in the asset retirement obligation for the years ended December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005
Asset retirement obligation at beginning of year	$26,775	15,979
Liabilities incurred	1,729	2,722
Liabilities assumed in acquisition	—	7,861
Revisions in estimated cash flows	226	24
Accretion expense	2,066	1,562
Liabilities settled	(1,082)	(1,373)
Asset retirement obligation at end of year	29,714	26,775
Less amount included in other current liabilities	(2,320)	(1,845)
Total non-current liability	$27,394	24,930

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not recognize any impairment charges during the periods presented.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is tested for impairment annually, or if certain circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value of the reporting unit, with the fair value of the reporting unit determined using a discounted cash flow analysis.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The income tax benefit for the year ended December 31, 2006 includes a deferred income tax benefit of $1.3 million or $0.08 per basic and fully diluted share due to a reduction in future state tax rates as enacted in 2005. Management evaluated the quantitative and qualitative impact of this adjustment, individually and in the aggregate, on previously reported periods, on the current fiscal period and on earnings taken as a whole. Based upon this evaluation, management concluded that the adjustment is not material to the Company’s financial statements taken as a whole. Adjusted for the benefit for the reduction in state tax rates, our effective tax rate for the year ended December 31, 2006 is 48.5%.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Our effective income tax rate is impacted by percentage depletion. Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties. Because percentage depletion can be deducted in excess of cost depletion, it creates a permanent difference and directly impacts the effective tax rate. Fluctuations in the effective tax rate may occur between fiscal periods due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive loss at December 31, 2006 includes a $1.6 million actuarial loss (net of $1.0 million of taxes) on the Company’s pension plan and a $1.3 million actuarial gain (net of $0.8 million of taxes) on its black lung obligation (see Recent Accounting Pronouncements). The accumulated other comprehensive loss at December 31, 2005, represents the aggregate minimum pension liability adjustment.

Workers’ Compensation

The Company is liable for workers’ compensation benefits for traumatic injuries under state workers’ compensation laws in which it has operations. Except as indicated, the Company is self insured for workers’ compensation for its Kentucky operations, with specific excess insurance purchased from independent insurance carriers to cover individual traumatic claims in excess of the self-insured limits. For the period from 1979 to 1982, claims are covered by a third party insurance company. For the period June 2002 to June 2005, claims are covered through the voluntary market using a deductible program. The Company’s operations in Indiana are covered by a third party insurance company.

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

The periodic expense for black lung claims under the service cost method represents the service cost, which is the portion of the present value of benefits allocated to the current year, interest on the accumulated benefit obligation, and amortization of unrecognized actuarial gains and losses. Prior to the adoption of SFAS 158 (see Recent Accounting Pronouncements), the Company amortized any unrecognized actuarial gains and losses over the average remaining work life of the workforce. With the adopton of SFAS 158, such actuarial gains and losses are included as a component of accumulated other comprehensive income (loss).

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

Health Claims

The Company is self-insured for certain health care coverage. The cost of this self-insurance program is accrued based upon estimates of the costs for known and anticipated claims. The Company recorded an estimated amount to cover known claims and claims incurred but not reported of $1.8 million and $1.7 million as of December 31, 2006 and 2005, respectively, which is included in accrued salaries, wages, and employee benefits.

Equity-Based Compensation Plan

The Company adopted Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123R), on January 1, 2006, using the modified prospective method. Prior to 2006, the Company accounted for stock based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” as permitted under SFAS 123, “Accounting for Stock-Based Compensation.” Accordingly, compensation costs for stock options granted to employees were not recognized in the consolidated statements of operations as the exercise price of options granted was equal to or greater than the market value of the stock at the date of grant. The company provided pro forma earning and earnings per share amounts as if stock option expense had been recognized based on fair value in the footnotes, as required.

The Company has elected the modified prospective transition method as permitted by SFAS 123R. Prior periods have not been restated to reflect the impact of stock option expense. Stock option expense will be recorded for all newly granted or modified options, as well as, unvested stock options that are expected to vest over the service period beginning on January 1, 2006. Stock option expense is generally recognized on a straight-line basis over the stated vesting period. The Company expensed $245,000 related to stock options in the year ended December 31, 2006. The adoption of SFAS 123R did not impact the accounting for the Company’s remaining unvested stock-based compensation associated with the restricted stock.

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires companies to recognize in financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company believes that the impact of adopting FIN 48 on our financial statements will have an immaterial impact on our consolidated financial statements.

In September 2006, the FASB issued FASB No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). Effective for the year ended December 31, 2006, SFAS 158 requires that the Company recognize the underfunded status of its defined benefit plan (the Plan) and black lung obligation as a liability in the 2006 year end consolidated balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur. The Company also elected early to adopt the provision of SFAS 158 that requires a change in the measure date for the funded status of the Plan to the year end balance. The table below details the incremental effect of applying SFAS 158 on individual line items of the Consolidated Balance Sheet. See Notes 7 and 10 for further information on the effects of adoption related to each plan.

	Adoption of SFAS 158		Increase
	Prior to	Impact of	(decrease)
	change in	change in	on account
	measurement	measurement	due to application
	date	date	of SFAS 158
Pension Obligation	5,909	(1,054)	4,855
Non current portion of black
lung benefits	(2,136)	—	(2,136)
Deferred income tax liability	(1,434)	389	(1,045)
Accumulated other comprehensive
income (loss)	(2,339)	1,013	(1,326)
Accumulated deficit	—	(348)	(348)

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

Estimated enterprise value of the reorganized company	$155,000
Borrowings under credit facility	(6,400)
Capital leases assumed	(1,396)
Cash balance excluded from enterprise value	1,301
Administrative claims payable excluded from enterprise value	(10,214)
138,291
Less: new secured debt issued to extinguish prepetition debt	75,000
Fair value of common shares issued to extinguish pre-petition debt	$63,291

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

		Fresh Start Adjustments
Assets	Predecessor Company April, 30, 2004	Debt Extinguishment		Reorganization Adjustments		Successor Company April 30, 2004

Cash	$1,301	—		—		1,301
Receivables	35,838	—		—		35,838
Inventories	11,930	—		1,079	(2)	13,009
Prepaid royalties	9,932	—		(362)	(2)	9,570
Other current assets	4,463	—		(347)	(2)	4,116

Total current assets	63,464	—		370		63,834

Land and mineral rights	223,004	—		(57,567)	(2)	165,437
Buildings, machinery, and equipment	236,901	—		(155,050)	(2)	81,851
Mine development costs	12,984	—		(12,984)	(2)	—
Construction-in-progress	974	—		—		974
	473,863	—		(225,601)		248,262
Less accumulated depreciation, depletion, and amortization	219,604	—		(219,604)	(2)	—

Net property, plant, and equipment	254,259	—		(5,997)		248,262

Restricted cash	8,348	—		—		8,348
Other long-term assets	6,518	(3,110)	(1)	(734)	(2)	2,674

Total assets	$332,589	(3,110)		(6,361)		323,118

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

		Fresh Start Adjustments
Liabilities and Shareholders’ Equity (Deficit)	Predecessor Company April, 30, 2004	Debt Extinguishment		Reorganization Adjustments		Successor Company April 30, 2004

Borrowings under DIP credit agreement	$6,400	—		—		6,400
Current installments of obligations under capital leases	749	—		(272)	(3)	477
Accounts payable	26,293	—		—		26,293
Accrued salaries, wages and employee benefits	4,501	—		—		4,501
Workers’ compensation benefits	9,500	—		—		9,500
Black lung benefits	2,500	—		—		2,500
Accrued taxes	3,588	—		—		3,588
Other current liabilities	4,037	—		—		4,037
Total current liabilities	57,568	—		(272)		57,296

Long term debt	—	75,000	(1)	—		75,000

Noncurrent portion of workers’ compensation benefits	42,699	—		—		42,699
Noncurrent portion of black lung benefits	10,661	—		13,610	(4)	24,271
Pension obligations	14,267	—		3,363	(5)	17,630
Asset retirement obligations	13,963	—		—		13,963
Obligations under capital leases, excluding current installments	1,159	—		(240)	(3)	919
Deferred income taxes	—	—		27,391	(6)	27,391
Other long term liabilities	658	—		—		658

Total other liabilities	83,407	—		44,124		127,531

Liabilities subject to compromise	319,451	(319,451)	(1)	—		—

Total liabilities	460,426	(244,451)		43,852		259,827

Common stock	—	138	(1)	—		138
Paid-in-capital	226	63,153	(1)	(226)	(7)	63,153
Retained earnings (accumulated deficit)	(111,533)	178,050	(1)	(66,517)	(7)	—
Subscribed shares	(821)	—		821	(7)	—
Accumulated other comprehensive income (loss)	(15,709)	—		15,709	(7)	—

Total shareholders’ equity (deficit)	(127,837)	241,341		(50,213)		63,291

Total liabilities and shareholders’ equity	$332,589	(3,110)		(6,361)		323,118

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

Reorganization Adjustments

(2)
In connection with the application of fresh start accounting, the Company made adjustments aggregating approximately $6.3 million to record its identifiable assets at fair value as follows (in thousands):

Increase/(Decrease)
Coal inventories	$1,079
Prepaid royalties	(362)
Other current assets	(347)
Land and mineral rights	(57,567)
Buildings, machinery and equipment	(155,050)
Mine development costs	(12,984)
Less accumulated depreciation, depletion, and amortization	219,604
Other long-term assets	(734)
Total fair value adjustments to identifiable assets	$(6,361)

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)	Contractual terms of certain capital lease agreements were renegotiated during bankruptcy. Obligations under capital leases were adjusted to reflect the revised terms.

(4)	The liability for black lung benefits was adjusted to reflect the total discounted benefit obligation.

(5)	The pension liability was been adjusted to reflect the total discounted projected benefit obligation of the plan.

(6)
Deferred income taxes have been adjusted to reflect differences in the book and tax basis of the revalued assets and liabilities of the Company after application of fresh start accounting. In addition to the $27.4 million increase in deferred tax liability that was originally recorded in connection with the fresh start accounting adjustment, the Company recorded an additional increase in the deferred tax liability of $11.9 million to adjust the fair values assigned to certain assets and liabilities for purposes of applying fresh start accounting.

(7)	The equity of the predecessor company, including subscribed shares and accumulated other comprehensive loss, was eliminated in fresh start accounting.

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

The Company also entered into an agreement with two of Triad’s principals to issue common stock valued at up to $5.0 million, if prior to May 31, 2007 the Company obtains the right to own, lease or mine certain proven and probable reserves. As of December 31, 2006, no amounts have been paid under this agreement.

The purchase accounting allocations related to the acquisition have been recorded in the accompanying consolidated financial statements as of, and for periods subsequent to, May 31, 2005, the date of acquisition of Triad. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (in thousands):

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

(4)  Other Current Assets

Other current assets at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Prepaid insurance	$3,583	2,809
Income tax receivable	—	346
Other	705	971
	$4,288	4,126

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)  Long Term Debt and Interest Expense

Long-term debt is as follows at December 31, 2006 and 2005 (in thousands):

	2006	2005
Senior Notes	$150,000	150,000
Prior Senior Secured Credit Facility –Revolver	17,493	—
Total long-term debt	167,493	150,000
Less amounts classified as current	—	—
Total long-term debt, less current maturities	$167,493	150,000

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

Senior Secured Credit Facilities

On February 26, 2007, the Company entered into a $35.0 million Revolving Credit Agreement (the Revolver) and a $100.0 million Term Credit Agreement (collectively the Facilities). The Term Credit Agreement consists of a $40.0 million term facility (the Term Facility) and a $60.0 million letter of credit facility (the Letter of Credit Facility). A portion of the proceeds from the Facilities were used to repay the Prior Revolver and Letter of Credit Facilities and to pay fees and expenses associated with the Facilities. The remaining proceeds are available for working capital and other general corporate purposes. The Letter of Credit Facility does not constitute a loan to the Company and accordingly is not available for borrowing by the Company.  The Letter of Credit Facility only supports the issuance of up to $60 million of letters of credit by the Company. The following is a summary of significant terms of the Facilities.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Revolver	Term Facility	Letter of Credit Facility
Maturity	February 2012	February 2013	February 2013

Interest/Usage Rate	Company’s option of Base Rate(a) plus 1.0% or LIBOR plus 2.0% per annum	Company’s option of Base Rate(a) plus 3.0% or LIBOR plus 4.0% per annum	4.0% per annum

Maximum Availability	Lesser of $35.0 million and the borrowing base (b)	$40.0 million reduced by any repayments	$60.0 million

Repayments prior to maturity	Not Applicable	1% of face amount is due quarterly.	Not applicable

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 0.5% and (2) the prime rate.

(b)
The Revolver’s borrowing base is the sum of up to 85% of the eligible accounts receivable plus the lesser of (1) up to 60% of eligible inventory and (2) up to 85% of the net orderly liquidation value of eligible inventory; minus reserve from time to time set by administrative agent.

The Revolver provides that the Company can use up to $10.0 million of the Revolver availability to issue letters of credit. The Revolver provides for a 2.0% fee on any outstanding letter of credits issued under the Revolver and a 0.5% fee on the unused portion of the Revolver. The Facilities require certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Facilities include financial covenants that require the Company to maintain a minimum EBITDA and a maximum leverage ratio and limit capital expenditures, each as defined by the agreement. The Facilities are secured by substantially all of the Company’s assets.

As of February 28, 2007, the Company had $40.0 million outstanding under the Term Facility and no amounts outstanding under the Revolver.  As of February 28, 2007, virtually all of the Revolver is available to the Company.  As a result of the completion of the Facilities, the Company expects to have adequate liquidity and be in compliance with the above covenants throughout 2007.

Prior Senior Secured Credit

As discussed above, all amounts outstanding under the Company Prior Senior Secured Credit Facility were repaid with proceeds from the Term Facility on February 26, 2007. The Prior Senior Secured Credit Facility consisted of a $25.0 million revolving credit facility (the Prior Revolver) and a $75.0 million letter of credit facility (the Prior Letter of Credit Facility).  The Prior Revolver was scheduled to mature on May 31, 2010 and the Prior Letter of Credit Facility was scheduled to mature on November 30, 2011.  The Prior Senior Secured Credit Facility was secured by substantially all of the Company’s assets. The Company entered into Amendment Number 1 and Waiver to the Prior Senior Secured Credit Facility on February 22, 2006, Amendment Number 2 and Waiver to the Prior Senior Secured Credit Facility on May 30, 2006, Amendment Number 3 and Waiver to the Prior Senior Secured Credit Facility on November 7, 2006 and Amendment Number 4 to the Prior Senior Secured Credit Facility on December 27, 2006 (collectively the Credit Amendments).  During 2006, we entered into these four amendments and waivers in order to revise the financial covenants to levels that we projected we could comply with during the year.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Proceeds from the Prior Revolver were available for working capital needs and other general corporate purposes.  The Prior Revolver had an interest rate per annum equal to a rate based on the Company’s leverage ratio (the Applicable Rate) plus the Company’s option of either (i) the greater of (a) the prime rate or (b) the federal funds open rate plus 0.5% or (ii) a Euro Rate as defined in the credit agreement. The Applicable Rate ranged from 1.00% to 1.75% for borrowing based on the prime rate or federal funds open rate and 2.00% to 2.75% for borrowing based on the Euro Rate.  In connection with Amendment Number 4 to the Prior Senior Secured Credit Facility, the Applicable Rate was fixed at 3.5% for borrowing based on the prime rate or federal funds open rate and 4.75% for borrowings based on the Euro rate. The Prior Revolver also required a 0.5% commitment fee on the unused balance of the Prior Revolver. As of December 31, 2006, the Company had $17.5 million outstanding under the Prior Revolver. As of December 31, 2006, the Company had $25.0 million of total availability under the Prior Revolver (including the amount outstanding at December 31, 2006).

The Prior Letter of Credit Facility did not constitute a loan to the Company and accordingly was not available for borrowing by the Company.  The Prior Letter of Credit Facility only supported the issuance of up to $75 million of letters of credit by the Company. The Company paid a 3.0% per annum fee (Commitment Fee) on the full balance of the Prior Letter of Credit Facility and an additional 0.25% annual fee on the average balance of letters of credit issued under the Prior Letter of Credit Facility. In connection with Amendment Number 4 to the Prior Senior Secured Credit Facility, the Commitment Fee was fixed at 4.75%.

With the exception of certain permitted transactions, the Prior Senior Secured Credit Facility required mandatory repayments or reductions in the amount of 50% of the net proceeds of any sale or issuance of equity securities, 100% of the net proceeds of any incurrence of certain indebtedness and 100% of the net proceeds of any sale or other disposition of any assets. Voluntary prepayments were permitted at any time.

The Prior Senior Secured Credit Facility and the Senior Notes contained financial covenants including a fixed charge coverage ratio, leverage ratio, senior secured leverage ratio and maximum annual limits on capital expenditures.  The Company’s debt covenants also prohibit payment of cash dividends.  As a result of the Amendments, the Company was in compliance with all of the financial covenants as of December 31, 2006.

Interest Expense and Other

During the years ended December 31, 2006 and 2005 and the eight months ended December 31, 2004, the Company paid $14.7 million, $10.5 million and $5.5 million in interest, respectively.

Until the date of filing of bankruptcy, the Company accrued interest on its debt obligations. The Company determined that there was insufficient collateral to cover the interest portion of the scheduled payments on its pre-petition debt obligations. As of the bankruptcy date the Company ceased accruing interest on all the pre-petition secured debt obligations. If such interest had continued to be accrued, interest expense for the four months ended April 30, 2004 would have been approximately $7.6 million higher than reported. During the four months ended April 30, 2004, the Company paid $0.3 million in interest.

During the year ended December 31, 2005, the Company used a portion of the proceeds from the Senior Notes and the related equity offering to repay all outstanding amounts under the then existing credit and term facilities. The Company incurred a prepayment penalty of $791,000 as result of the repayment of the then existing credit facility. Additionally, the Company wrote off $1.7 million of deferred financing costs associated with the then existing credit and term facilities. The prepayment penalty and the write off of the deferred financing costs have been included in charges associated with repayment of debt on the consolidated statements of operations.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In connection with the repayment of the Prior Senior Secured Credit Facility, the Company will write off all deferred financing costs associated with that facility during the first quarter of 2007. As of December 31, 2006, the Company had deferred financing costs of $6.5 million related to the Prior Senior Secured Credit Facility included in other assets on the consolidated balance sheet.

(6)  Workers’ Compensation Benefits

As of December 31, 2006 and 2006, workers’ compensation benefit obligation consisted of the following (in thousands):

	2006	2005
Workers’ compensation benefits	$53,434	$52,281
Less current portion	9,300	10,050
Noncurrent portion of workers’ compensation benefits	$44,134	$42,231

Actuarial assumptions used in the determination of the liability for the self-insured portion of workers’ compensation benefits included a discount rate of 5.4%, 5.1% and 5.25% at December 31, 2006, 2005 and 2004, respectively.

(7)  Pneumoconiosis (Black Lung) Benefits

As of December 31, 2006 and 2005, black lung benefits obligation consisted of the following (in thousands):

	2006	2005
Black lung benefits	$26,766	$27,282
Less current portion	2,630	2,930
Noncurrent portion of black lung benefits	$24,136	$24,352

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As discussed in Note 1, the Company adopted SFAS 158 on December 31, 2006. The impact of adopting the provisions of SFAS 158 on our black lung obligation was to decrease the black lung obligation by $2.1 million, increase accumulated comprehensive income (loss) by $1.3 million and increase deferred income taxes liabilities by $0.8 million.

A reconciliation of the changes in the black lung benefit obligation is as follows (in 000’s):

	2006	2005
Beginning of the year black lung obligation	$27,282	$28,730
Liabilities assumed in acquisition	—	587
Adoption of SFAS 158	(2,136)
Change in unprovided actuarial loss	—	901
Service cost	523	348
Interest cost	1,392	1,379
Amortization of the actuarial loss	293	217
Benefit payments	(588)	(1,188)
End of year accumulated black lung obligation	26,766	30,974
Unamortized actuarial loss	—	(3,692)
Accrued black lung obligation	$26,766	$27,282

The actuarial assumptions used in the determination of accumulated black lung obligations as of December 31, 2006 and 2005 included a discount rate of 5.5% and 5.1%, respectively. A 1.0% decrease in the discount rate used at December 31, 2006, would increase the black lung obligation by approximately $3.7 million. For purposes of determining net periodic expense related to such obligations, the Company used a discount rate of 5.1%, 5.25%, 5.5% and 5.5% for the years ended December 31, 2006 and 2005 (Successor), the eight months ended December 31, 2004 (Successor) and the four months ended April 30, 2004 (Predecessor).

As of December 31, 2006, the Company has a $1.3 million net actuarial gain recorded in accumulated other comprehensive loss on its black lung obligation. The Company expects to recognize $180,000 of this net gain during the ended December 31, 2007.

(8)  Equity

Preferred Stock and Shareholder Rights Agreement

The Company has authorized 10,000,000 shares of preferred stock, $1.00 par value per share, the rights and preferences of which are established by the Board of Directors. The Company has reserved 500,000 of these shares as Series A Participating Cumulative Preferred Stock for issuance under a shareholder rights agreement (the Rights Agreement).

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

Shares awarded or subject to purchase under the Plan that are not delivered or purchased, or revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance under the Plan. At December 31, 2006, there were 507,912 shares available under the Plan for future awards.

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

Stock Options Awards

Pursuant to the Plan certain directors and employees have been awarded options to purchase common stock with such shares vesting ratably over three to five years. The Company’s stock options have been issued at exercise prices equal to or greater than the fair value of the Company’s stock at the date of grant.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The following table highlights the expense related to share-based payment for the periods ended December 31 (in 000’s):

	Year Ended		Eight months ended
	2006	2005	2004
Restricted stock	$3,600	2,235	562
Performance stock	—	154	538
Stock options	245	—	—
Stock based compensation	$3,845	2,389	1,100

Stock based compensation, net of taxes	$2,384	1,481	682

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table is a reconciliation of the Company’s net loss and loss per share to pro forma net loss and pro forma net loss per share for the year ended December 31, 2005 and the eight months ended December 31, 2004, as if the Company had adopted the provisions of SFAS 123R for options granted under the Company’s stock option plans (in 000’s, except per share data):

		Eight Months
	Year ended	Ended
	December 31,	December 31,
	2005	2004
Net income (loss), as reported	$(12,338)	1,976
Add: Net stock-based employee compensation reported	1,481	785
Deduct: Net stock-based employee compensation under FAS123R	(1,482)	(479)
Pro forma net income (loss)	$(12,339)	2,282

Income (loss) per share:
Basic - as reported	$(0.83)	0.14
Basic pro forma	$(0.83)	0.17
Diluted- as reported	$(0.83)	0.14
Diluted- pro forma	$(0.83)	0.16

The fair value of the restricted stock outstanding and issued is equal to the value of shares at the grant date. At this time, the Company does not expect any of its restricted shares or options to be forfeited before vesting. The fair value of stock options was estimated using the Black-Scholes option pricing model. The Company used the following assumptions to value the stock options issued during the periods indicated below:

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
Dividend yield	0.0%	0.0%
Expected volatility factor(1)	40.0%-45.0%	40.0%
Weighted average expected volatility	43.0%	40.0%
Risk-free interest rate(2)	4.8%-5.0%	4.6%
Expected term (in years)	6.5	6.5

(1)	The Company used historical experience to estimate its volatility.

(2)	The risk-free interest rate for periods is based on U.S. Treasury yields in effect at the time of grant.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following is a summary of performance stock, restricted stock and stock option awards:

	Performance Stock		Restricted Stock		Stock Options
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Fair Value	Number of	Fair Value	Number of	Exercise
	Shares	at Issue	Shares	at Issue	Shares	Price
Outstanding at April 31, 2004	—	$—	—	$—	—	$—
Granted	100,000	4.59	839,000	4.96	270,000	13.41
Exercised/Vested	—	—	—	—	—	—
Canceled	—	—	(23,300)	4.59	—	—
December 31, 2004	100,000	4.59	815,700	4.97	270,000	13.41
Granted	—	—	346,470	35.88	40,000	33.62
Exercised/Vested	—	4.59	(161,952)	4.97	(3,334)	15.00
Canceled	(81,250)	—	(133,867)	5.72	(70,666)	17.26
December 31, 2005	18,750	—	866,351	17.22	236,000	15.66
Granted	—	—	168,659	16.77	50,000	21.58
Exercised/Vested	(18,750)	4.59	(225,614)	14.84	—	—
Canceled	—	—	(69,676)	12.85	(24,999)	23.23
December 31, 2006	—	—	739,720	18.25	261,001	16.07

The following table summarizes additional information about the stock options outstanding at December 31, 2006.

	Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in 000’s)

Oustanding at December 31, 2006	$10.80-$33.75	261,001	$16.07	7.8	$—
Exercisable at December 31, 2006	$10.80-$33.75	109,337	$15.33	7.4	$—
Vested and expected to vest at December 31, 2006		261,001	$16.07	7.8	$—

(1)	The difference between a stock award's exercise price and the underlying stock's market price at December 31, 2006.

No value is assigned to stock awards whose option price exceeds the the stock's market price at December 31, 2006.

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of December 31, 2006.

		Weighted Average
		Remaining Period
	Unearned	Of Expense
	Compensation	Recognition
	(in 000’s)	(in years)
Stock Options	$555	2.1
Restricted Stock	11,542	3.0
Total	$12,097

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(9)  Income Taxes

Income tax expense (benefit) consists of (in thousands):

			Eight months	Four Months
	Year	Year	Ended	Ended
	Ended	Ended	December 31,	April 30,
	2006	2005	2004	2004
Current:
Federal	$(2,686)	22	25	-
State	529	402	-	-
	(2,157)	424	25	-
Deferred:
Federal	(17,203)	(12,084)	692	-
State	(7,791)	(2,623)	74	-
	(24,994)	(14,707)	766	-
	$(27,151)	(14,283)	791	-

A reconciliation of income taxes computed at the statutory federal income tax rate to the expense (benefit) for income taxes included in the consolidated statements of operations is presented below:

			Eight months	Four Months
	Year	Year	Ended	Ended
	Ended	Ended	December 31,	April 30,
	2006	2005	2004	2004

Federal income taxes at statutory rates	(34.0)%	(34.0)%	34.0%	34.0%
Percentage depletion	(8.9)	(15.2)	(42.0)	(2.2)
Other permanent items	0.9	(2.2)	12.3	—
Effect of state tax rate change, net	(3.9)	—	—	—
Non-taxable gain on debt discharge	—	—	—	(35.1)
Non-deductible reorganization costs	—	—	—	3.3
Change in valuation allowance	—	—	23.8	—
State income taxes, net of federal	(5.2)	(5.5)	1.8	—
Other, net	0.2	3.2	(1.3)	—
	(50.9)%	(53.7)%	28.6%	—%

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below (in 000’s):

	2006	2005
Deferred tax assets:
Accruals for financial reporting purposes, principally
workers’ compensation and black lung obligations	$46,142	50,040
Net operating loss carryforwards	36,780	21,264
Accumulated comprehensive income	157	247
Total gross deferred tax assets	83,079	71,551
Less valuation allowance	—	—
Net deferred tax asset	83,079	71,551
Deferred tax liabilities - property, plant and equipment,
principally due to differences in depreciation, depletion
and amortization	96,239	115,791
Net deferred liability	$(13,160)	(44,240)

As of December 31, 2006 and 2005, we had no valuation allowance recorded for taxes, as management believes it is more likely than not that the deferred tax assets will be realized.

At December 31, 2006, the Company has consolidated NOLs for federal income tax purposes of approximately $101.4 million which expire beginning in 2023 and consolidated Kentucky net operating loss carryforwards of approximately $57.6 million which expire beginning in 2023. These net operating loss carryforwards generate a combined federal and state tax benefit of approximately $36.8 million.

In addition to the $27.4 million deferred tax liability that was originally recorded in connection with the fresh start accounting adjustment (see note 2), the Company recorded additional increase deferred tax liabilities of $6.5 million in 2004 and $9.8 million in 2005 and a decrease in the deferred tax liabilities of $4.4 million in 2006 to properly recognize the tax basis differences of values assigned to certain assets and liabilities for purposes of applying fresh start accounting. These adjustments to the fresh start accounting resulted in an increase to the amount allocated to mineral rights.

The Company made no income tax payments for the four months ended April 30, 2004. The Company made income tax payments of $2.6 million for the eight months ended December 31, 2004. During the year ended December 31, 2006 and 2005, the Company received income tax refunds of $3.1 million and $1.8 million.

(10)     Employee Benefit Plans

Defined Benefit Pension Plan

Substantially all employees in the Company’s CAPP segment who meet certain length of service requirements are covered by a qualified noncontributory defined benefit pension plan. The Company’s funding policy is to contribute annually an amount at least equal to the minimum funding requirements actuarially determined in accordance with the Employee Retirement Income Security Act of 1974.

The plan assets for the qualified defined benefit pension plan are held by an independent trustee. The plan’s assets include cash and cash equivalents, corporate and government bonds, preferred and common stocks. The Company has an internal investment committee that sets investment policy, selects and monitors investment managers and monitors asset allocation.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This evaluation resulted in the selection of the 7.5% long-term rate of return on assets assumption for the year ended December 31, 2006.

As discussed in Note 1, the Company adopted SFAS 158 on December 31, 2006. The impact of adopting the provisions of SFAS 158 that requires the recognition of the underfunded status of our defined benefit plan was to increase the pension liabilities by $5.9 million, decrease accumulated other comprehensive income by $3.7 million and decrease deferred income tax liabilities by $2.2 million. The impact of the adoption of the provisions of SFAS 158 to change the measurement date of its benefit obligation to December 31, 2006 was to decrease the pension liability by $1.1 million, increase accumulated other comprehensive income by $1.0 million, increase accumulated deficit by $0.3 million and increase deferred income tax liabilities by $0.4 million.

The fair value of the major categories of qualified defined benefit pension plan assets includes the following (dollars in thousands):

	2006		2005
	Amount	Percentage	Amount	Percentage
Equity securities	$39,226	72.8%	$30,728	70.1%
Debt securities	14,207	26.4%	12,278	28.0%
Other (includes cash and cash equivalents)	441	0.8%	858	1.9%
	$53,874	100.0%	$43,864	100.0%

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table sets forth changes in the plan’s benefit obligations, changes in the fair value of plan assets, and funded status at December 31, 2006 and 2005 (in thousands):

	2006	2005
Change in benefit obligation:
Projected benefit obligation at beginning of year	$62,635	58,636
Service cost	2,497	2,105
Interest cost	3,217	3,170
Actuarial loss	397	418
Adjustment for change in measurement period	581	—
Benefits paid	(2,442)	(1,694)
Projected benefit obligation at end of year	$66,885	62,635
Change in plan assets:
Fair value of plan assets at beginning of year	$43,864	36,743
Actual return on plan assets	7,067	3,779
Employer contributions	5,385	5,036
Benefits paid	(2,442)	(1,694)
Fair value of plan assets at end of year	$53,874	43,864
Reconciliation of funded status:
Funded status	$(13,011)	(18,771)
Unrecognized actuarial loss	—	5,830
Net amount recognized	$(13,011)	(12,941)
Amounts recognized in the consolidated balance sheets
consist of:
Accrued benefit liability	$(13,011)	(13,598)
Accumulated other comprehensive loss	—	657
Net amount recognized	$(13,011)	(12,941)

The accumulated benefit obligation of the plan was approximately $60.4 million and $57.5 million as of December 31, 2006 and 2005, respectively. Company contributions in 2007 are expected to be approximately $4.7 million.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of net periodic benefit cost and benefits paid by period are as follows (in thousands):

	Successor			Predecessor
	Year	Year	Eight Months	Four Months
	Ended	Ended	December 31,	April 30,
	2006	2005	2004	2004
Service cost	$2,497	2,105	1,223	611
Interest cost	3,217	3,170	1,959	965
Expected return on plan assets	(3,390)	(3,061)	(1,721)	(811)
Amortization of prior service cost	—	—	—	130
Recognized actuarial loss	—	19	—	340
Net periodic benefit cost	$2,324	2,233	1,461	1,235

Benefits paid	$2,442	1,694	1,288	563

During Fresh Start Accounting (see note 2), the Company adjusted the previously unrecognized actuarial loss and prior service costs to zero. As of December 31, 2006, the Company has a $1.6 million net actuarial loss recorded in accumulated other comprehensive loss on its defined benefit plan. The Company does not expect to recognize any of the net actuarial gain or loss in the year ended December 31, 2007.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The weighted-average assumptions used to determine the pension benefit obligations are as follows:

	2006	2005
Discount rate	5.55%	5.25%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	4.00%	4.00%
Measurement date	December 31, 2006	October 1, 2005

The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	2006	2005	2004
Discount rate	5.25%	5.50%	6.00%
Expected return on plan assets	7.50%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%
Measurement date	October 1, 2005	October 1, 2004	October 1, 2003

The following benefit payments are expected to be paid (based on the assumptions described above (in thousands)).

Year ended December 31:
2007	$2,862
2008	2,230
2009	2,414
2010	2,596
2011	2,848
2012-2016	19,125

Savings and Profit Sharing Plan

The Company sponsors profit sharing plans and defined contribution pension plans. All U.S. employees are eligible for at least one of the Company’s plans. The Company’s contributions vary depending on the plan and cannot exceed the maximum allowable for tax purposes. The Company recognized approximately $3.4 million, $2.1 million, $588,000 and $253,000 of expense relating to the Savings and Profit Sharing Plan for the years ended December 31, 2006 and 2005, the eight months ended December 31, 2004 and the four months ended April 30, 2004, respectively.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(11)    Major Customers

During 2006, approximately 41% of total revenues were from two customers, the largest of which represented 25% of revenues. During 2005, approximately 44% of revenues were from two customers, the largest of which represented 27% of revenues. These customers for 2006 and 2005 are both included in the CAPP segment in Note 17. During the eight months ended December 31, 2004, approximately 50% of revenues were from two customers, the largest of which represented 30% of revenues. In the four months ended April 30, 2004, approximately 54% of revenues were from two customers, the largest of which represented 31% of revenues.

(12)    Leases

The Company leases equipment and various other properties under non-cancelable long-term leases, expiring at various dates. Certain leases contain options that would allow the Company to extend the lease or purchase the leased asset at the end of the base lease term. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2006 were as follows (in thousands):

	Capital	Operating
	leases	leases
Year ended December 31:
2007	$271	$4,344
2008	—	4,122
2009	—	3,130
2010	—	1,178
2011	—	786
	271	$13,560
Less amount representing interest (at 8.5%)	9
Present value of net minimum capital lease payments	$262

The Company incurred rent expense on equipment and offices space of approximately $2.3 million, $1.0 million, $462,000 and $278,000 for the years ended December 31, 2006 and 2005, the eight months ended December 31, 2004 and the four months ended April 30, 2004, respectively.

The net book value of the equipment under capital leases was $77,283 at December 31, 2006.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(13)    Commitments and Contingencies

Future minimum royalty commitments under coal lease agreements at December 31, 2006 were as follows (in thousands):

Royalty
commitments
Year ended December 31:
2007	$18,685
2008	19,586
2009	17,128
2010	16,484
2011	16,127
2012 and thereafter	77,470
$165,480

Certain coal leases do not have set expiration dates but extend until completion of mining of all merchantable and mineable coal reserves. For purposes of this table, we have generally assumed that minimum royalties on such leases will be paid for a period of ten years.

Certain coal leases require payment based on minimum tonnage, for these contracts an average sales price of $48.12 was used to project the future commitment.

The Company has established irrevocable letters of credit totaling $63.6 million as of December 31, 2006 to guarantee performance under certain contractual arrangements. The letters of credit were issued under the Prior Letter of Credit Facility. The Prior Letter of Credit Facility was replaced by the Letter of Credit Facility (note 5).

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
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)    Reorganization Items, Net

Reorganization items consist of the following (in thousands):

Predecessor
Four months
ended April 30,
2004
Professional fees and administrative expenses	$10,685
Gain on settlements of obligations, net	(111,533)
Interest income	(59)
$(100,907)

Cash paid for reorganization items totaled $850,000, $8.1 million and $1.2 million for the year ended December 31, 2005, the eight months ended December 31, 2004 and the four months ended April 30, 2004.

(15)    Earnings (Loss) Per Share

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings (loss) per share (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	Eight Months Ended December 31, 2004	Four Months Ended April 30, 2004

Weighted average number of common shares outstanding:
Basic	15,849	14,955	13,800	17
Effect of dilutive instruments	—	—	823	—
Diluted	15,849	14,955	14,623	17

On May 6, 2004 the Company emerged from bankruptcy under a joint plan of reorganization. On that date the Company cancelled all existing equity securities and issued 13,799,994 shares of new common stock, which were distributed pro-rata to the pre-petition secured creditors.

For periods in which there was a loss, the Company has excluded from its diluted earning per share calculation options to purchase shares with underlying exercise prices less than the average market prices and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per share.  The excluded instruments would have increased the diluted weighted average number of common shares by approximately 861,074 and 959,000 for the years ended December 31, 2006 and 2005, respectively.

(16)    Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information. As of December 31, 2006 and 2005, except for long-term debt obligations, the carrying amounts of all financial instruments approximate their fair values due to their short maturities.

The Company believes that the fair value of its Senior Notes was $135.0 million and $157.1 million at December 31, 2006 and 2005, respectively, based on available market information at that date. The Company believes that the carrying amount of the Prior Revolver portion of its Prior Senior Secured Credit Facility approximates the fair value due to the variable interest rate and the recent amendment to that facility (Note 5).

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)    Segment Information

The Company mines, processes and sells bituminous, steam-and industrial-grade coal to electric utilities and industrial customers. The Company has two segments based on the coal basins in which the Company operates. These basins are located in Central Appalachian (CAPP) and in the Midwest (Midwest). The Company’s CAPP operations are located in eastern Kentucky and the Company’s Midwest operations are located in southern Indiana. Coal quality, coal seam height, transportation methods and regulatory issues are generally consistent within a basin. Accordingly, market and contract pricing have been developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs. Operating segment results for the years ended December 31, 2006 and 2005 are shown below (segment results for periods prior to the acquisition of Triad on May 31, 2005 are not provided as the Company had only one segment) (amounts in thousands).

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Years Ended
	December 31,
	2006	2005
Revenues
CAAP	$472,100	398,118
Midwest (1)	92,691	55,881
Corporate	—	—
Total	$564,791	453,999

Depreciation, depletion and amortization
CAAP	$60,040	43,687
Midwest (1)	14,411	7,985
Corporate	111	150
Total	$74,562	51,822

Total operating income (loss)
CAAP	$(20,425)	94
Midwest (1)	(512)	1,349
Corporate	(16,500)	(13,941)
Total	$(37,437)	(12,498)

Interest Income
CAPP and Midwest (1)(2)	$—	—
Corporate	(366)	(226)
Total	$(366)	(226)

Interest Expense
CAPP and Midwest (1)(2)	$—	—
Corporate	16,782	12,892
Total	$16,782	12,892

Income tax benefit
CAPP and Midwest (1)(2)	$—	—
Corporate	(27,151)	(14,283)
Total	$(27,151)	(14,283)

Net earnings (loss) (2)
CAAP	$(20,425)	94
Midwest (1)	(512)	1,349
Corporate	(5,232)	(13,781)
Total	$(26,169)	(12,338)

(1)	Includes the results of operation of Triad from the date of its acquistion (May 31, 2005).

(2)	The Company does not allocate interest income, interest expense or income taxes to its segments.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31,
	2006	2005
Total Assets
CAAP	$351,846	363,265
Midwest	93,384	99,357
Corporate	6,024	10,047
Total	$451,254	472,669

Goodwill
CAAP	$—	—
Midwest (1)	26,492	28,048
Corporate	—	—
Total	$26,492	28,048

	Years Ended
	December 31,
	2006	2005
Capital Expenditures
CAAP	$53,906	83,038
Midwest	8,585	1,837
Corporate	16	112
Total	$62,507	84,987

(1)	The decrease in goodwill in the Midwest is the result of a decrease in net deferred taxes that had been recorded as part of the preliminary purchase price allocation.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(18)    Quarterly Information (Unaudited)

Set forth below is the Company’s quarterly financial information for the previous two fiscal years (dollars in 000’s, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Total revenue	$146,676	140,176	138,107	139,832
Gross profit (loss)	10,010	561	(2,502)	(14,639)
Income (loss) from operations	3,766	(6,959)	(10,461)	(23,783)
Income (loss) before taxes	102	(10,652)	(14,314)	(28,456)
Net income (loss)	1,401	(3,364)	(8,414)	(15,792)
Income (loss) per share (Basic and Diluted):	$0.09	(0.21)	(0.53)	(0.99)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Total revenue	$97,875	113,313	122,937	119,874
Gross profit (loss)	7,455	10,777	2,094	(7,371)
Income (loss) from operations	2,420	3,843	(4,557)	(14,204)
Income (loss) before taxes	378	(1,268)	(8,136)	(17,595)
Net income (loss)	309	(1,017)	(2,200)	(9,430)
Income (loss) per share (Basic and Diluted):	$0.02	(0.07)	(0.14)	(0.60)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2007.

JAMES RIVER COAL COMPANY

By:	/s/ Peter T. Socha

Peter T. Socha Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 16th day of March, 2006.

Signature	Title
/s/ Peter T. Socha	Chairman of the Board, President and Chief Executive Officer (principal executive officer)
Peter T. Socha
/s/ Samuel M. Hopkins, II	Vice President and Chief Accounting Officer (principal financial officer and principal accounting officer)
Samuel M. Hopkins, II
/s/ W. Douglas Blackburn, Jr.	Director
W. Douglas Blackburn, Jr.
/s/ Alan F. Crown	Director
Alan F. Crown
/s/ Ronald J. FlorJancic	Director
Ronald J. FlorJancic
/s/ Leonard J. Kujawa	Director
Leonard J. Kujawa
/s/ Joseph H. Vipperman	Director
Joseph H. Vipperman