Form 10-K/A
period 2006-12-31
James River Coal CO
filed 2007-04-30
CIK 1297720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File Number
December 31, 2006	000-51129

JAMES RIVER COAL COMPANY
(Exact name of registrant as specified in its charter)

Virginia	54-1602012
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

901 E. Byrd Street, Suite 1600
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (804) 780-3000

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.01 per share Series A Participating Cumulative Preferred Stock Purchase Rights
Name of each exchange on which registered:	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act:	None

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
Yes    ☐             No    ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of Common Stock, par value $0.01 per share, on June 30, 2006 as reported on the Nasdaq Global Market, was approximately $204,593,767 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s Common Stock).

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

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s 2006 Annual Report on Form 10-K is solely for the purpose of including the information called for by Part III, Items 10, 11, 12, 13 and 14.  The Part III information was initially omitted from the Registrant’s original 2006 Form 10-K filing (the “Original Report”) as permitted by General Instruction G(3).  Exhibits 31.1, 31.2, 32.1 and 32.2 are being currently dated and filed herewith, but are unchanged from those filed in the Original Report, except that Exhibits 31.1 and 31.2 have been revised to reflect the fact that this Amendment No. 1 neither contains nor amends the Registrant’s financial statements.  No other changes to the Original Report have been made.  This Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update the disclosures therein in any way other than as described above.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers and directors as of April 28, 2007:

Name	Age	Position
Peter T. Socha	48	Chairman, President and Chief Executive Officer
Coy K. Lane, Jr.	46	Senior Vice President and Chief Operating Officer
Michael E. Weber	53	Senior Vice President and Chief Commercial Officer
Samuel M. Hopkins II	50	Vice President and Chief Accounting Officer
W. Douglas Blackburn, Jr.	56	Director
Alan F. Crown	59	Director
Ronald J. FlorJancic	56	Director
Leonard J. Kujawa	74	Director
Joseph H. Vipperman	66	Director

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

Michael E. Weber. Mr. Weber is our Senior Vice President and Chief Commercial Officer. He joined the Company in September 2006. Before joining the Company, Mr. Weber was a sales and marketing consultant to the energy industry at MJB Enterprises, LLC, a consulting firm, which he owns, beginning in 2005. Prior to founding MJB Enterprises, LLC, Mr. Weber served in several positions with Progress Fuels Corporation and its predecessor companies from 1990 to 2005. His most recent position with Progress Fuels Corporation was as Director - Coal Sales. Prior to joining Progress Fuels Corporation, Mr. Weber was Regional Sales Manager with Enoxy/AGIP Coal Sales, Inc. from 1984 to 1990, was Regional Sales Manager with Industrial Fuels Corporation from 1980 to 1984, and was Sales Representative with New River Fuel Company from 1979 to 1980. Mr. Weber earned a B.S. degree in Business Administration from The Ohio State University.

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

W. Douglas Blackburn, Jr. Mr. Blackburn has been a Director since August 2006. He has been an energy industry consultant for the last five years at BLACKACRELLC, an energy industry consulting firm, which he founded. Prior to founding BLACKACRELLC, he was the Senior Vice President, Operations of the publicly traded Zeigler Coal Holding Company from 1994-1998. Prior to that he held a similar position with Mapco Coal Inc. from 1990-1992. From 1986 until 1989 he attended Harvard Law School, where he earned a J.D. degree. Prior to that Mr. Blackburn managed several subsidiaries of the AT Massey Coal Company from 1978 until 1990. Mr. Blackburn earned a B.S.E.M. degree in Mining Engineering from the West Virginia University School of Mines in 1973 and a M.B.A. degree from the West Virginia College of Graduate Studies School of Business in 1978.

Alan F. Crown. Mr. Crown has been a Director since May 2004. He has served since April 2007 as an Operating Partner at Comvest Investment Group. Mr. Crown previously served from January 2004 to April 2007 as President and Chief Operating Officer of Transload America, LLC, a waste haulage company. Prior to that time Mr. Crown was employed by CSX Transportation, a major eastern railroad, from 1966 until he retired in September 2003. From 1999-2003, he served as Vice President—Central Region (1999-2000), Senior Vice President—Transportation (2000-2002), and Executive Vice President (2002-2003). Mr. Crown attended the University of Baltimore.

Ronald J. FlorJancic. Mr. FlorJancic has been a Director since August 2006.  He is a Principal and Partner at Customer Care Specialists, Inc., a management consulting firm. Mr. FlorJancic has been a consultant to the coal, coalbed methane, energy and telecommunications industries since 2003. Prior to that, Mr. FlorJancic spent 30 years with CONSOL Energy Inc. in various positions of operations, safety, coal trading, transportation and distribution, and sales and marketing. He was chief mergers and acquisitions head and an active principal in CONSOL Energy's IPO. Mr. FlorJancic retired from CONSOL Energy in 2003 as Executive Vice President. Mr. FlorJancic earned his B.S. in Business (1972) and his M.B.A. (1974) from Indiana University. Mr. FlorJancic attended the Executive Management Program at Emory University.

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

Audit Committee

The Board of Directors has a separately-designated standing audit committee, which is currently composed of Messrs. Blackburn, Kujawa and Vipperman. The Board has determined that Mr. Kujawa satisfies the “audit committee financial expert” criteria adopted by the SEC under Section 407 of the Sarbanes-Oxley Act of 2002 and serves as the Audit Committee Chairman. The members of the Audit Committee are all independent and meet the financial literacy requirements of the Nasdaq listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the disclosure requirements of Item 405 of Regulation S-K require the directors and executive officers of the Company, and any persons holding more than 10% of any class of equity securities of the Company, to report their ownership of such equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Based solely on a review of the written statements and copies of such reports furnished to the Company by its executive officers and directors, the Company believes that during fiscal 2006 all Section 16(a) filing requirements applicable to its executive officers, directors and shareholders were complied with, with the exception of the following:

Leonard J. Kujawa received a grant of restricted stock and stock options on May 22, 2006, but inadvertently did not file a Form 4 reporting the grants until May 25, 2006. This Form 4 was not filed on a timely basis.

Peter T. Socha, Coy K. Lane, Jr. and Samuel M. Hopkins II surrendered previously granted restricted shares to the Company in satisfaction of tax withholding obligations on those vested shares of restricted stock on May 25, 2006, but inadvertently did not file Form 4s reporting the surrenders until June 9, 2006. These Form 4s were not filed on a timely basis.

W. Douglas Blackburn, Jr., Ronald J. FlorJancic and Matthew Goldfarb received grants of restricted stock and stock options on August 22, 2006, but inadvertently did not file Form 4s reporting the grants until September 1, 2006. These Form 4s were not filed on a timely basis.

Coy K. Lane, Jr. surrendered previously granted restricted shares to the Company in satisfaction of tax withholding obligations on those vested shares of restricted stock on November 1, 2006, but inadvertently did not file a Form 4 reporting the surrender until December 5, 2006. This Form 4 was not filed on a timely basis.

Code of Ethics

The Company’s Board has adopted a Code of Ethics applicable to its Chief Executive and Senior Financial Officers. The Code is available at http://ir.jamesrivercoal.com/governance/ethics.cfm.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report filed on Form 10-K/A.

Alan F. Crown	Joseph H. Vipperman, Chairman	Ronald J. FlorJancic

The foregoing report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference the annual report filed on Form 10-K/A into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This discussion and analysis addresses the material elements of the Company’s compensation program for Named Executive Officers, including the Company’s compensation objectives and overall philosophy, the compensation process and the administration of the program. It is intended to complement and enhance an understanding of the compensation information presented in the “Summary Compensation Table” and other accompanying tables.

As used in this report, the term “Named Executive Officers” means the Company’s Chairman, President and Chief Executive Officer; Senior Vice President and Chief Operating Officer; Senior Vice President and Chief Commercial Officer; and Vice President and Chief Accounting Officer. In this “Compensation Discussion and Analysis” section, the terms “we,” “our,” “us” and the “Committee” refer to the Compensation Committee of the Company’s Board of Directors.

Compensation Program Objectives, Administration and Overall Philosophy

The objectives of the Company’s compensation program are to enhance the profitability and growth of the Company, and thus shareholder value, by aligning executive compensation with the Company’s business goals and performance and by attracting, retaining and rewarding executive officers who contribute to the long-term success of the Company. The Company also seeks to provide a compensation program that is both competitive in the marketplace and that is internally equitable based upon the level of responsibility that the executive holds.

Decisions on compensation of the Company’s executive officers generally have been made by the Committee, based upon the recommendation of the Chief Executive Officer. The Committee operates under a Charter that was approved by the Company’s Board of Directors in 2004. None of the members of the Committee has been an officer or employee of the Company, and the Board of Directors has considered and determined that all of the members are independent as “independent” is defined under Nasdaq rules and otherwise meet the criteria set forth in the Committee’s Charter. In determining the compensation to be paid to the executive officers of the Company, the Committee members rely upon their individual knowledge of compensation paid to executives of companies of comparable size and complexity. They also consider the performance of the Company and the merits of the individual under consideration. The Committee considers both financial measures as well as non financial measures (e.g., safety record, individual goals, etc.) in determining the amount of each element of compensation to be paid to the Named Executive Officers. The Committee reviews the performance and makes recommendations to the Board of Directors for approval of all compensation and benefits of the Chief Executive Officer. For other Named Executive Officers, the Chief Executive Officer makes recommendations that the Committee considers before making a final determination.

The Committee employs a mix of long- and short-term incentives in its compensation program. The compensation program is designed to motivate and reward the Company’s executive officers for their contributions to shareholder value and the achievement of business plan objectives, and to link company-wide, division and individual performance goals.

Based upon certain provisions in its charter, the Committee may, from time to time, engage compensation consultants to assist in evaluating the Company’s executive compensation plans. During 2006, the Committee engaged Towers Perrin to conduct a comprehensive review of total compensation for select executive positions and to provide high-level annual and long-term incentive program design recommendations. The base salary and annual incentive portions of the study were completed in December 2006. The long- term incentive portion of total compensation is still under consideration by Towers Perrin and the Committee. Based upon the ultimate findings in the study, we intend to implement a comprehensive compensation plan for officers and key employees that will meet our compensation objectives on a going forward basis.

Elements of Compensation

The compensation program includes the following key elements: base salary, bonuses, equity incentives and retirement benefits. Historically, the mix has been based on our general expectations and is set at a level we believe will allow us to hire, motivate and retain key employees.

Base Salary

The first element of our compensation program is base salary. We set base salaries for our employees at rates we believe are market rates based on our general experience. The starting point for determining such salaries generally will be the salary the executive officer received in the prior fiscal year. The Chief Executive Officer makes recommendations to the Compensation Committee regarding the base salary for the Company’s executive officers based upon the profitability of the Company and the level of responsibility, time with the Company, contribution and performance of the executive officer.

The Chief Executive Officer’s compensation is governed largely by his employment agreement with us. The Company entered into an employment agreement with Mr. Socha on May 7, 2004. The employment agreement provides for a base salary of $375,000 per year, subject to annual review. The agreement provides that Mr. Socha will serve as President and Chief Executive Officer of the Company for an initial three-year term of employment. The term may be extended by mutual agreement of the parties in one-year increments, beginning on the first anniversary of the agreement. The term of the agreement was extended for an additional year in each of June 2005 and May 2006 so that the current term expires in May 2009.

Base salaries for the Company’s other Named Executive Officers are initially set with the approval of the Committee at the agreed-upon level outlined in their offer letter from the Company at the time of their original hire and reviewed annually, and may be adjusted accordingly, based on the guidelines outlined above. Base salaries are targeted at the 50th percentile of comparable companies for 2007 as recommended by the Towers Perrin comprehensive review of salary; however, most officers of the Company, including the Chief Executive Officer, are currently below that level.

Bonuses

Bonuses to executives are designed to reward meeting key expectations and the achievement of important financial or operating performance goals.   The performance factors selected for any particular officer vary depending on the officer’s specific responsibilities within the Company. Historically, awarded bonuses have been subjective.  We thus recognized the need to formalize the bonus plan currently in place and intend to implement a bonus plan for 2007 that targets key objectives for our executives, including financial, operational and safety outcomes. At the production level, we use bonuses to reward employees for achievements in certain key areas including safety and production initiatives.

Mr. Socha’s employment agreement, described above, stipulates that he will participate in our annual bonus program. Eligibility to receive bonuses for our other Named Executive Officers of up to 50% of their base salary is provided for in the offer letters they received from the Company at their initial hire date. While no bonuses were paid to the Named Executive Officers in 2006, on April 17, 2007, we approved bonuses to the Named Executive Officers in recognition of prior service and performance. The amounts of those bonuses are as follows: Mr. Socha - $150,000, Mr. Lane - $75,000, Mr. Hopkins - $43,000, and Mr. Weber - $5,000.

Equity Incentives

The Company uses grants of stock options and restricted stock to its key employees and executive officers to more closely align the interests of such employees and officers with the interests of its shareholders. We believe that this policy creates an incentive for our key employees and executive officers to maximize shareholder value, primarily through growth and return on invested capital. The amount and nature of prior awards are generally considered in determining any new equity incentive awards for executive officers, although other factors, such as the need to retain experienced managers, are also considered. For 2006 and prior years, annual restricted stock has been issued to employees as determined by the Chief Executive Officer from a pool of stock approved by the Compensation Committee. For 2007 and beyond, it is intended that restricted stock will be issued in accordance with a long-term incentive plan currently under development.

Equity awards equivalent to 168,569 shares of the Company’s common stock were awarded to employees during the year ended December 31, 2006, including 25,000 restricted shares of common stock, valued at $14.74 per share, granted to Mr. Weber who joined the Company in 2006. A summary of grants awarded in 2006 to Named Executive Officers and outstanding equity awards at December 31, 2006 is provided in the “Grants of Plan-Based Awards Table” and “Outstanding Equity Awards at Fiscal Year-End Table” below.

With the exception of options issued to the Chief Executive Officer before we emerged from bankruptcy in 2004, we have limited the type of equity grants made to other employees primarily to restricted stock grants.  We believe that restricted stock grants provide less dilution than options, are more easily understood by non-management employees and align local objectives with company-wide objectives, allowing us to retain key employees. At senior levels, we believe that the stock price is tied to operating results which drives stock appreciation.

A summary of the options held by Mr. Socha is provided in the “Outstanding Equity Awards at Fiscal Year-End Table” listed below. No options were granted to Named Executive Officers in 2006. Additionally, there were there no outstanding options for any other Named Executive Officers, except Mr. Socha, from previous years.

Retirement Benefits

Our Central Appalachian (“CAPP”) region and corporate office employees participate in a traditional defined benefit pension plan and an after-tax savings plan which are available to all eligible employees.  The pension plan is a non-contributory defined benefit plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”) and covers substantially all regular, full-time employees of the Company in the CAPP region and the corporate office. Employees become participants in the plan on the first of the month following one year of service. An employee must have at least five years of service to be fully vested in the pension plan. The number of years of credited service and the present value of accrued pension benefits for Named Executive Officers are listed in the “Pension Benefits Table” below. Changes in the value of pension benefits for Named Executive Officers from 2005 to 2006 are listed in the “Summary Compensation Table” below.

The Company also has a defined contribution profit sharing plan covering eligible employees. The plan is voluntary with respect to participation and is subject to the provisions of ERISA. The plan provides for participant contributions of up to 15% of after-tax annual compensation, as defined by the plan. The Company contributes an amount equal to 50% of the participant’s first 6% of after-tax contributions. The Company may contribute an additional amount from its profits as authorized by the Board of Directors. The Company made no additional contributions in 2006. Participants in the plan are immediately vested in their contributions, plus actual earnings thereon. Vesting in the Company’s contributions is based on years of continuous service. Participants are fully vested in Company contributions after attaining five years of credited service. The Company’s 2006 contributions to the plan on behalf of Named Executive Officers are included in the “All Other Compensation” column in the “Summary Compensation Table” below.

The Company also has a defined contribution 401(k) plan covering all employees of Triad Mining, Inc. and Triad Underground Mining, which constitute our Midwest region operations. There were no Named Executive Officers participating in the Triad Mining, Inc. 401(k) Plan during 2006.

Other Benefits

Our executives also participate, on a voluntary basis, in customary benefits that are provided to all employees, including health, life, disability and dental insurance. The taxable value of life insurance benefits provided by the Company for Named Executive Officers is included in “All Other Compensation” on the “Summary Compensation Table” below.

Summary Compensation Table

The following table provides information concerning the compensation for our Chief Executive Officer, our Chief Accounting Officer and each of our two other most highly compensated executive officers for their service to the Company during the fiscal year ended December 31, 2006. As of December 31, 2006, we did not have any executive officers other than those listed below.

Name and Principal Position	Year	Base Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2) (3)	All Other Compensation ($) (4)	Total ($)
Peter T. Socha Chairman of the Board, President and Chief Executive Officer	2006	375,000	-	140,938	-	-	9,391	12,510	537,299
Coy K. Lane, Jr. Senior Vice President and Chief Operating Officer	2006	250,810	-	632,278	-	-	19,496	8,310	910,084
Michael E. Weber (5) Senior Vice President and Chief Commercial Officer	2006	56,395	-	23,774	-	-	-	1,396	81,323
Samuel M. Hopkins, II Vice President and Chief Accounting Officer	2006	140,000	-	46,797	-	-	5,901	4,674	197,372

(1)
The value of stock awards is the compensation expense amount recognized for financial statement reporting purposes for 2006 in accordance with FAS 123R. The grant date fair value of stock awards for financial statement reporting purposes in accordance with FAS 123R is included in the “Grants of Plan-Based Awards” table below. A discussion of the relevant fair value assumptions is set forth in Note 8 to the Company’s consolidated financial statements on pages F-24 through F-28 of the Annual Report on Form 10-K for the year ended December 31, 2006.

(2)
The change in pension value for 2006 is the increase in actuarial value of the Company’s defined benefit pension plan attributable to the Named Executive Officer that was accrued during the year. Employees are eligible to participate in the plan on the first of the month following one year of service. Mr. Weber joined the Company in September 2006 and therefore was not eligible to participate in the plan.

(3)	The Company does not provide any non-qualified deferred compensation plans to its employees.
(4)
All Other Compensation consists of employer matching contributions under the Company’s defined contribution profit sharing plan and the taxable value of life insurance benefits provided by the Company.

(5)	Mr. Weber joined the Company on September 11, 2006.

Grants of Plan-Based Awards

The following table sets forth information concerning the grant of restricted shares of the Company’s common stock to Named Executive Officers during the year ended December 31, 2006.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	Grant Date Fair Value of Stock and Option Awards (2)
Michael E. Weber	9/11/2006	25,000	$368,500

(1)
Mr. Weber received 25,000 shares of restricted common stock, valued at $14.74 per share, when he joined the Company in 2006. The shares are time-vested and vest in five equal annual installments, beginning on November 1, 2007.

(2)
The value of stock awards is the grant date fair value determined under FAS 123R for financial statement reporting purposes. A discussion of the relevant fair value assumptions is set forth in Note 8 to the Company’s consolidated financial statements on pages F-24 through F-28 of the Annual Report on Form 10-K for the year ended December 31, 2006.

Outstanding Equity Awards at 2006 Fiscal Year-End

The following table sets forth information about the outstanding equity awards for each of the Named Executive Officers as of December 31, 2006.

Name	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (# exercisable)	Number of Securities Underlying Unexercised Options (# unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Peter T. Socha	60,000 (2)	90,000 (2)	-	$10.80	5/7/14	123,750(3)	$1,148,400	-	-
Coy K. Lane, Jr.	-	-	-	-	-	80,000 (4)	742,400	-	-
Michael E. Weber	-	-	-	-	-	25,000 (5)	232,000	-	-
Samuel M. Hopkins, II	-	-	-	-	-	41,250 (6)	382,800	-	-

(1)	The market value was calculated based on the closing market price of $9.28 per share of the Company’s common stock on December 29, 2006, the last trading day of 2006.
(2)
Pursuant to his employment agreement with the Company, Mr. Socha was granted options on May 25, 2004 to acquire 150,000 shares of common stock for $10.80 per share. The options vest in five equal annual installments, beginning on the first anniversary of the date of grant.

(3)
On May 25, 2004, Mr. Socha also was granted 300,000 restricted shares of common stock, 206,250 shares of which will vest in five equal annual installments, beginning on the first anniversary of the date of the grant, and the remaining 93,750 shares with vesting based upon the achievement of designated corporate performance criteria. The performance criteria included achieving EBITDA results for 2004 and 2005 of approximately $126.3 million for the two year period (80% of vesting) and the successful development of the new mine at McCoy Elkhorn (20% of vesting). The Company did not achieve the established performance criteria for 2004 and 2005 EBITDA, and therefore 75,000 shares were forfeited. The remaining 18,750 shares were distributed in 2006 based upon the successful development of the new mine at McCoy Elkhorn.

(4)
During 2005, Mr. Lane was granted 100,000 restricted shares of the Company’s common stock which vest as follows: 25% of the shares vest in five equal annual installments, beginning on May 25, 2006, and the remaining 75% of the shares vest in five equal annual installments beginning November 1, 2006.

(5)	In 2006, Mr. Weber was granted 25,000 restricted shares of the Company’s common stock which vest in five equal annual installments, beginning on November 1, 2007.
(6)	In 2004, Mr. Hopkins was granted 68,750 restricted shares of the Company’s common stock which vest in five equal annual installments, beginning on May 25, 2005.

The amount ultimately realized by the Named Executive Officer may vary based on a number of factors, including the Company’s actual operating performance, stock price fluctuations and the timing of exercises and sales.

Option Exercises and Stock Vested in 2006

The following table sets forth information about stock awards that vested during 2006. There were no stock option exercises by Named Executive Officers during 2006.

Name	OPTION AWARDS		STOCK AWARDS
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Peter T. Socha	-	-	60,000	$1,962,000
Coy K. Lane, Jr.	-	-	20,000	328,800
Michael E. Weber	-	-	-	-
Samuel M. Hopkins, II	-	-	13,750	449,625

(1)	The value of the awards was calculated on the closing price per share of the Company’s common stock on the vesting date.

Pension Benefits in 2006

Our CAPP region and corporate office employees participate in a traditional defined benefit pension plan and an after-tax savings plan which are available to all eligible employees.  The pension plan is a non-contributory defined benefit plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”) and covers substantially all regular, full-time employees of the Company in the CAPP region and corporate office. Employees become participants in the plan on the first of the month following one year of service. An employee must have at least five years of service to be vested in the pension plan.

The monthly retirement benefit payable upon the normal retirement of any participant is dependent upon age, compensation and years of service. The normal retirement age under the plan is 65, but a full benefit is available to a retiree at age 62. A retiree can begin receiving a benefit as early as age 55, provided they have at least ten years of service at the time; however, a 3% reduction factor applies for each year a retiree receives a benefit prior to age 62. Compensation for purposes of calculating the monthly retirement benefit payable means basic monthly earnings, excluding overtime, bonuses and commissions, based on the employee’s average salary for the three highest consecutive years of service during the employee’s last ten years of employment. This amount is capped by the $220,000 annual limit imposed by the Internal Revenue Service for the 2006 calendar year. The Internal Revenue Code limits the amount of annual benefits which may be payable from the pension trust.

The following table lists the number of years of credited service and the present value of accrued pension benefits for Named Executive Officers as of December 31, 2006. Changes in the value of pension benefits for Named Executive Officers from 2005 to 2006 are listed in the “Summary Compensation Table” above.

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Peter T. Socha	James River Coal Company Employees’ Pension Plan	4.5	$38,643	-
Coy K. Lane, Jr.	James River Coal Company Employees’ Pension Plan	2.5	19,496	-
Michael E. Weber (3)	James River Coal Company Employees’ Pension Plan	-	-	-
Samuel M. Hopkins, II	James River Coal Company Employees’ Pension Plan	3.5	27,011	-

(1)	Participants are credited with a year of credited service for any year in which they have completed 1,000 or more hours of service.
(2)
Amounts represent the actuarially determined present value of projected plan benefits due the individual, assuming an interest rate of 5.55%, as used in the Company’s financial statement disclosures for the year ended December 31, 2006, the 1983 Group Annuity Tables for Males and Females and compensation limits of $220,000 for 2006, $210,000 for 2005 and $205,000 for 2004.

(3)	Mr. Weber joined the Company in September 2006 and therefore was not eligible to participate in the plan.

The Company also has a defined contribution profit sharing plan and a defined contribution 401(k) plan, which are discussed above under the heading “Retirement Benefits.” The Company’s 2006 contributions to the defined contribution profit sharing plan on behalf of Named Executive Officers are included in the “All Other Compensation” column in the “Summary Compensation Table” above. There were no Named Executive Officers participating in the Company’s 401(k) plan during 2006. Additionally, the Company does not provide any non-qualified deferred compensation plans to its employees.

Employment Contracts, Termination of Employment, Severance and Change-in-Control Arrangements

Employment Contracts

As discussed under “Base Salary” above, the Company and Mr. Socha entered into an employment agreement effective May 7, 2004. In addition to the base salary, bonuses, equity incentives and other benefits terms outlined above, the employment agreement provides that if Mr. Socha’s employment is terminated without good reason, as defined in the employment agreement, before expiration, he will receive the greater of (i) his remaining salary due under the employment agreement or (ii) 12 months of salary. Mr. Socha’s employment agreement also provides that upon termination without good reason or a change in control (as those terms are defined in the applicable agreements) all of Mr. Socha’s restricted shares and options will immediately vest and the options will become exercisable.

Severance and Change-in-Control Arrangements

In the first quarter of 2006, the Company, assisted by its financial advisor Morgan Stanley, initiated the process of investigating strategic alternatives. At that time, it recognized the need to implement a plan for certain employees that would encourage them to devote their time and energies to the successful performance of their employment duties while providing them a measure of security during the anticipated period of uncertainty. We believe that implementing such a plan promotes alignment of management’s goals with stockholders’ goals by helping reduce management’s reluctance to pursue and act on change-in-control transactions. Additionally, change-in-control agreements with key employees allow us to have a mechanism in place to retain key employees and encourage their continued dedication during the period of transition. The Board of Directors authorized the Chief Executive Officer and the Compensation Committee to work with Towers Perrin to develop a severance and retention plan. The plan was adopted by the Board and communicated to those employees determined to be at risk in the event of a change-in-control transaction. Pursuant to the severance and retention plan, the Company entered into severance agreements with Messrs. Lane and Hopkins, each of which provide that the executive will be entitled to receive a lump sum cash payment in an amount equal to 12 months of his base salary, plus continued health, dental and term life insurance benefits for 12 months following his termination, if such termination occurs within 12 months after a change-in-control transaction. A change in control, as defined in the severance and retention plan, includes any of the following events: (1) the acquisition (other than from the Company) by any person of beneficial ownership of forty percent or more of the combined voting power of the Company’s then outstanding voting securities; (2) the individuals who, as of the effective date of the transaction are members of the Board, cease to constitute at least two-thirds of the Board; (3) the consummation of a merger or consolidation involving the Company in which the shareholders of the Company do not own more than fifty percent of the combined voting power of the outstanding voting securities resulting from the merger or consolidation in substantially the same proportion as their ownership of the combined voting power of the voting securities of the Company outstanding immediately before such merger or consolidation; or (4) a complete liquidation or dissolution of the Company or consummation of the sale or other disposition of all or substantially all of the assets of the Company, provided, that the events described in (3) and (4) above shall only qualify as a change in control under the plan if such events result from the investigation of strategic alternatives announced by the Company on March 1, 2006. The severance and retention plan also provides that employees designated by the Compensation Committee will be eligible to receive a retention bonus, in an amount designated by the Compensation Committee, upon the occurrence of a change in control. Retention bonus amounts payable to any of the Named Executive Officers, if any, will be determined by the Compensation Committee at a later date.

As discussed previously, Mr. Socha’s employment agreement also provides for salary continuation in certain circumstances identified in the agreement. Assuming termination was effective as of December 31, 2006, the Named Executive Officers would be eligible for the following lump sum payments:

Peter T. Socha	$879,808
Samuel M. Hopkins, II	140,000
Coy K. Lane, Jr.	250,000

Additionally, under the terms of the severance plan and Mr. Socha’s employment agreement, in the event of a change-in-control transaction, all unvested equity awards, including restricted shares of common stock of the Company and all options to acquire common stock of the Company, held by Mr. Socha, Mr. Hopkins and Mr. Lane, will immediately vest and become exercisable, as applicable. Mr. Weber joined the Company in September 2006 and was not covered by the severance plan at that time.

During 2006, the Company reviewed a wide variety of potential courses of action and engaged in discussions and negotiations with a number of companies regarding specific transactions. In the third quarter of 2006, the Board concluded that none of the courses of action potentially available for the Company were in the best interests of the shareholders of the Company to pursue at that time. As a result, the Board determined to conclude its formal process of investigating strategic alternatives.

Director Compensation in 2006

Annual compensation of non-employee directors for 2006 consisted of cash compensation, which included an annual retainer paid quarterly to each director and an additional fee to each director who served as chair of a committee, and equity compensation, consisting of stock option awards and restricted stock awards. These components are described more fully below.

Annual Board Fees

Non-employee directors received an annual cash retainer of $35,000 in 2006, which was paid pro-rata on a quarterly basis to each director. The Audit Committee Chairman received an additional annual amount of $15,000 and the Chairmen of the Compensation and Governance Committees each received an additional annual amount of $5,000. Annual retainers for Mr. Blackburn, Mr. FlorJancic, Mr. Goldfarb and Mr. Wilson were pro-rated, based on the actual time they served on the Board in 2006.

The Company pays travel and accommodation expenses of directors to attend meetings and other corporate functions. Directors do not receive meeting attendance fees.

Annual Equity Compensation

Non-employee directors collectively received annual equity compensation of $263,136 in 2006, including 9,375 shares of restricted stock (valued based on the fair market value of the Company’s common stock on the date of grant) and 50,000 stock options (valued based on the Black-Scholes method). These valuation methods differ from the amounts determined in accordance with FAS 123R, as reported in the below table. The restricted stock awards will vest in equal installments over three years. The stock option awards were granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant and will vest in equal installments over three years and will expire 10 years after grant. In the event of a change in control (as defined in the Company’s 2004 Equity Incentive Plan), all outstanding unvested restricted shares and options will immediately vest and the options will become fully exercisable. The Committee may, in its sole discretion, provide for the termination of an award upon the consummation of the change in control and the payment of a cash amount in exchange for the cancellation of an award, or the issuance of a substantially equivalent substitute grant or award.

The total 2006 compensation of the Company’s non-employee directors is shown in the table below.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Option Awards ($) (1) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
W. Douglas Blackburn (4)	12,364	2,024	9,697	-	-	-	24,085
Alan F. Crown	37,500	19,050	58,030	-	-	-	114,580
Ronald J. FlorJancic (4)	12,364	2,024	9,697	-	-	-	24,085
Matthew Goldfarb (4)	5,041	-	-	-	-	-	5,041
Leonard J. Kujawa	47,500	19,050	58,030	-	-	-	124,580
Joseph H. Vipperman	37,500	18,311	58,030	-	-	-	113,841
James F. Wilson (4)	17,500	1,784	7,409	-	-	-	26,693

(1)
The value of stock awards and option awards was the 2006 compensation expense amount recognized for financial reporting purposes in accordance with FAS 123R. A discussion of the relevant fair value assumptions is set forth in Note 8 to the Company’s consolidated financial statements on pages F-24 through F-28 of the Annual Report on Form 10-K for the year ended December 31, 2006.

(2)
As of December 31, 2006, the aggregate number of restricted stock awards outstanding for each non-employee director was as follows: Mr. Blackburn, 1,125 shares; Mr. Crown, 2,501 shares; Mr. FlorJancic, 1,125 shares; Mr. Goldfarb, 0 shares; Mr. Kujawa, 2,501 shares; Mr. Vipperman, 2,167 shares; and Mr. Wilson, 0 shares.

(3)
As of December 31, 2006, the aggregate number of stock option awards outstanding for each non-employee director was as follows: Mr. Blackburn, 10,000 options; Mr. Crown, 15,000 options; Mr. FlorJancic, 10,000 options; Mr. Goldfarb, 0 options; Mr. Kujawa, 15,000 options; Mr. Vipperman, 11,666 options; and Mr. Wilson, 0 options.

(4)
Mr. Blackburn, Mr. FlorJancic and Mr. Goldfarb were appointed to the Board effective August 22, 2006. Mr. Goldfarb resigned from the Board effective October 16, 2006. Mr. Wilson resigned from the Board effective July 7, 2006.

Compensation Committee Interlocks and Insider Participation

Our compensation committee currently consists of Alan F. Crown, Ronald J. FlorJancic and Joseph H. Vipperman (committee chair). None of these committee members is employed by us. None of our executive officers serves as a member of the compensation committee of any entity that has one or more executive officers who serve on our compensation committee. No interlocking relationship exists between our compensation committee and the compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth aggregate information as of December 31, 2006 about all Company compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance. The weighted-average exercise price does not include restricted stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation Plans Approved by Shareholders	109,337	$15.33	507,912

Equity Compensation Plans Not Approved by Shareholders	150,000	$10.80	N/A

All securities authorized for issuance under equity compensation plans not approved by shareholders were authorized for issuance pursuant to the Employment Agreement with Mr. Socha, which was entered into before the Company was listed on the Nasdaq Global Market. See “Item 11 - Executive Compensation - Employment Contracts, Termination of Employment, Severance and Change-in-Control Arrangements.”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of April 15, 2007 or such other date as is indicated below, regarding shares of our common stock held by (1) persons known to us to be the beneficial owners of more than five percent of our common stock, (2) our named executive officers and directors and (3) our executive officers and directors as a group. This table was prepared solely based on information supplied to us, any Schedules 13D or 13G and Forms 3 and 4, and other public documents filed with the Securities and Exchange Commission.

Name	Number (1)	% (2)
SouthernSun Asset Management, Inc (3)	1,637,596	9.82%
Steelhead Partners LLC(4)	1,399,964	8.40%
LaGrange Capital Administration, L.L.C. (5)	871,406	5.23%
Peter T. Socha (6)	295,530	1.76%
Coy K. Lane, Jr. (7)	93,509	*
Samuel M. Hopkins II (8)	64,222	*
Michael E. Weber (9)	25,000	*
Alan F. Crown (10)	21,833	*
Leonard J. Kujawa (11)	21,833	*
Joseph H. Vipperman (12)	13,834	*
W. Douglas Blackburn, Jr. (13)	6,609	*
Ronald J. FlorJancic (14)	4,459	*
Executive Officers and Directors as a Group (9 persons)	546,829	3.25%

*	Less than 1%
(1)
This column lists all shares of common stock beneficially owned, including all restricted shares of common stock, and all shares of common stock that can be acquired through option exercises within 60 days of the date of this report.

(2)
In calculating the percentage owned, we assumed that any options for the purchase of common stock that are exercisable by that shareholder within 60 days of the date of this report are exercised by that shareholder (and the underlying shares of common stock issued). The total number of shares outstanding used in calculating the percentage owned assumes a base of 16,671,127 shares of common stock outstanding as of April 15, 2007 and no exercise of options held by other shareholders.

(3)
As of December 31, 2006, based on information in the Schedule 13F Holding Report filed on February 8, 2007. The business address of the SouthernSun Asset Management, Inc. is 6000 Poplar Avenue, Suite 220, Memphis, TN 38119.

(4)
As of December 31, 2006, based on information in the Schedule 13F Holding Report filed on February 1 2007. The business address of the Steelhead Partners LLC is 1301 First Avenue, Suite 201, Seattle, WA 98101.

(5)
As of January 10, 2006, based on information in the Schedule 13G filed on January 22, 2007. The business address of LaGrange Capital Administration, L.L.C. is 1270 Avenue of Americas, Suite 2200, New York, NY10020.

(6)	Includes 123,750 shares of unvested restricted stock and 90,000 options that are exercisable within 60 days of the date of this report.
(7)	Includes 80,000 shares of unvested restricted stock.
(8)	Includes 41,250 shares of unvested restricted stock.
(9)	Includes 25,000 shares of unvested restricted stock.
(10)	Includes 2,501 shares of unvested restricted stock and 18,333 options that are exercisable within 60 days of the date of this report.
(11)	Includes 2,501 shares of unvested restricted stock and 18,333 options that are exercisable within 60 days of the date of this report.
(12)	Includes 2,167 shares of unvested restricted stock and 8,334 options that are exercisable within 60 days of the date of this report.
(13)	Includes 1,125 shares of unvested restricted stock and 3,334 options that are exercisable within 60 days of the date of this report.
(14)	Includes 1,125 shares of unvested restricted stock and 3,334 options that are exercisable within 60 days of the date of this report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

No transactions with related persons are required to be disclosed.

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to its written charter, the Audit Committee of the Board of Directors of the Company must approve all transactions with related persons that are required to be disclosed under applicable securities rules.

Director Independence

The Board of Directors of the Company has determined that a majority of the members of the Board of Directors are independent, as “independent” is defined under applicable federal securities laws and the Nasdaq Marketplace Rules. The independent directors are directors Blackburn, Crown, FlorJancic, Kujawa and Vipperman.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees

The following table summarizes the aggregate fees billed to the Company by KPMG LLP:

($ in thousands)	2006	2005

Audit Fees (1)	$536	$701
Audit-Related Fees (2)	-	24
Tax Fees	14	141
All Other Fees	-	-
Total	$550	$866

_________________

(1)
Fees for audit services billed in 2006 consisted of the audit of the Company’s consolidated financial statements in accordance with auditing standards generally accepted in the United States of America ($425), quarterly reviews of unaudited consolidated financial statements ($80), and other billings ($26). Fees for audit services billed in 2005 consisted of the audit of the Company’s consolidated financial statements in accordance with auditing standards generally accepted in the United States of America ($393), quarterly reviews of unaudited consolidated financial statements ($75), and services in connection with the Company’s registration statements ($233).

(2)	Other fees billed in 2005 consisted of services related to our benefit plans.

Approval of Audit and Non-Audit Services

The Audit Committee of the Company’s Board of Directors pre-approves all audit and non-audit services performed by the Company’s independent auditors. The Audit Committee specifically approves the annual audit services engagement. Certain non-audit services that are permitted under the federal securities laws may be approved from time to time by the Audit Committee. The Audit Committee is authorized to delegate to the Chair of the Committee pre-approval authority with respect to permitted services. None of the services performed by KPMG LLP described above were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this Report:

1.    Financial Statements

See Financial Statements beginning on page F-1 of the Original Report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 30th day of April, 2007.

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