Form 10-Q
period 2007-03-31
James River Coal CO
filed 2007-05-10
CIK 1297720

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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
Yes    ☒             No    ☐

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 15, 2007 was 16,671,127.

FORM 10-Q INDEX

		Page
	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss for the three months ended March 31, 2007 and the year ended December 31, 2006	7

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.	35

Item 4.	Controls and Procedures.	35

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings.	36

Item 1A.	Risk Factors.	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	48

Item 3.	Defaults Upon Senior Securities.	48

Item 4.	Submission of Matters to a Vote of Security Holders.	48

Item 5.	Other Information.	48

Item 6.	Exhibits.	49

	SIGNATURES	50

Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2007	December 31, 2006
Assets	(Unaudited)

Current assets:
Cash	$15,718	1,807
Receivables:
Trade	43,396	47,383
Other	797	853
Total receivables	44,193	48,236
Inventories:
Coal	12,418	5,512
Materials and supplies	7,985	7,448
Total inventories	20,403	12,960
Prepaid royalties	4,195	3,851
Other current assets	3,175	4,288
Total current assets	87,684	71,142
Property, plant, and equipment, at cost:
Land	5,680	5,719
Mineral rights	190,346	190,346
Buildings, machinery and equipment	275,011	264,551
Mine development costs	23,556	21,727
Construction-in-progress	189	189
Total property, plant, and equipment	494,782	482,532
Less accumulated depreciation, depletion, and amortization	163,259	144,752
Property, plant and equipment, net	331,523	337,780
Goodwill	26,492	26,492
Other assets	19,328	15,840
Total assets	$465,027	451,254

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2007	December 31, 2006
Liabilities and Shareholders' Equity	(Unaudited)

Current liabilities:
Current portion of long-term debt	$1,576	-
Accounts payable	40,531	42,065
Accrued salaries, wages, and employee benefits	6,006	4,733
Workers' compensation benefits	9,300	9,300
Black lung benefits	2,630	2,630
Accrued taxes	5,365	6,028
Other current liabilities	12,545	8,975
Total current liabilities	77,953	73,731
Long-term debt, less current maturities (note 2)	188,424	167,493
Other liabilities:
Noncurrent portion of workers' compensation benefits	45,295	44,134
Noncurrent portion of black lung benefits	24,557	24,136
Pension obligations	12,733	13,011
Asset retirement obligations	28,560	27,394
Deferred income taxes	5,555	13,160
Other	1,880	1,798
Total liabilities	384,957	364,857
Commitments and contingencies (note 4)
Shareholders' equity
Preferred Stock, $1.00 par value. Authorized 10,000,000 shares	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares;
issued and outstanding 16,673,067 and 16,669,376, respectively	167	167
Paid-in-capital	125,148	124,191
Accumulated deficit	(44,959)	(37,704)
Accumulated other comprehensive loss	(286)	(257)
Total shareholders' equity	80,070	86,397
Total liabilities and shareholders' equity	$465,027	451,254

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006

Revenues	$132,435	146,676
Cost of sales:
Cost of coal sold	113,588	119,246
Depreciation, depletion and amortization	19,333	17,420
Total cost of sales	132,921	136,666
Gross profit (loss)	(486)	10,010
Selling, general and administrative expenses	7,475	6,244
Total operating income (loss)	(7,961)	3,766
Interest expense (note 2)	4,496	3,889
Interest income	(120)	(5)
Charges associated with repayment of debt (note 2)	2,421	-
Miscellaneous income, net	(214)	(220)
Total other expense, net	6,583	3,664
Income (loss) before income taxes	(14,544)	102
Income tax benefit	(7,289)	(1,299)
Net income (loss)	$(7,255)	1,401
Earning (loss) per common share (note 5)
Basic earnings (loss) per common share	$(0.46)	0.09
Shares used to calculate basic earnings (loss) per share	15,929	15,768
Diluted earnings (loss) per common share	$(0.46)	0.08
Shares used to calculate diluted earnings (loss) per share	15,929	16,745

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’
Equity and Comprehensive Loss
(in thousands)
(unaudited)

	Common stock shares	Common stock par value	Paid- in- capital	Deferred stock based compensation	Accumulated deficit	Accumulated other comprehensive income (loss)	Total

Balances, December 31, 2005	16,653	$167	135,923	(13,226)	(11,187)	(410)	111,267
Adoption of SFAS 123R	-	-	(13,226)	13,226	-	-	-
Adoption of SFAS 158
Pension plan	-	-	-	-	(348)	(2,650)	(2,998)
Black lung obligation	-	-	-	-	-	1,324	1,324
Net loss	-	-	-	-	(26,169)	-	(26,169)
Minimum pension liability adjustment, net	-	-	-	-	-	1,479	1,479
Comprehensive loss							(24,690)
Issuance of restricted stock awards, net
of forfeitures	99	1	(1)	-	-	-	-
Repurchase of shares for tax withholding	(83)	(1)	(2,350)	-	-	-	(2,351)
Stock based compensation	-	-	3,845	-	-	-	3,845
Balances, December 31, 2006	16,669	167	124,191	-	(37,704)	(257)	86,397
Net loss	-	-	-	-	(7,255)	-	(7,255)
Amortization of excess black lung liability	-	-	-	-	-	(29)	(29)
Comprehensive loss							(7,284)
Issuance of restricted stock awards, net
of forfeitures	4	-	-	-	-	-	-
Repurchase of shares for tax withholding	-	-	(3)	-	-	-	(3)
Stock based compensation	-	-	960	-	-	-	960
Balances, March 31, 2007	16,673	$167	125,148	-	(44,959)	(286)	80,070

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income (loss)	$(7,255)	1,401
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, and amortization	19,333	17,420
Accretion of asset retirement obligations	531	486
Amortization of deferred financing costs	368	319
Amortization of deferred stock-based compensation	960	839
Deferred income tax benefit	(7,589)	(1,321)
Gain on sale or disposal of property, plant, and equipment	(3)	(214)
Write-off of deferred financing costs	2,421	-
Changes in operating assets and liabilities:
Receivables	4,043	(17,531)
Inventories	(7,443)	(3,416)
Prepaid royalties and other current assets	769	1,341
Other assets	(1,709)	(1,118)
Accounts payable	(1,534)	7,892
Accrued salaries, wages, and employee benefits	1,273	687
Accrued taxes	(666)	1,151
Other current liabilities	3,599	4,528
Workers' compensation benefits	1,161	284
Black lung benefits	376	438
Pension obligations	(278)	(579)
Asset retirement obligation	(151)	(103)
Other liabilities	82	(9)
Net cash provided by operating activities	8,288	12,495
Cash flows from investing activities:
Additions to property, plant, and equipment	(12,298)	(18,626)
Proceeds from sale of property, plant, and equipment	121	367
Net cash used in investing activities	(12,177)	(18,259)
Cash flows from financing activities:
Proceeds from borrowings under long-debt	40,000	-
Repayments under revolver, net	(17,493)	-
Principal payments under capital lease obligations	(139)	(68)
Capitalized deferred financing costs	(4,568)	-
Net cash provided by (used in) financing activities	17,800	(68)
Increase (decrease) in cash	13,911	(5,832)
Cash at beginning of period	1,807	8,936
Cash at end of period	$15,718	3,104

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

The interim condensed consolidated financial statements include the accounts of the Company. The interim condensed consolidated financial statements of James River Coal Company and subsidiaries presented in this report are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2006. The balances presented as of or for the year ended December 31, 2006 are derived from the Company’s audited consolidated financial statements.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in order to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant estimates made by management include the valuation allowance for deferred tax assets, asset retirement obligations and amounts accrued related to the Company’s workers’ compensation, black lung, pension and health claim obligations. Actual results could differ from these estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and cash flows for all periods presented.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax returns in Virginia, Kentucky and Indiana as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2000 through 2006 tax years. The audits of the tax years 2003 and 2004 have been completed, but are still pending review by the Joint Committee on Taxation. The periods subject to examination for the Company’s state returns in Virginia are years 2003 through 2006; Kentucky are years 2002 through 2006 and Indiana are years 2003 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated income taxes is to record such items as a component of income taxes in the condensed consolidated statement of operations.

(2)	Long Term Debt and Interest Expense

Long-term debt is as follows (amounts in 000’s):

	March 31, 2007	December 31, 2006
Senior Notes	$150,000	150,000
Term Facility	40,000	-
Prior Senior Secured Credit Facility -Revolver	-	17,493
Total long-term debt	190,000	167,493
Less amounts classified as current	1,576	-
Total long-term debt, less current maturities	$188,424	167,493

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

Senior Secured Credit Facilities

On February 26, 2007, the Company entered into a $35.0 million Revolving Credit Agreement (the Revolver) and a $100.0 million Term Credit Agreement (collectively the Facilities). The Term Credit Agreement consists of a $40.0 million term facility (the Term Facility) and a $60.0 million letter of credit facility (the Letter of Credit Facility). A portion of the proceeds from the Facilities were used to repay the Prior Revolver and the Prior Letter of Credit Facilities (defined below) and to pay fees and expenses associated with the Facilities. The remaining proceeds are available for working capital and other general corporate purposes. The Letter of Credit Facility does not constitute a loan to the Company and accordingly is not available for borrowing by the Company.  The Letter of Credit Facility supports the issuance of up to $60 million of letters of credit by the Company. The following is a summary of significant terms of the Facilities.

	Revolver	Term Facility	Letter of Credit Facility
Maturity	February 2012	February 2013	February 2013

Interest/Usage Rate	Company’s option of Base Rate(a) plus 1.0% or LIBOR plus 2.0% per annum	Company’s option of Base Rate(a) plus 3.0% or LIBOR plus 4.0% per annum	4.0% per annum

Maximum Availability	Lesser of $35.0 million and the borrowing base (b)	$40.0 million reduced by any repayments	$60.0 million

Periodic Principal Payments	None	1% of face amount is due quarterly.	Not applicable

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 0.5% and (2) the prime rate.

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

As of March 31, 2007, $34.9 million of the Revolver is available to the Company.  As a result of the completion of the Facilities, the Company expects to have adequate liquidity and be in compliance with the above covenants throughout 2007.

Prior Senior Secured Credit

As discussed above, all amounts outstanding under the Company’s Prior Senior Secured Credit Facility were repaid with proceeds from the Term Facility on February 26, 2007. The Prior Senior Secured Credit Facility consisted of a $25.0 million revolving credit facility (the Prior Revolver) and a $75.0 million letter of credit facility (the Prior Letter of Credit Facility).  The Company wrote off $2.4 million of financing charges in connection with the repayment of the Prior Senior Secured Credit Facility. The write off of the financing charges is classified as charges associated with repayment of debt in the accompanying consolidated statement of operations.

Interest Expense and Other

During the three months ended March 31, 2007 and 2006, the Company paid $0.6 million and $4,000 in interest, respectively.

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

On May 25, 2004, the Company’s shareholders approved the Rights Agreement and declared a dividend of one preferred share purchase right (Right) for each two shares of common stock outstanding.  Each Right entitles the registered holder to purchase from the Company one one-hundredth (1/100) of a share of our Series A Participating Cumulative Preferred Stock, par value $1.00 per share, at a price of $200 per one one-hundredth of a Series A preferred share.  The Rights are not exercisable until a person or group of affiliated or associated persons (an Acquiring Person) has acquired or announced the intention to acquire 20% or more of the Company’s outstanding common stock.

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

Shares awarded or subject to purchase under the Plan that are not delivered or purchased, or revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance under the Plan. At March 31, 2007, there were 504,221 shares available under the Plan for future awards.

Restricted Stock Awards

Pursuant to the Plan certain directors and employees have been awarded restricted common stock with such shares vesting over three to five years. The related expense is amortized over the vesting period. Restricted shares subject to continuing vesting requirements are included in diluted shares outstanding.

Performance Stock Awards

Performance stock awards have been made to certain employees pursuant to the Plan. The expected cost of these shares were reflected in income over the performance period. All performance stock awards vested or expired prior to January 1, 2006.

Stock Options Awards

Pursuant to the Plan certain directors and employees have been awarded options to purchase common stock with such shares vesting ratably over three to five years. The Company’s stock options have been issued at exercise prices equal to or greater than the fair value of the Company’s stock at the date of grant.

The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” which was adopted January 1, 2006, utilizing the modified retrospective transition method. The following table highlights the expense related to share-based payment for the periods ended March 31 (in 000’s):

	Three months ended
	2007	2006
Restricted stock	$886	789
Stock options	74	50
Stock based compensation	$960	839

Stock based compensation, net of taxes	$624	545

The fair value of the restricted stock outstanding and issued is equal to the value of shares at the grant date. At this time, the Company does not expect any of its restricted shares or options to be forfeited before vesting. The fair value of stock options was estimated using the Black-Scholes option pricing model.

The following is a summary of restricted stock and stock option awards for the three months ended March 31, 2007:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
	Number of	Fair Value	Number of	Exercise
	Shares	at Issue	Shares	Price
December 31, 2006	739,720	$18.25	261,001	$16.07
Granted	5,000	6.63	-	-
Exercised/Vested	-	-	-	-
Canceled	(1,000)	15.65	-	-
March 31, 2007	743,720	18.18	261,001	16.07

The following table summarizes additional information about the stock options outstanding at March 31, 2007.

	Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in 000's)

Oustanding at March 31, 2007	$10.80-$33.75	261,001	$16.07	7.6	$ -

Exercisable at March 31, 2007	$10.80-$33.75	109,337	$15.33	7.2	$ -

Vested and expected to vest at March 31, 2007		261,001	$16.07	7.6	$ -

(1)
The difference between a stock award's exercise price and the underlying stock's market price at March 31, 2007. No value is assigned to stock awards whose option price exceeds the the stock's market price at March 31, 2007.

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of March 31, 2007.

		Weighted Average
		Remaining Period
	Unearned	Of Expense
	Compensation	Recognition
	(in 000's)	(in years)
Stock Options	$481	1.8
Restricted Stock	10,673	2.8
Total	$11,154

(4)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $59.6 million as of March 31, 2007 to guarantee performance under certain contractual arrangements. The letters of credit were issued under the Company’s Letter of Credit Facility (see note 2).

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (shares in 000’s):

	Three Months Ended
	March 31,	March 31,
	2007	2006
Weighted average number of common shares
outstanding:
Basic	15,929	15,768
Effect of dilutive instruments	-	977
Diluted	15,929	16,745

For periods in which there was a loss, the Company has excluded from its diluted earning per share calculation options to purchase shares with underlying exercise prices less than the average market prices and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per share.  The excluded instruments would have increased the diluted weighted average number of common shares by approximately 742,509 for the three months ended March 31, 2007.

(6)	Pension Expense

 The components of net periodic benefit cost are as follows (amounts in 000’s):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Service cost	$724	624
Interest cost	900	805
Expected return on plan assets	(1,027)	(848)
Net periodic benefit cost	$597	581

(7)	Pneumoconiosis (Black Lung) Benefits

The expense for black lung benefits consists of the following (amounts in 000’s):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Service cost	$142	131
Interest cost	397	348
Amortization of actuarial loss	(45)	73
Total expense	$494	552

(8)	Segment Information

The Company mines, processes and sells bituminous, steam-and industrial-grade coal to electric utilities and industrial customers. The Company has two segments based on the coal basins in which the Company operates. These basins are located in Central Appalachian (CAPP) and in the Midwest (Midwest). The Company’s CAPP operations are located in eastern Kentucky and the Company’s Midwest operations are located in southern Indiana. Coal quality, coal seam height, transportation methods and regulatory issues are generally consistent within a basin. Accordingly, market and contract pricing have been developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs. Operating segment results are shown below (amounts in thousands).

	Three Months Ended
	March 31,
	2007	2006
Revenues
CAAP	$110,843	121,481
Midwest	21,592	25,195
Corporate	-	-
Total	$132,435	146,676

Depreciation, depletion and amortization
CAAP	$15,459	13,842
Midwest	3,845	3,550
Corporate	29	28
Total	$19,333	17,420

Total operating income (loss)
CAAP	$(3,919)	4,919
Midwest	(44)	1,813
Corporate	(3,998)	(2,966)
Total	$(7,961)	3,766

Net earnings (loss) (1)
CAAP	$(3,919)	4,919
Midwest	(44)	1,813
Corporate	(3,292)	(5,331)
Total	$(7,255)	1,401

(1)	Income and expense items that are not included in income (loss) from operations are not allocated to the segments.

	March 31,	December 31,
	2007	2006
Total Assets
CAAP	$346,669	351,846
Midwest	93,142	93,384
Corporate	25,216	6,024
Total	$465,027	451,254

Goodwill
CAAP	$-	-
Midwest	26,492	26,492
Corporate	-	-
Total	$26,492	26,492

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes contained herein and the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Overview

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana. We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)). We derived 88% of our total revenues (contract and spot) in the three months ended March 31, 2007 from coals sales to electric utility customers and the remaining 12% from coal sales to industrial and other companies or from synfuel handling fees.

CAPP Segment

In Central Appalachia, our coal is primarily sold to customers in the southern portion of the South Atlantic region of the United States. The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware. We have been providing coal to customers in the South Atlantic region since our formation in 1988. For the three months ended March 31, 2007, CAPP produced 2.4 million tons of coal (including contract coal and purchased coal). Of the CAPP tons produced, 77% came from Company operated underground mines. For the three months ended March 31, 2007, we shipped 2.3 million tons of coal and generated coal sale revenues of $108.5 million from our CAPP segment. For the three months ended March 31, 2007, Georgia Power and South Carolina Public Service Authority were our largest customers, representing approximately 30% and 19% of our total revenues, respectively. No other CAPP customer accounted for more than 10% of our total revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the three months ended March 31, 2007, our Midwest mines produced 0.8 million tons of coal. Of the Midwest tons produced, 83% came from Company operated surface mines. For the three months ended March 31, 2007, we shipped 0.7 million tons of coal and generated coal sale revenues of $21.6 million from our Midwest segment. For the three months ended March 31, 2007, our Midwest segment’s largest customer was Hoosier Energy which represented approximately 7% of our total revenues.

Results of Operations

Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006

The following tables show selected operating results for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 (in 000’s except per ton amounts).

	Three Months Ended March 31
	2007		2006		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	3,030		3,401		-11%
Revenues
Coal sales	$130,074	42.93	144,767	42.57	-10%
Synfuel handling	2,361		1,909		24%
Cost of coal sold	113,588	37.49	119,246	35.06	-5%
Depreciation, depletion and amortization	19,333	6.38	17,420	5.12	11%
Gross profit (loss)	(486)	(0.16)	10,010	2.94	-105%
Selling, general and administrative	7,475	2.47	6,244	1.84	20%

Volume and Revenues by Segment

	Three Months Ended March 31,
	2007		2006

	CAPP	Midwest	CAPP	Midwest

Volume (tons)	2,281	749	2,484	917

Coal sales revenue	$108,482	21,592	119,572	25,195

Average sales price per ton	$47.56	28.83	48.14	27.48

Coal sales revenue for the three months ended March 31, decreased from $144.8 million in 2006 to $130.1 million in 2007. This decrease was primarily due to a decrease in tons sold in the CAPP region.

For the three months ended March 31, 2007, the CAPP region sold approximately 2.1 million tons of coal under long-term contracts (91% of total CAPP sales volume) at an average selling price of $46.18 per ton. For the three months ended March 31, 2006, the CAPP region sold 2.0 million tons of coal under long-term contracts (82% of total CAPP sales volume) at an average selling price of $45.17 per ton. For the three months ended March 31, 2007, the CAPP region sold 204,000 tons of coal (9% of total CAPP sales volume) to the spot market at an average selling price of $61.61 per ton. For the three months ended March 31, 2006, the CAPP region sold approximately 452,000 tons of coal (18% of total CAPP sales volume) to the spot market at an average selling price of $61.40 per ton.

The Midwest’s region sales of coal were under long term contracts for both the 2007 and 2006 periods. For the three months ended March 31, 2007, the Midwest region sold 749,000 tons at an average sales price of $28.83. For the three months ended March 31, 2006, the Midwest region sold 917,000 tons at an average sales price of $27.48.

Synfuel handling revenue for the three months end March 31, 2007 increased $0.5 million to $2.4 million as compared to the prior period. The increase was primarily related to $1.1 million of additional synfuel fees received in 2007, related to the finalization of the amount due for 2006 synfuel shipments.

Operating Costs by Segment

	Three Months Ended March 31,
	2007			2006

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$96,357	17,231	-	99,895	19,351	-

Per ton	42.24	23.01	-	40.22	21.10	-

Depreciation, depletion and amortization	15,459	3,845	29	13,842	3,550	28

Per ton	6.78	5.13	-	5.57	3.88	-

Cost of Coal Sold

For the three months ended March 31, the cost of coal sold, excluding depreciation, depletion and amortization, decreased from $119.2 million in 2006 to $113.6 million in 2007. Our cost per ton of coal sold in the CAPP region increased from $40.22 per ton in the 2006 period to $42.24 per ton in the 2007 period. This $2.02 increase in cost per ton of coal sold was primarily due to an increase in variable mine costs. Variable costs increased by $1.72 per ton, primarily due an increase in raw materials and maintenance and repair parts and the impact of continuing regulatory scrutiny that began in 2006, which has impacted both our productivity and our overall mining costs.

Our cost per ton of coal sold in the Midwest increased $1.91 per ton to $23.01 per ton in the 2007 period. The increase in cost per ton of coal sold was primarily due to a $1.18 per ton increase in labor costs due to an increase in wages and an increase in headcount.

Depreciation, depletion and amortization

For the three months ended March 31, depreciation, depletion and amortization increased from $17.4 million in 2006 to $19.3 million in 2007. In the CAPP region, depreciation, depletion and amortization increased $1.6 million to $15.5 million or $6.78 per ton. This increase was due to capital expenditures which increased the depreciable asset base. In the Midwest, depreciation, depletion and amortization increased $0.3 million to $3.8 million or $5.13 per ton. The per ton increase the amount of depreciation, depletion and amortization in the Midwest is primarily due to the decrease in tonnage.

Selling, general and administrative

Selling, general and administrative expenses increased from $6.2 million for the three months ended March 31, 2006 to $7.5 million for the three months ended March 31, 2007. The increase was primarily due to $0.5 million decrease in taxes in the three months ended March 31, 2006, due to a reduction in the accrual for franchise taxes. The remaining increase was due to increases in professional fees and certain benefit amounts.

Income Taxes

Our effective tax rate for the three months ended March 31, 2007 was 50.1%. Our effective tax rate for the three months ended March 31, 2006 includes a deferred income tax benefit of $1.3 million or $0.08 per fully diluted share due to a reduction in future state tax rates enacted in 2005. Adjusted for the benefit for the reduction in tax rates, our effective tax rate for the three months ended March 31, 2006 was 13.1%. Our effective income tax rate is impacted by percentage depletion. Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties. Because percentage depletion can be deducted in excess of cost depletion, it creates a permanent difference and directly impacts the effective tax rate. Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Liquidity and Capital Resources

As of March 31, 2007, we have outstanding $150 million of Senior Notes due on June 1, 2012 (the Senior Notes). The Senior Notes are unsecured and accrue interest at 9.375% per annum. Interest payments on the Senior Notes are required semi-annually. We may redeem the Senior Notes, in whole or in part, at any time on or after June 1, 2009 at redemption prices from 104.86% in 2009 to 100% in 2011. In addition, at any time prior to June 1, 2008, we may redeem up to 35% of the principal amount of the Senior Notes with the net cash proceeds of a public equity offering at a redemption price of 109.375%, plus accrued and unpaid interest to the redemption date.

The Senior Notes limit our ability, among other things, to pay cash dividends. In addition, if a change of control occurs (as defined in the Indenture), each holder of the Senior Notes will have the right to require us to repurchase all or a part of the Senior Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of repurchase.

At December 31, 2006, we also had a Prior Senior Secured Credit Facility consisting of a $25.0 million revolving credit facility (the Prior Revolver) and a $75.0 million letter of credit facility (the Prior Letter of Credit Facility).

On February 26, 2007, we entered into a $35.0 million Revolving Credit Agreement (the Revolver) and a $100.0 million Term Credit Agreement (collectively the Facilities). The Term Credit Agreement consists of a $40.0 million term facility (the Term Facility) and a $60.0 million letter of credit facility (the Letter of Credit Facility). A portion of the proceeds from the Facilities were used to repay the Prior Revolver and Prior Letter of Credit Facilities and to pay fees and expenses associated with the Facilities. The remaining proceeds are available for working capital and other general corporate purposes. The Letter of Credit Facility does not constitute a loan to us and accordingly is not available for borrowing by us.  The Letter of Credit Facility supports the issuance of up to $60 million of letters of credit. The following is a summary of significant terms of the Facilities.

	Revolver	Term Facility	Letter of Credit Facility
Maturity	February 2012	February 2013	February 2013

Interest/Usage Rate	Our option of Base Rate(a) plus 1.0% or LIBOR plus 2.0% per annum	Our option of Base Rate(a) plus 3.0% or LIBOR plus 4.0% per annum	4.0% per annum

Maximum Availability	Lesser of $35.0 million and the borrowing base (b)	$40.0 million reduced by any repayments	$60.0 million

Periodic Principal Payments	None	1% of face amount is due quarterly.	Not applicable

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 0.5% and (2) the prime rate.

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

The following chart reflects the components of our debt as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Senior Notes	$150,000	150,000
Term Facility	40,000	-
Prior Senior Secured Credit Facility -Revolver	-	17,493
Total long-term debt	190,000	167,493
Less amounts classified as current	1,576	-
Total long-term debt, less current maturities	$188,424	167,493

As a result of the completion of the Facilities we expect to have adequate liquidity throughout the remainder of 2007. The Term Loan provided us with $40 million which we used in part to repay the amounts outstanding on the Prior Revolver and costs associated with the Facilities. At March 31, 2007, we had available liquidity of $50.6 million. This available liquidity consisted of cash and cash equivalents of $15.7 million and availability of $34.9 million under the Revolver.

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

Our secondary source of cash is the Revolver. We believe that cash on hand, cash generated from our operating activities, and availability under the Revolver will be sufficient to meet our working capital needs, to fund our capital expenditures for existing operations and to meet our debt service obligations through the remainder of 2007. Nevertheless, there are many factors beyond our control, including general economic and coal market conditions that could have a material adverse impact on our ability to meet our liquidity needs.

In the event that the sources of cash described above are not sufficient to meet our future cash requirements, we will need to reduce certain planned expenditures, seek additional financing, or both. If debt financing is not available on favorable terms, we may seek to raise funds through the issuance of our equity securities. If such actions are not sufficient, we may need to limit our growth, reduce or curtail some of our operations to levels consistent with the constraints imposed by our available cash flow, or both. Our ability to seek additional debt or equity financing may be limited by our existing and any future financing arrangements, economic and financial conditions, or both. In particular, our Senior Notes and the Facilities restrict our ability to incur additional indebtedness. We cannot provide assurance that any reductions in our planned expenditures or in our expansion would be sufficient to cover shortfalls in available cash or that additional debt or equity financing would be available on terms acceptable to us, if at all.

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

Net cash provided by operating activities reflects net income or loss adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash provided by operating activities was $8.3 million for the three months ended March 31, 2007, and net cash provided by operating activities was $12.5 million for the three months ended March 31, 2006. During the three months ended March 31, 2007, our net loss, as adjusted for non cash charges, was offset by a $0.5 million decrease in cash from our operating assets and liabilities.

Net cash used by investing activities decreased by $6.1 million to $12.2 million for the three months ended March 31, 2007 as compared to the same period in 2006. The decrease was primarily due to a reduction in capital expenditures. Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations.

Net cash provided by financing activities was $17.8 million for the three months ended March 31, 2007. The cash provided by financing in the three months ended March 31, 2007 was primarily the result of the receipt of $40 million from the Term Loan net of a $17.5 million repayment of our Prior Revolver and the payment of $4.6 million of costs associated with the Senior Secured Credit Facilities.

Reserves

Marshall Miller & Associates, Inc. (MM&A) prepared a detailed study of our CAPP reserves as of March 31, 2004 based on all of our geologic information, including our updated drilling and mining data. MM&A completed their report on our CAPP reserves in June 2004. For the Midwest properties, MM&A also prepared a detailed study of the Midwest reserves as of February 1, 2005 for the reserves obtained in the acquisition of the Midwest properties and as of April 11, 2006 for certain additional reserves acquired in the second quarter of 2006.  The MM&A studies were planned and performed to obtain reasonable assurance of the subject demonstrated reserves.  In connection with the studies, MM&A prepared reserve maps and had certified professional geologists develop estimates based on data supplied by us and Triad using standards accepted by government and industry. We have used MM&A’s March 31, 2004 study as the basis for our current internal estimate of our Central Appalachia reserves and MM&A’s February 1, 2005 and April 11, 2006 studies as the basis for our current internal estimate of our Midwest reserves.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through March 31, 2007, we estimate that, as of March 31, 2007, we controlled approximately 230.3 million tons of proven and probable coal reserves in the CAPP region and 39.7 millions tons in the Midwest region.  The following table provides additional information regarding changes to our reserves since December 31, 2006 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2006 (1)	233.0	40.2	273.2
Coal Extracted	(2.2)	(0.8)	(3.0)
Acquisitions (2)	-	0.2	0.2
Divesture (3)	(0.6)	-	(0.6)
Adjustments (4)	0.1	0.1	0.2
Proven and Probable Reserves, as of March 31, 2007 (1)	230.3	39.7	270.0

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

(2) Represents estimated reserves on leased entered into or properties acquired during the relevant period.  We calculated the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are subject to the provisions of FIN 48 as of January 1, 2007, and have analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified our federal tax return and our state tax returns in Virginia, Kentucky and Indiana as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2000 through 2006 tax years. The audits of the tax years 2003 and 2004 have been completed, but are still pending review by the Joint Committee on Taxation. The periods subject to examination for the state returns in Virginia are years 2003 through 2006; Kentucky are years 2002 through 2006 and Indiana are years 2003 through 2006. We believe that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

Our costs of production have increased in recent years, particularly in the CAPP region. We expect the higher costs to continue for the next several years, due to a number of factors, including increased governmental regulations, high prices in worldwide commodity markets and a highly competitive market for a limited supply of skilled mining personnel. See the risk factors titled “Shortages or increased costs of skilled labor in the Central Appalachian coal region may hamper our ability to achieve high labor productivity and competitive costs”, “Underground mining is subject to increased regulation, and may require us to incur additional cost” and “Unexpected increases in raw material costs could significantly impair our operating results” in Part II, Item 1A of this Form 10-Q.

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At March 31, 2007, we had $99.1 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $53.5 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $5.3 million. Recently, surety bond costs have increased and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations. At March 31, 2007, we had $59.6 million of letters of credit outstanding. The letters of credits were issued under our Letter of Credit Facility.

Critical Accounting Estimates

Overview
Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our consolidated financial statements, which have been prepared in accordance with U.S generally accepted accounting principles. U.S. generally accepted accounting principles require estimates and judgments that affect reported amounts for assets, liabilities, revenues and expenses. The estimates and judgments we make in connection with our consolidated financial statements are based on historical experience and various other factors we believe are reasonable under the circumstances. Note 1 of the notes to the condensed consolidated financial statements and to our annual consolidated financial statements filed on Form 10-K list and describe our significant accounting policies. The following critical accounting policies have a material affect on amounts reported in our condensed consolidated financial statements.

Workers' Compensation

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

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs. The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.4% at December 31, 2006. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.4% to 4.9%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $1.5 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of March 31, 2007 was $54.6 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.5% at December 31, 2006. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.5% to 5.0%, all other things being equal, the present value of our black lung obligation would increase by approximately $1.7 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of March 31, 2007 was $27.2 million.

Defined Benefit Pension

The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate, future rate of increase in compensation levels and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments. At December 31, 2006, the discount rate used to determine the obligation was 5.55%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.55% to 5.05%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $5.3 million. The rate of increase in compensation levels is determined based upon our long-term plans for such increases. The rate of increase in compensation levels used was 4.0% for the period ended March 31, 2007. The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the period ended March 31, 2007. Significant changes to these rates would introduce substantial volatility to our pension expense. Our accrued pension obligation as of March 31, 2007 was $12.7 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. U.S generally accepted accounting principles require that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is based on interest rates of bonds with maturities similar to the estimated future cash flow. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under U.S. generally accepted accounting principles, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. U.S. generally accepted accounting principles recognize that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of March 31, 2007 was $31.0 million.

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

Income Taxes

We account for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (“Statement No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Statement No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income. We have also considered tax planning strategies in determining the deferred tax asset that will ultimately be realized. If actual results differ from the assumptions made in the evaluation of the amount of our valuation allowance, we record a change in valuation allowance through income tax expense in the period such determination is made.

As of March 31, 2007, we had no valuation allowance recorded for deferred tax assets.

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

Other Supplemental Information

Sales Commitments

As of March 31, 2007, we had the following contractual commitments to ship coal at a fixed and known price (tons in 000’s):
	Remaining
	2007		2008		2009		2010
	Average Price Per Ton	Tons	Average Price Per Ton	Tons	Average Price Per Ton	Tons	Average Price Per Ton	Tons
CAPP	$46.93	5,832	$49.09	2,000	$50.56	1,000	$-	-

Midwest (a)	$27.23	2,191	$27.45	2,500	$27.56	1,995	$29.00	200

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our $150 million Senior Notes have a fixed interest rate and are not sensitive to changes in the general level of interest rates.  Our Revolver and Term Facility entered into in February of 2007 have floating interest rates based on our option of either the base rate or LIBOR rate. As of March 31, 2007, we had no borrowing outstanding under the Revolver and $40.0 million outstanding under the Term Facility. We are considering whether to use interest rate swaps to manage this risk. A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver and Term Facilities.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments. We believe that the percentage of our sales pursuant to long-term contracts was approximately 89% for the three months ended March 31, 2007.

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

During the first quarter of 2007, our Midwest segment began using the same purchasing system as our remaining subsidiaries. While we do not believe that the system previously used had any significant deficiencies or material weaknesses, the conversion provides consistency across our operations. There were no other changes in our internal control over financial reporting during the first quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived 88% of our total revenues (contract and spot) for the three months ended March 31, 2007 and 88% of our total revenues in 2006, from our electric utility customers. Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities). All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

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

Our Central Appalachia mines generally ship coal via rail systems. During 2006, we shipped in excess of 95% of our coal from our Central Appalachia mines via CSX. In the Midwest, we shipped approximately 63% of our produced coal by truck and the remainder via rail systems. We believe that our 2007 transportation modes will be comparable to those used in 2006. Our dependence upon railroads and third party trucking companies impacts our ability to deliver coal to our customers. Disruption of service due to weather-related problems, strikes, lockouts, bottlenecks and other events could temporarily impair our ability to supply coal to our customers, resulting in decreased shipments. Decreased performance levels over longer periods of time could cause our customers to look elsewhere for their fuel needs, negatively affecting our revenues and profitability.

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

Prior to placing excess fill material in valleys in connection with surface mining operations, coal mining companies are required to obtain a permit from the U.S. Army Corps of Engineers (Corps) under Section 404 of the Clean Water Act. The permit can be either a simplified Nation Wide Permit #21 (NWP 21) or a more complicated individual permit. Litigation respecting the validity of the NWP 21 permit program as currently administered has been ongoing for several years. In addition, within the last month, on March 23, 2007, U.S. District Judge Robert Chambers of the Southern District of West Virginia struck down several 404 permits that had been issued by the Corps and found that the Corps’ decisions to issue such permits did not conform to the requirements of the Clean Water Act or the National Environmental Policy Act because the Corps failed to do a full assessment of all of the impacts of eliminating headwarter streams. This ruling applied only to the permits at issue in the case before Judge Chambers and has precedence only with respect to certain counties in southern West Virginia (where we do not now operate). However, the matters at issue in that case are likely to be litigated in the future in jurisdictions in which we do operate and a ruling for the plaintiffs in that litigation or the NWP 21 litigation could have an adverse impact on our planned surface mining operations

In January 2005, a virtually identical claim to that filed in West Virginia was filed in Kentucky. The plaintiffs in this case, Kentucky Riverkeepers, Inc., et al. v. Colonel Robert A. Rowlette, Jr., et al., Civil Action No 05-CV-36-JBC, seek the same relief as that sought in West Virginia. The court heard oral arguments on a summary judgment motion in late 2005 and there has been no action by the court since that time. A ruling for the plaintiffs in this matter could have an adverse impact on our planned surface mining operations.

We have significant reclamation and mine closure obligations. If the assumptions underlying our accruals are materially inaccurate, we could be required to expend greater amounts than anticipated.

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Under U.S. generally accepted accounting principles we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. Specifically, the fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At March 31, 2007, we had accrued $31.0 million related to estimated mine reclamation costs. These amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

For three months ended March 31, 2007, we generated approximately 85% of our total revenues from several long-term contracts with electrical utilities, including 30% from our largest customer, Georgia Power Company, and 19% from South Carolina Public Service Authority. At March 31, 2007, we had coal supply agreements with these customers that expire in 2007 to 2009. The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

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

The mine disasters that occurred during 2006 in West Virginia and other states led to the enactment of significant new federal and state laws and regulations relating to safety in underground coal mines.   These laws and regulations include requirements for constructing and maintaining caches for the storage of additional self-contained self rescuers throughout underground mines; installing rescue chambers in underground mines; constant tracking of and communication with personnel in the mines; installing cable lifelines from the mine portal to all sections of the mine to assist in emergency escape; submission and approval of emergency response plans; and new and additional safety training.  Additionally, new requirements for the prompt reporting of accidents and increased fines and penalties for violation of these and existing regulations have been implemented.  These new laws and regulations will cause us to incur substantial additional costs, which will adversely impact our operating performance.

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

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. As of March 31, 2007, we had outstanding surety bonds with third parties for post-mining reclamation totaling $53.5 million. Furthermore, we have surety bonds for an additional $40.3 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations. Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit or other assurances of payment. However, letters of credit can be significantly more costly to us than surety bonds. The issuance of letters of credit under our senior secured credit facility also reduces amounts that we can borrow under our senior secured credit facility for other purposes. If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may be negatively affected.

We have significant unfunded obligations for long-term employee benefits for which we accrue based upon assumptions, which, if incorrect, could result in us being required to expend greater amounts than anticipated.

We are required by law to provide various long-term employee benefits. We accrue amounts for these obligations based on the present value of expected future costs. We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations. At March 31, 2007, the current and non-current portions of these obligations included $27.2 million for coal workers’ black lung benefits and $54.6 million for workers’ compensation benefits.

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

We provide pension benefits to eligible employees. As of March 31, 2007, we estimated that our pension plan was underfunded by approximately $12.7 million. If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated. The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

•	minimum EBITDA;
•	maximum total leverage ratio and
•	maximum limits on capital expenditures.

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

We have a shareholder rights agreement which, in certain circumstances, including a person or group acquiring, or the commencement of a tender or exchange offer that would result in a person or group acquiring, beneficial ownership of more than 20% of the outstanding shares of our common stock, would entitle each right holder, other than the person or group triggering the plan, to receive, upon exercise of the right, shares of our common stock having a then-current fair value equal to twice the exercise price of a right. This shareholder rights agreement provides us with a defensive mechanism that decreases the risk that a hostile acquirer will attempt to take control of us without negotiating directly with our board of directors. The shareholder rights agreement may discourage acquirers from attempting to purchase us, which may adversely affect the price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have made no sales of unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.EXHIBITS

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

May 9, 2007