Form 10-Q
period 2007-06-30
James River Coal CO
filed 2007-08-09
CIK 1297720

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes    ☒             No     ☐

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 15, 2007 was 16,612,839.

FORM 10-Q INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements.	3

	Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2007 and 2006	5

	Condensed Consolidated Statements of Operations for the six months ended June 30, 2007 and 2006	6

	Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss for the six months ended June 30, 2007 and the year year ended December 31, 2006	7

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.	31

Item 4.	Controls and Procedures.	31

PART II	OTHER INFORMATION	32

Item 1.	Legal Proceedings.	32

Item 1A.	Risk Factors.	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	43

Item 3.	Defaults Upon Senior Securities.	44

Item 4.	Submission of Matters to a Vote of Security Holders.	44

Item 5.	Other Information.	44

Item 6.	Exhibits.	45

	SIGNATURES	46

Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

PART I                    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2007	December 31, 2006
Assets	(Unaudited)

Current assets:
Cash	$387	1,807
Receivables:
Trade	45,698	47,383
Other	1,378	853
Total receivables	47,076	48,236
Inventories:
Coal	8,279	5,512
Materials and supplies	7,942	7,448
Total inventories	16,221	12,960
Prepaid royalties	3,938	3,851
Other current assets	2,745	4,288
Total current assets	70,367	71,142
Property, plant, and equipment, at cost:
Land	5,726	5,719
Mineral rights	190,816	190,346
Buildings, machinery and equipment	286,025	264,551
Mine development costs	24,678	21,727
Construction-in-progress	189	189
Total property, plant, and equipment	507,434	482,532
Less accumulated depreciation, depletion, and amortization	179,765	144,752
Property, plant and equipment, net	327,669	337,780
Goodwill	26,492	26,492
Other assets	19,865	15,840
Total assets	$444,393	451,254

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2007	December 31, 2006
Liabilities and Shareholders' Equity	(Unaudited)

Current liabilities:
Current portion of long-term debt	$1,600	-
Accounts payable	41,522	42,065
Accrued salaries, wages, and employee benefits	6,088	4,733
Workers' compensation benefits	9,300	9,300
Black lung benefits	2,630	2,630
Accrued taxes	4,729	6,028
Other current liabilities	9,105	8,975
Total current liabilities	74,974	73,731
Long-term debt, less current maturities (note 2)	191,000	167,493
Other liabilities:
Noncurrent portion of workers' compensation benefits	46,261	44,134
Noncurrent portion of black lung benefits	24,933	24,136
Pension obligations	11,075	13,011
Asset retirement obligations	29,481	27,394
Deferred income taxes	3,156	13,160
Other	2,033	1,798
Total liabilities	382,913	364,857
Commitments and contingencies (note 4)
Shareholders' equity
Preferred Stock, $1.00 par value. Authorized 10,000,000 shares	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares;
issued and outstanding 16,612,819 and 16,669,376, respectively	166	167
Paid-in-capital	125,201	124,191
Accumulated deficit	(63,572)	(37,704)
Accumulated other comprehensive loss	(315)	(257)
Total shareholders' equity	61,480	86,397
Total liabilities and shareholders' equity	$444,393	451,254
See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Revenues	$131,936	140,176
Cost of sales:
Cost of coal sold	122,456	121,131
Depreciation, depletion and amortization	17,930	18,484
Total cost of sales	140,386	139,615
Gross profit (loss)	(8,450)	561
Selling, general and administrative expenses	7,688	7,520
Total operating (loss	(16,138)	(6,959)
Interest expense (note 2)	5,164	4,007
Interest income	(202)	(97)
Miscellaneous income, net	(73)	(217)
Total other expense, net	4,889	3,693
Loss before income taxes	(21,027)	(10,652)
Income tax benefit	(2,414)	(7,288)
Net loss	$(18,613)	(3,364)
Loss per common share (note 5)
Basic loss per common share	$(1.17)	(0.21)
Shares used to calculate basic loss per share	15,974	15,819
Diluted loss per common share	$(1.17)	(0.21)
Shares used to calculate diluted loss per share	15,974	15,819

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Revenues	$264,371	286,852
Cost of sales:
Cost of coal sold	236,044	240,377
Depreciation, depletion and amortization	37,263	35,904
Total cost of sales	273,307	276,281
Gross profit (loss)	(8,936)	10,571
Selling, general and administrative expenses	15,163	13,764
Total operating loss	(24,099)	(3,193)
Interest expense (note 2)	9,660	7,896
Interest income	(322)	(102)
Charges associated with repayment of debt	2,421	-
Miscellaneous income, net	(287)	(437)
Total other expense, net	11,472	7,357
Loss before income taxes	(35,571)	(10,550)
Income tax benefit	(9,703)	(8,587)
Net loss	$(25,868)	(1,963)
Loss per common share (note 5)
Basic loss per common share	$(1.62)	(0.12)
Shares used to calculate basic loss per share	15,964	15,793
Diluted loss per common share	$(1.62)	(0.12)
Shares used to calculate diluted loss per share	15,964	15,793

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’
Equity and Comprehensive Loss
(in thousands)
(unaudited)

	Common stock shares	Common stock par value	Paid-in- capital	Deferred stock based compensation	Accumulated deficit	Accumulated other comprehensive income (loss)	Total

Balances, December 31, 2005	16,653	$167	135,923	(13,226)	(11,187)	(410)	111,267
Adoption of SFAS 123R	-	-	(13,226)	13,226	-	-	-
Adoption of SFAS 158
Pension plan	-	-	-	-	(348)	(2,650)	(2,998)
Black lung obligation	-	-	-	-	-	1,324	1,324
Net loss	-	-	-	-	(26,169)	-	(26,169)
Minimum pension liability adjustment, net	-	-	-	-	-	1,479	1,479
Comprehensive loss							(24,690)
Issuance of restricted stock awards, net
of forfeitures	99	1	(1)	-	-	-	-
Repurchase of shares for tax withholding	(83)	(1)	(2,350)	-	-	-	(2,351)
Stock based compensation	-	-	3,845	-	-	-	3,845
Balances, December 31, 2006	16,669	167	124,191	-	(37,704)	(257)	86,397
Net loss	-	-	-	-	(25,868)	-	(25,868)
Amortization of excess black lung liability	-	-	-	-	-	(58)	(58)
Comprehensive loss							(25,926)
Issuance of restricted stock awards, net
of forfeitures	3	-	-	-	-	-	-
Repurchase of shares for tax withholding	(59)	(1)	(868)	-	-	-	(869)
Stock based compensation	-	-	1,878	-	-	-	1,878
Balances, June 30, 2007	16,613	$166	125,201	-	(63,572)	(315)	61,480

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net loss	$(25,868)	(1,963)
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation, depletion, and amortization	37,263	35,904
Accretion of asset retirement obligations	1,058	993
Amortization of deferred financing costs	775	638
Amortization of deferred stock-based compensation	1,878	1,670
Deferred income tax benefit	(9,972)	(8,771)
Gain on sale or disposal of property, plant, and equipment	(8)	(200)
Write-off of deferred financing costs	2,421	-
Changes in operating assets and liabilities:
Receivables	1,160	(7,099)
Inventories	(3,261)	(2,298)
Prepaid royalties and other current assets	1,256	979
Other assets	(2,572)	(2,648)
Accounts payable	(543)	5,819
Accrued salaries, wages, and employee benefits	1,355	713
Accrued taxes	(2,168)	120
Other current liabilities	56	1,184
Workers' compensation benefits	2,127	190
Black lung benefits	707	760
Pension obligations	(1,936)	(2,030)
Asset retirement obligation	(862)	(452)
Other liabilities	235	(11)
Net cash provided by operating activities	3,101	23,498
Cash flows from investing activities:
Additions to property, plant, and equipment	(24,907)	(37,890)
Proceeds from sale of property, plant, and equipment	121	393
Net cash used in investing activities	(24,786)	(37,497)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	40,000	-
Repayment of long-term debt	(400)	-
Net (repayments) borrowings under Revolver, net	(14,493)	5,892
Principal payments under capital lease obligations	(193)	(165)
Capitalized deferred financing costs	(4,649)	-
Net cash provided by financing activities	20,265	5,727
Increase (decrease) in cash	(1,420)	(8,272)
Cash at beginning of period	1,807	8,936
Cash at end of period	$387	664

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax returns in Virginia, Kentucky and Indiana as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2000 through 2006 tax years. The periods subject to examination for the Company’s state returns in Virginia are years 2003 through 2006; Kentucky are years 2000 through 2006 and Indiana are years 2004 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with income taxes is to record such items as a component of income taxes in the condensed consolidated statement of operations.

(2)	Long Term Debt and Interest Expense

Long-term debt is as follows (amounts in 000’s):

	June 30, 2007	December 31, 2006
Senior Notes	$150,000	$150,000
Term Facility	39,600	-
Senior Secured Credit Facility - Revolver	3,000	-
Prior Senior Secured Credit Facility - Revolver	-	17,493
Total long-term debt	192,600	167,493
Less amounts classified as current	1,600	-
Total long-term debt, less current maturities	$191,000	$167,493

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

Senior Secured Credit Facilities

On February 26, 2007, the Company entered into a $35.0 million Revolving Credit Agreement (the Revolver) and a $100.0 million Term Credit Agreement (collectively the Facilities). The Term Credit Agreement consists of a $40.0 million term facility (the Term Facility) and a $60.0 million letter of credit facility (the Letter of Credit Facility). A portion of the proceeds from the Facilities were used to repay the Prior Revolver and the Prior Letter of Credit Facilities (defined below) and to pay fees and expenses associated with the Facilities. The remaining proceeds are available for working capital and other general corporate purposes. The Letter of Credit Facility does not constitute a loan to the Company and accordingly is not available for borrowing by the Company.  The Letter of Credit Facility supports the issuance of up to $60 million of letters of credit by the Company. The Company entered into an Amendment and Waiver to the Senior Secured Credit Facility on August 7, 2007 (the Credit Amendment).  The Credit Amendment waives defaults under the Facilities as of June 30, 2007, modifies certain existing financial covenants in the Facilities and adds a minimum liquidity threshold. The Credit Amendment also increases the interest rates on the Facilities by 0.75%, prohibits prepayments of the Term Loan for a period of one year and exempts up to $40 million of cash proceeds from an equity offering from mandatory prepayment requirements.  The following is a summary of significant terms of the Facilities, as amended.

	Revolver	Term Facility	Letter of Credit Facility
Maturity	February 2012	February 2013	February 2013

Interest/Usage Rate	Company’s option of Base Rate(a) plus 1.75% or LIBOR plus 2.75% per annum	Company’s option of Base Rate(a) plus 3.75% or LIBOR plus 4.75% per annum	4.75% per annum

Maximum Availability	Lesser of $35.0 million and the borrowing base (b)	$40.0 million reduced by any repayments	$60.0 million

Periodic Principal Payments	None	1% of face amount is due quarterly.	Not applicable

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 0.5% and (2) the prime rate.

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

As of June 30, 2007, $21.9 million of the Revolver is available to the Company.  As a result of the Credit Amendment, the Company was in compliance with all of the financial covenants as of June 30, 2007.

Interest Expense and Other

During the three and six months ended June 30, 2007, the Company paid approximately $8.2 million and $8.8 million, respectively, in interest. During the three and six months ended June 30, 2006, the Company paid $7.3 million in interest.

Prior Senior Secured Credit Facility

As discussed above, all amounts outstanding under the Company’s Prior Senior Secured Credit Facility were repaid with proceeds from the Term Facility on February 26, 2007. The Prior Senior Secured Credit Facility consisted of a $25.0 million revolving credit facility (the Prior Revolver) and a $75.0 million letter of credit facility (the Prior Letter of Credit Facility).  The Company wrote off $2.4 million of financing charges in connection with the repayment of the Prior Senior Secured Credit Facility. The write off of the financing charges is classified as charges associated with repayment of debt in the accompanying condensed consolidated statements of operations.

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

Shares awarded or subject to purchase under the Plan that are not delivered or purchased, or revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance under the Plan. At June 30, 2007, there were 551,115 shares available under the Plan for future awards.

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

The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” which was adopted January 1, 2006, utilizing the modified retrospective transition method. The following table highlights the expense related to share-based payment for the periods ended June 30 (in 000’s):

	Three months ended		Six months ended
	2007	2006	2007	2006
Restricted stock	$837	$774	$1,723	$1,563
Stock options	81	57	155	107
Stock based compensation	$918	$831	$1,878	$1,670

Stock based compensation, net of taxes	$742	$515	$1,366	$1,035

The fair value of the restricted stock outstanding and issued is equal to the value of shares at the grant date. At this time, the Company does not expect any of its restricted shares or options to be forfeited before vesting. The fair value of stock options was estimated using the Black-Scholes option pricing model. The Company used a risk free rate of 4.8% and a volatility of 50% for options issued during 2007. The Company uses historical experience to estimate its volatility. The Company has assumed no dividends would be issued in valuing its options.

The following is a summary of performance stock, restricted stock and stock option awards for the six months ended June 30, 2007:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
	Number of	Fair Value	Number of	Exercise
	Shares	at Issue	Shares	Price
December 31, 2006	739,720	$18.25	261,001	$16.07
Granted	11,250	11.06	25,000	14.60
Exercised/Vested	(172,469)	14.44	-	-
Canceled	(8,140)	20.38	(11,666)	14.74
June 30, 2007	570,361	19.23	274,335	15.99

The following table summarizes additional information about the stock options outstanding at June 30, 2007.

	Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in 000's)

Outstanding at June 30, 2007	$10.80-$33.75	274,335	$15.99	7.4	$324

Exercisable at June 30, 2007	$10.80-$33.75	167,671	$16.07	7.2	$194

Vested and expected to vest at June 30, 2007	$10.80-$33.75	274,335	$15.99	7.4	$324

(1)
The difference between a stock award's exercise price and the underlying stock's market price at June 30, 2007.
No value is assigned to stock awards whose option price exceeds the the stock's market price at June 30, 2007.

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of June 30, 2007.

		Weighted Average
		Remaining Period
	Unearned	Of Expense
	Compensation	Recognition
	(in 000's)	(in years)
Stock Options	$502	2.1
Restricted Stock	9,775	2.7
Total	$10,277

(4)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $51.3 million as of June 30, 2007 to guarantee performance under certain contractual arrangements. The letters of credit were issued under the Company’s Letter of Credit Facility (see note 2).

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (shares in 000’s):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Weighted average number of common shares
outstanding:
Basic	15,974	15,819	15,964	15,793
Effect of dilutive instruments	-	-	-	-
Diluted	15,974	15,819	15,964	15,793

For periods in which there was a loss, the Company has excluded from its diluted earning per share calculation options to purchase shares with underlying exercise prices less than the average market prices and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per share. The excluded instruments would have increased the diluted weighted average number of common shares by approximately 0.7 million for the three months and six months ended June 30, 2007 and 0.9 million for the three months and six months ended June 30, 2006.

(6)	Pension Expense

 The components of net periodic benefit cost are as follows (amounts in 000’s):

	Three Months Ended	Three Months Ended
	June 30, 2007	June 30, 2006

Service cost	$724	624
Interest cost	900	805
Expected return on plan assets	(1,027)	(848)
Net periodic benefit cost	$597	581

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006

Service cost	$1,449	1,248
Interest cost	1,800	1,610
Expected return on plan assets	(2,055)	(1,696)
Net periodic benefit cost	$1,194	1,162

(7)	Pneumoconiosis (Black Lung) Benefits

The expense for black lung benefits consists of the following (amounts in 000’s):

	Three Months Ended	Three Months Ended
	June 30, 2007	June 30, 2006

Service cost	$142	131
Interest cost	397	348
Amortization of actuarial (gain) loss	(45)	73
Total expense	$494	552

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006

Service cost	$284	262
Interest cost	795	696
Amortization of actuarial (gain) loss	(90)	146
Total expense	$989	1,104

(8)	Income Taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (“Statement No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Statement No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, the Company takes into account various factors, including the expected level of future taxable income. The Company also considered tax planning strategies in determining the deferred tax asset that will ultimately be realized. During the second quarter of 2007, due to a revision in our estimate of forecasted taxable losses for the year, the Company revised its estimated annual effective tax rate from 51% to 27%. The estimated annual effective tax rate includes an assumption that not all of the gross deferred tax asset projected as of December 31, 2007 will more likely than not be realized.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
CAAP	$109,062	118,748	219,905	240,229
Midwest	22,874	21,428	44,466	46,623
Corporate	-	-	-	-
Total	$131,936	140,176	264,371	286,852

Depreciation, depletion and amortization
CAAP	$14,020	15,025	29,479	28,867
Midwest	3,882	3,432	7,727	6,982
Corporate	28	27	57	55
Total	$17,930	18,484	37,263	35,904

Total operating income (loss)
CAAP	$(11,456)	(1,251)	(15,375)	3,668
Midwest	(984)	(1,485)	(1,028)	328
Corporate	(3,698)	(4,223)	(7,696)	(7,189)
Total	$(16,138)	(6,959)	(24,099)	(3,193)

Net earnings (loss) (1)
CAAP	$(11,456)	(1,251)	(15,375)	3,668
Midwest	(984)	(1,485)	(1,028)	328
Corporate	(6,173)	(628)	(9,465)	(5,959)
Total	$(18,613)	(3,364)	(25,868)	(1,963)

(1)	Income and expense items that are not included in income (loss) from operations are not allocated to the segments.

	June 30,	December 31,
	2007	2006
Total Assets
CAAP	$335,472	351,846
Midwest	92,611	93,384
Corporate	16,310	6,024
Total	$444,393	451,254

Goodwill
CAAP	$-	-
Midwest	26,492	26,492
Corporate	-	-
Total	$26,492	26,492

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes contained herein and the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Overview

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana. We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)). We derived 88% of our total revenues (contract and spot) in the six months ended June 30, 2007 from coals sales to electric utility customers and the remaining 12% from coal sales to industrial and other companies or from synfuel handling fees.

CAPP Segment

In Central Appalachia, our coal is primarily sold to customers in the southern portion of the South Atlantic region of the United States. The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware. We have been providing coal to customers in the South Atlantic region since our formation in 1988. For the six months ended June 30, 2007, CAPP produced 4.6 million tons of coal (including contract coal and purchased coal). Of the CAPP tons produced, 76% came from Company operated underground mines. For the six months ended June 30, 2007, we shipped 4.6 million tons of coal and generated coal sale revenues of $216.0 million from our CAPP segment. For the six months ended June 30, 2007, Georgia Power and South Carolina Public Service Authority were our largest customers, representing approximately 30% and 20% of our total revenues, respectively. No other CAPP customer accounted for more than 10% of our total revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the six months ended June 30, 2007, our Midwest mines produced 1.6 million tons of coal. Of the Midwest tons produced, 82% came from Company operated surface mines. For the six months ended June 30, 2007, we shipped 1.5 million tons of coal and generated coal sale revenues of $44.5 million from our Midwest segment. For the six months ended June 30, 2007, our Midwest segment’s largest customer was Hoosier Energy which represented approximately 7% of our total revenues.

Results of Operations

Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006

The following tables shows selected operating results for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 (in 000’s except per ton amounts).

	Three Months Ended June 30,
	2007		2006		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	3,066		3,226		-5%
Revenues
Coal sales	$130,428	42.54	139,151	43.13	-6%
Synfuel handling	1,508		1,025		47%
Cost of coal sold	122,456	39.94	121,131	37.55	1%
Depreciation, depletion and amortization	17,930	5.85	18,484	5.73	-3%
Gross profit (loss)	(8,450)	(2.76)	561	0.17	-1606%
Selling, general and administrative	7,688	2.51	7,520	2.33	2%

Volume and Revenues by Segment

	Three Months Ended June 30,
	2007		2006
	CAPP	Midwest	CAPP	Midwest

Volume (tons)	2,270	796	2,446	780

Coal sales revenue	$107,554	22,874	117,724	21,427

Average sales price per ton	$47.38	28.74	48.13	27.47

Coal sales revenue for the three months ended June 30, decreased from $139.2 million in 2006 to $130.4 million in 2007. This decrease was due to a decrease in both tons sold and the average sales price per ton in CAPP. The decrease in tons sold in CAPP is due to weak market conditions for coal. For the three months ended June 30, 2007, the CAPP region sold approximately 2.0 million tons of coal under long-term contracts (90% of total CAPP sales volume) at an average selling price of $46.33 per ton. For the three months ended June 30, 2006, the CAPP region sold approximately 1.9 million tons of coal under long-term contracts (78% of total CAPP sales volume) at an average selling price of $44.87 per ton. For the three months ended June 30, 2007, the CAPP region sold 238,000 tons of coal (10% of total CAPP sales volume) to the spot market at an average selling price of $56.27 per ton. For the three months ended June 30, 2006, the CAPP region sold 547,000 tons of coal (22% of total CAPP sales volume) to the spot market at an average selling price of $59.67 per ton.

The Midwest’s region sales of coal were under long term contracts for both the 2007 and 2006 periods. For the three months ended June 30, 2007, the Midwest region sold 796,000 tons at an average sales price of $28.74. For the three months ended June 30, 2006, the Midwest region sold 780,000 tons at an average sales price of $27.47.

Operating Costs by Segment

	Three Months Ended June 30,
	2007			2006

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$103,465	18,991	-	102,197	18,934	-

Per ton	45.58	23.86	-	41.80	24.24	-

Depreciation, depletion and amortization	14,020	3,882	28	15,025	3,432	27

Per ton	6.18	4.88	-	6.15	4.39	-

Cost of Coal Sold

For the three months ended June 30, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $121.1 million in 2006 to $122.5 million in 2007. Our cost per ton of coal sold in the CAPP region increased from $41.80 per ton in the 2006 period to $45.58 per ton in the 2007 period. This $3.78 increase in cost per ton of coal sold was due to several factors. Labor and benefit costs increased by $1.81 per ton in the 2007. This increase was primarily due to the impact of increased regulatory scrutiny, which negatively impacted our productivity, and increased benefit costs which were primarily the result of additional health benefits paid. Variable costs increased by $1.53 per ton, primarily due to an increase in maintenance and repair parts, the costs of complying with new safety standards and the impact of continuing regulatory scrutiny that began in 2006, which has impacted both our productivity and our overall mining costs. Our cost per ton of coal sold in the Midwest decreased $0.38 per ton to $23.86 per ton in the 2007 period.

Depreciation, depletion and amortization

For the three months ended June 30, depreciation, depletion and amortization decreased from $18.5 million in 2006 to $17.9 million in 2007. In the CAPP region, depreciation, depletion and amortization decreased $1.0 million to $14.0 million or $6.18 per ton. This decrease was due to a drop in the depreciable assets base due to certain assets that became fully depreciated in May 2007. In the Midwest, depreciation, depletion and amortization for the three months ended June 30, 2007 increased $0.5 million to $3.9 million or $4.88 per ton. The increase in depreciation, depletion and amortization, in the Midwest, was due to capital expenditures which increased the depreciable asset base.

Selling, general and administrative

Selling, general and administrative expenses were $7.5 million for the three months ended June 30, 2006 and $7.7 million for the three months ended June 30, 2007.

Income Taxes

Our effective tax rate for the three months ended June 30, 2007 was 11%. During the second quarter of 2007, we recorded an income tax valuation allowance based on a revision to our forecasted taxable losses. See Critical Accounting Estimates - Income Taxes.

In same period in the prior year our effective tax rate was 68%. Our effective income tax rate is impacted by percentage depletion. Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties. Because percentage depletion can be deducted in excess of cost depletion, it creates a permanent difference and directly impacts the effective tax rate. Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Six Months Ended June 30, 2007 Compared with the Six Months Ended June 30, 2006

The following tables shows selected operating results for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 (in 000’s except per ton amounts).

	Six Months Ended June 30,
	2007		2006		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	6,096		6,627		-8%
Revenues
Coal sales	$260,502	42.73	283,918	42.84	-8%
Synfuel handling	3,869		2,934		32%
Cost of coal sold	236,044	38.72	240,377	36.27	-2%
Depreciation, depletion and amortization	37,263	6.11	35,904	5.42	4%
Gross profit (loss)	(8,936)	(1.47)	10,571	1.60	-185%
Selling, general and administrative	15,163	2.49	13,764	2.08	10%

Volume and Revenues by Segment

	Six Months Ended June 30,
	2007		2006

	CAPP	Midwest	CAPP	Midwest

Volume (tons)	4,551	1,545	4,929	1,698

Coal sales revenue	$216,036	44,466	237,295	46,623

Average sales price per ton	$47.47	28.78	48.14	27.46

Coal sales revenue for the six months ended June 30, decreased from $283.9 million in 2006 to $260.5 million in 2007. This decrease was due to a decrease in both tons sold and the average sales price per ton in CAPP. The decrease in tons sold in CAPP is due to weak market conditions for coal. For the six months ended June 30, 2007, the CAPP region sold 4.1 million tons of coal under long term contracts (90% of total CAPP sales volume) at an average selling price of $46.25 per ton. For the six months ended June 30, 2006, the CAPP region sold approximately 3.8 million tons of coal under long-term contracts (78% of total CAPP sales volume) at an average selling price of $44.59 per ton. For the six months ended June 30, 2007, the CAPP region sold 450,000 tons of coal (10% of total CAPP sales volume) to the spot market at an average selling price of $58.79 per ton. For the six months ended June 30, 2006, the CAPP region sold 1.1 million tons of coal (22% of total CAPP sales volume) to the spot market at an average selling price of $60.65 per ton.

The Midwest’s region sales of coal were under long term contracts for both the 2007 and 2006 periods. For the six months ended June 30, 2007, the Midwest region sold 1.5 million tons at an average sales price of $28.78. For the six months ended June 30, 2006, the Midwest region sold 1.7 million tons at an average sales price of $27.46.

Operating Costs by Segment

	Six Months Ended June 30,
	2007			2006

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$199,822	36,222	-	202,092	38,285	-

Per ton	43.91	23.44	-	41.00	22.55	-

Depreciation, depletion and amortization	29,479	7,727	57	28,867	6,982	55

Per ton	6.48	5.00	-	5.86	4.11	-

Cost of Coal Sold

For the six months ended June 30, the cost of coal sold, excluding depreciation, depletion and amortization, decreased from $240.4 million in 2006 to $236.0 million in 2007. Our cost per ton of coal sold in the CAPP region increased from $41.00 per ton in the 2006 period to $43.91 per ton in the 2007 period. This $2.91 increase in cost per ton of coal sold was due to several factors. Labor and benefit costs increased by $0.88 per ton in the 2007 period. This increase was primarily due to the impact of increased regulatory scrutiny, which negatively impacted our productivity, and increased benefit costs which were primarily the result of additional health benefits paid. Variable costs increased by $1.50 per ton, primarily due to an increase in maintenance and repair parts, the costs of complying with new safety standards and the impact of continuing regulatory scrutiny that began in 2006, which has impacted both our productivity and our overall mining costs. Our cost per ton of coal sold in the Midwest increased $0.89 per ton to $23.44 per ton in the 2007 period. The increase in cost per ton of coal sold was primarily due to a $1.47 per ton increase in labor costs due to an increase in wages and an increase in headcount. This increase in the Midwest was offset by a decrease in trucking costs of $0.71 due to certain customers assuming responsibility for trucking costs.

Depreciation, depletion and amortization

For the six months ended June 30, depreciation, depletion and amortization increased from $35.9 million in 2006 to $37.3 million in 2007. In the CAPP region, depreciation, depletion and amortization increased $0.6 million to $29.5 million or $6.48 per ton. In the Midwest, depreciation, depletion and amortization for the six months ended June 30, 2007 increased $0.7 million to $7.7 million or $5.00 per ton. The increase in depreciation, depletion and amortization, in the Midwest, was due to capital expenditures which increased the depreciable asset base.

Selling, general and administrative

Selling, general and administrative expenses increased from $13.8 million for the six months ended June 30, 2006 to $15.2 million for the six months ended June 30, 2007. The lower expense in 2006 was primarily due to $0.5 million decrease in taxes in the six months ended June 30, 2006, due to a reduction in the accrual for franchise taxes. The remaining increase in 2007 was due to an increase in certain salary and benefit amounts.

Charges associated with repayment of debt

The Company wrote off $2.4 million of financing charges in connection with the repayment of the Prior Senior Secured Credit Facility. The write off of the financing charges is classified as charges associated with repayment of debt.

Income Taxes

Our effective tax rate for the six months ended June 30, 2007 was 27%. During the second quarter of 2007, we recorded an income tax valuation allowance based on a revision to our forecasted taxable losses. See Critical Accounting Estimates - Income Taxes.

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

Operations Update

In August 2007, we announced several operational changes and updates to improve operating efficiencies:

•	We will begin exit mining operations at the BL-4 Mine at the Bledsoe complex on September 1, 2007;
•	We will begin exit mining operations at the Cabin Hollow Mine at the Bell County complex on September 1, 2007;
•	Equipment and infrastructure from both mines will be reclaimed and reused in existing and new mines, significantly reducing capital needs;
•	Production from a second highwall miner began June 25;
•	Two additional surface mines to begin production in the first half of 2008;
•	All permits required to begin such new production have been obtained;
•	Two existing underground mines to complete new portals in the fall, significantly reducing travel time for miners and overtime hours;
•	Belt connection between Mine 81 and Mine 74 to be completed in the fall, significantly reducing both current mining costs and trucking expense.

Liquidity and Capital Resources

As of June 30, 2007, our outstanding long term debt consists of $150 million of Senior Notes due on June 1, 2012 (the Senior Notes) and amounts outstanding under our new Senior Secured Credit Facilities (discussed below). The Senior Notes are unsecured and accrue interest at 9.375% per annum. Interest payments on the Senior Notes are required semi-annually. We may redeem the Senior Notes, in whole or in part, at any time on or after June 1, 2009 at redemption prices from 104.86% in 2009 to 100% in 2011. In addition, at any time prior to June 1, 2008, we may redeem up to 35% of the principal amount of the Senior Notes with the net cash proceeds of a public equity offering at a redemption price of 109.375%, plus accrued and unpaid interest to the redemption date.

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

On February 26, 2007, we entered into a $35.0 million Revolving Credit Agreement (the Revolver) and a $100.0 million Term Credit Agreement (collectively the Facilities). The Term Credit Agreement consists of a $40.0 million term facility (the Term Facility) and a $60.0 million letter of credit facility (the Letter of Credit Facility). A portion of the proceeds from the Facilities were used to repay the Prior Revolver and Prior Letter of Credit Facilities and to pay fees and expenses associated with the Facilities. The remaining proceeds are available for working capital and other general corporate purposes. The Letter of Credit Facility does not constitute a loan to us and accordingly is not available for borrowing by us.  The Letter of Credit Facility supports the issuance of up to $60 million of letters of credit. We entered into an Amendment and Waiver to the Senior Secured Credit Facility on August 7, 2007 (the Credit Amendment).  The Credit Amendment waives defaults under the Facilities as of June 30, 2007, modifies certain existing financial covenants in the Facilities and adds a minimum liquidity threshold. The Credit Amendment also increases the interest rates on the Facilities by 0.75%, prohibits prepayments of the Term Loan for a period of one year and exempts up to $40 million of cash proceeds from an equity offering from mandatory prepayment requirements.  The following is a summary of significant terms of the Facilities, as amended.

	Revolver	Term Facility	Letter of Credit Facility
Maturity	February 2012	February 2013	February 2013

Interest/Usage Rate	Our option of Base Rate(a) plus 1.75% or LIBOR plus 2.75% per annum	Our option of Base Rate(a) plus 3.75% or LIBOR plus 4.75% per annum	4.75% per annum

Maximum Availability	Lesser of $35.0 million and the borrowing base (b)	$40.0 million reduced by any repayments	$60.0 million

Principal Repayments	None	1% of face amount is due quarterly.	Not applicable

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 0.5% and (2) the prime rate.

(b)
The Revolver’s borrowing base is the sum of up to 85% of the eligible accounts receivable plus the lesser of (1) up to 60% of eligible inventory and (2) up to 85% of the net orderly liquidation value of eligible inventory; minus reserves from time to time set by administrative agent.

The Revolver provides that we can use up to $10.0 million of the Revolver availability to issue letters of credit. The Revolver provides for a 2.0% fee on any outstanding letter of credits issued under the Revolver and a 0.5% fee on the unused portion of the Revolver. The Facilities require certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Facilities include financial covenants that require us to maintain a minimum EBITDA, a maximum leverage ratio and a minimum liquidity threshold and limit capital expenditures, each as defined by the agreement.  We were not in compliance with the minimum EBITDA and leverage ratio covenants required by our Senior Secured Credit Facility as of June 30, 2007. The Credit Amendment in August 2007 waives these defaults as of June 30, 2007, modifies the existing financial covenants, adds a minimum liquidity threshold and makes other changes to the Facilities.  As a result of the Credit Amendment, we project that we will be in compliance with these covenants through 2007.  If necessary, we will consider the issuance of equity, the sale of assets or other alternatives to ensure that we remain in compliance with the covenants.  The Facilities are secured by substantially all of our assets.

The following chart reflects the components of our debt as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Senior Notes	$150,000	$150,000
Term Facility	39,600	-
Senior Secured Credit Facility - Revolver	3,000	-
Prior Senior Secured Credit Facility - Revolver	-	17,493
Total long-term debt	192,600	167,493
Less amounts classified as current	1,600	-
Total long-term debt, less current maturities	$191,000	$167,493

As a result of the completion of the Facilities, as amended we expect to have adequate liquidity throughout the remainder of 2007.  At June 30, 2007, we had available liquidity of $22.3 million. This available liquidity consisted of cash and cash equivalents of $0.4 million and availability of $21.9 million under the Revolver.

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

Our secondary source of cash is the Revolver. We believe that cash on hand, cash generated from our operating activities, and availability under the Revolver will be sufficient to meet our working capital needs, to fund our capital expenditures for existing operations and to meet our debt service obligations through the remainder of 2007. If these sources prove inadequate to meet our capital needs, we may consider issuing additional capital. Nevertheless, there are many factors beyond our control, including general economic, regulatory and coal market conditions that could have a material adverse impact on our ability to meet our liquidity needs.

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

Net cash provided by operating activities reflects net income or loss adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash provided by operating activities was $3.0 million for the six months ended June 30, 2007, and net cash provided by operating activities was $23.5 million for the six months ended June 30, 2006. The decrease in cash provided by operations is primarily due to the increase in our net loss as compared to the prior year. During the six months ended June 30, 2007, our net loss, as adjusted for non cash charges, was offset by a $4.5 million decrease in cash from our operating assets and liabilities.

Net cash used by investing activities decreased by $12.7 million to $24.8 million for the six months ended June 30, 2007 as compared to the same period in 2006. The decrease was primarily due to a reduction in capital expenditures. Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations.

Net cash provided by financing activities was $20.3 million for the six months ended June 30, 2007. During the six months ended June 30, 2007, we received $40 million of proceeds from the Term Loan and had $3.0 million of net borrowings on our Revolver. These cash inflows were offset by a $17.5 million repayment of our Prior Revolver, $4.6 million of costs associated with the Senior Secured Credit Facilities and $0.6 million of other debt repayments.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through June 30, 2007, we estimate that, as of June 30, 2007, we controlled approximately 228.8 million tons of proven and probable coal reserves in the CAPP region and 40.9 millions tons in the Midwest region.  The following table provides additional information regarding changes to our reserves since December 31, 2006 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2006 (1)	233.0	40.2	273.2
Coal Extracted	(4.2)	(1.6)	(5.8)
Acquisitions (2)	0.6	2.2	2.8
Divesture (3)	(0.8)	-	(0.8)
Adjustments (4)	0.2	0.1	0.3
Proven and Probable Reserves, as of June 30, 2007 (1)	228.8	40.9	269.7

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

Our costs of production have increased in recent years, particularly in the CAPP region. In 2007, the Company has experienced increased mining costs due to the costs associated with complying with the new underground mining safety regulations and other cost pressures. We expect these higher costs to continue for the next several years, due to a number of factors, including the increased governmental regulations, high prices in worldwide commodity markets and a highly competitive market for a limited supply of skilled mining personnel. See the risk factors titled “Shortages or increased costs of skilled labor in the Central Appalachian coal region may hamper our ability to achieve high labor productivity and competitive costs”, “Underground mining is subject to increased regulation, and may require us to incur additional cost” and “Unexpected increases in raw material costs could significantly impair our operating results” in Part II, Item 1A of this Form 10-Q.

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At June 30, 2007, we had $101.1 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $56.3 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $4.5 million. Recently, surety bond costs have increased and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations. At June 30, 2007, we had $51.3 million of letters of credit outstanding. The letters of credits were issued under our Letter of Credit Facility.

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

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs. The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.4% at December 31, 2006. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.4% to 4.9%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $1.5 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of June 30, 2007 was $55.6 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.5% at December 31, 2006. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.5% to 5.0%, all other things being equal, the present value of our black lung obligation would increase by approximately $1.7 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of June 30, 2007 was $27.6 million.

Defined Benefit Pension

The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate, future rate of increase in compensation levels and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments. At December 31, 2006, the discount rate used to determine the obligation was 5.55%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.55% to 5.05%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $5.3 million. The rate of increase in compensation levels is determined based upon our long-term plans for such increases. The rate of increase in compensation levels used was 4.0% for the period ended June 30, 2007. The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the period ended June 30, 2007. Significant changes to these rates would introduce substantial volatility to our pension expense. Our accrued pension obligation as of June 30, 2007 was $11.1 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. U.S generally accepted accounting principles require that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is based on interest rates of bonds with maturities similar to the estimated future cash flow. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under U.S. generally accepted accounting principles, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. U.S. generally accepted accounting principles recognize that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of June 30, 2007 was $32.1 million.

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

During the second quarter of 2007, due to a revision in our estimate of forecasted taxable losses for the year, we revised our estimated annual effective tax rate to 27%. The estimated annual effective tax rate includes an assumption that not all of the gross deferred tax asset projected as of December 31, 2007 will more likely than not be realized.

Coal Reserves

There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves. Many of these uncertainties are beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data initially assembled by our staff and analyzed by Marshall Miller & Associates, Inc. (MM&A). The reserve information has subsequently been updated by our staff. The updates to the reserves have been calculated in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these updates to the reserve estimates have not been reviewed by MM&A.  A number of sources of information were used to determine accurate recoverable reserves estimates, including:

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

Other Supplemental Information

Sales Commitments

As of June 30, 2007, we had the following contractual commitments to ship coal at a fixed and known price (tons in 000’s):

	Remaining
	2007		2008		2009		2010
	Average Price Per Ton	Tons	Average Price Per Ton	Tons	Average Price Per Ton	Tons	Average Price Per Ton	Tons
CAPP	$47.37	3,790	$49.27	2,446	$51.22	1,000	$-	-

Midwest (a)	$27.23	1,450	$27.45	2,500	$27.56	1,995	$29.00	200

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

FORWARD-LOOKING INFORMATION

From time to time, we make certain comments and disclosures in reports and statements, including this report, or statements made by our officers, which may be forward-looking in nature. Examples include statements related to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding. These forward-looking statements could also involve, among other things, statements regarding our intent, belief or expectation with respect to:

•	our cash flows, results of operation or financial condition;

•	the consummation of acquisition, disposition or financing transactions and the effect thereof on our business;

•	governmental policies and regulatory actions;

•	legal and administrative proceedings, settlements, investigations and claims;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	availability of transportation;

•	market demand for coal, electricity and steel;

•	competition;

•	our relationships with, and other conditions affecting, our customers;

•	employee workforce factors;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	future economic or capital market conditions and;

•	our plans and objectives for future operations and expansion or consolidation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our $150 million Senior Notes have a fixed interest rate and are not sensitive to changes in the general level of interest rates.  Our Revolver and Term Facility entered into in February of 2007 have floating interest rates based on our option of either the base rate or LIBOR rate. As of June 30, 2007, we had $3.0 million outstanding under the Revolver and $39.6 million outstanding under the Term Facility. We are considering whether to use interest rate swaps to manage this risk. A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver and Term Facilities.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments. We believe that the percentage of our sales pursuant to long-term contracts was approximately 89% for the six months ended June 30, 2007.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived 88% of our total revenues (contract and spot) for the six months ended June 30, 2007 and 88% of our total revenues in 2006, from our electric utility customers. Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities). All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

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

Increases in transportation costs could have an adverse effect on demand for our coal. Customers choose coal supplies based, primarily, on the total delivered cost of coal. Any increase in transportation costs would cause an increase in the total delivered cost of coal. That could cause some of our customers to seek less expensive sources of coal or alternative fuels to satisfy their energy needs. In addition, significant decreases in transportation costs from other coal-producing regions, both domestic and international, could result in increased competition from coal producers in those regions. For instance, coal mines in the western United States could become more attractive as a source of coal to consumers in the eastern United States, if the costs of transporting coal from the West were significantly reduced.

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

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Under U.S. generally accepted accounting principles we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. Specifically, the fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At June 30, 2007, we had accrued $32.1 million related to estimated mine reclamation costs. These amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

For the six months ended June 30, 2007, we generated approximately 85% of our total revenues from several long-term contracts with electrical utilities, including 30% from our largest customer, Georgia Power Company, and 20% from South Carolina Public Service Authority. At June 30, 2007, we had coal supply agreements with these customers that expire in 2007 to 2009. The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

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

The mine disasters that occurred during 2006 in West Virginia and other states led to the enactment of significant new federal and state laws and regulations relating to safety in underground coal mines and increased enforcement actuities by federal and state regulators.  These laws and regulations include requirements for constructing and maintaining caches for the storage of additional self-contained self rescuers throughout underground mines; installing rescue chambers in underground mines; constant tracking of and communication with personnel in the mines; installing cable lifelines from the mine portal to all sections of the mine to assist in emergency escape; submission and approval of emergency response plans; and new and additional safety training.  Additionally, new requirements for the prompt reporting of accidents and increased fines and penalties for violation of these and existing regulations have been implemented.  Most recently, on May 22, 2007, the Mine Safety and Health Administration issued an emergency temporary standard respecting the construction standards for seals in underground mines and related matters. These new laws and regulations will cause us to incur substantial additional costs, which will adversely impact our operating performance.

By letter dated June 14, 2007, our Blue Diamond Coal Company Mine No. 77 was notified by the U.S. Department of Labor, Mine Safety and Health Administration (MSHA), that a potential pattern of violations may exist at Mine No. 77 based upon initial screening and pattern criteria review by MSHA.  After conducting a comprehensive review of the operation, Blue Diamond submitted a plan to MSHA designed to enhance employee safety at the mine through better education, training, mining practices, and safety management.  Following implementation of the plan, MSHA will conduct a complete inspection of the mine and further evaluate the situation.  Should MSHA ultimately decide to issue a Notice of a Pattern of Violations to Mine No. 77, it could have a significant impact on the operation of this mine and the Blue Diamond Mine Complex.

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

In addition to coal we produce from our Company-operated mines, we have mines that typically are operated by independent contract mine operators, and we purchase coal from third parties for resale. For the six months ended June 30, 2007, approximately 1% of our total production will come from mines operated by independent contract mine operators and approximately 8% of our total coal produced will come from third party purchased coal sources. Operational difficulties, changes in demand for contract mine operators from our competitors and other factors beyond our control could affect the availability, pricing and quality of coal produced for us by independent contract mine operators. Disruptions in supply, increases in prices paid for coal produced by independent contract mine operators or purchased from third parties, or the availability of more lucrative direct sales opportunities for our purchased coal sources could increase our costs or lower our volumes, either of which could negatively affect our profitability.

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

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. As of June 30, 2007, we had outstanding surety bonds with third parties for post-mining reclamation totaling $56.3 million. Furthermore, we have surety bonds for an additional $44.8 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations. Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit or other assurances of payment. However, letters of credit can be significantly more costly to us than surety bonds. The issuance of letters of credit under our senior secured credit facility also reduces amounts that we can borrow under our senior secured credit facility for other purposes. If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may be negatively affected.

We have significant unfunded obligations for long-term employee benefits for which we accrue based upon assumptions, which, if incorrect, could result in us being required to expend greater amounts than anticipated.

We are required by law to provide various long-term employee benefits. We accrue amounts for these obligations based on the present value of expected future costs. We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations. At June 30, 2007, the current and non-current portions of these obligations included $27.6 million for coal workers’ black lung benefits and $55.6 million for workers’ compensation benefits.

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

We provide pension benefits to eligible employees. As of June 30, 2007, we estimated that our pension plan was underfunded by approximately $11.1 million. If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated. The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

Our debt instruments impose a number of restrictions on us. A failure to comply with these restrictions could adversely affect our ability to borrow under our revolving credit facility or result in an event of default under our debt instruments. Our debt instruments contain financial and other covenants that create limitations on our ability to, among other things, borrow the full amount on our revolver, issue letters of credit under our letter of credit facility or incur additional debt, and require us to maintain various financial ratios and comply with various other financial covenants. These covenants include the following:

•	minimum EBITDA;
•	maximum total leverage ratio;
•	maximum limits on capital expenditures and
•	minimum liquidity threshold.

We were not in compliance with the minimum EBITDA and leverage Ratio required by our Senior Secured Credit Facility as of June 30, 2007. We entered into an amendment to the facility in August 2007  that waived the non compliance as of June 30, 2007, and also modified our minimum EBITDA, total leverage ratio and maximum limits on capital expenditures covenants for future periods. The amendment also added the minimum liquidity threshold and made other changes to the Facilities.  As a result of this amendment, we are in compliance with all of the financial covenants of the Senior Secured Credit Facility as of June 30, 2007.

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

The disallowance and expiration of Section 29 tax credits for synfuel plants by the Internal Revenue Service could decrease our revenues.

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

We believe that our cash on hand, the availability under our Revolver and cash generated from our operations will provide us with adequate liquidity through the remainder of 2007.  However, such funds likely will not provide sufficient cash to fund any future acquisitions. Accordingly, we may need to conduct additional debt or equity financings in order to fund any such additional acquisitions, unless we issue shares of our common stock as consideration for those acquisitions. If we are unable to obtain any such financings, we may be required to forego future acquisition opportunities.

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

We may issue additional common stock without your approval, which would dilute the ownership interests of our existing stockholders and may depress share prices.

Subject to the rules of the Nasdaq Stock Market, we may issue additional shares of common stock without stockholder approval, in a number of circumstances. We may issue common stock for cash, for assets or in exchange for our outstanding indebtedness. Any such issuances may be at prices or valuations that are lower than the then-prevailing market price of our common stock. The issuance by us of additional common stock will have the following effects:

•	Our existing stockholders’ proportionate ownership interest in us will decrease;
•	The relative voting strength of each previously outstanding share may be diminished; and
•	The market price of our common stock may decline

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have made no sales of unregistered securities during the period covered by this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains information about purchases by us of our equity securities during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1-31, 2007(a)	59,338	$14.60	N/A	N/A

(a)
The “Total Number of Shares Purchased” column consists of shares that were purchased pursuant to the exercise by participants for stock for tax withholding in connection with the vesting of restricted shares pursuant to our 2004 Stock Plan.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders held July 19, 2007. The only matter voted upon was the election of two directors whose terms are to expire in 2010. There were 16,661,789 shares of common stock , $0.01 par value per share (the “Common Stock”), of James River outstanding and entitled to vote as of June 13, 2007, the record date for the 2007 Annual Meeting of Shareholders. Each share of Common Stock entitled the holder thereof to one vote. A total of 13,562,575 votes (or 81.6% of the total) were cast. There were no broker non-votes.

All of the Board of Directors’ nominees for directors of the corporation were elected with the following vote:

Director Nominee	Votes For	Votes Withheld
Peter T. Socha	12,418,332	1,144,243
Leonard J. Kujawa	12,334,088	1,228,487

ITEM 5. OTHER INFORMATION

Annual Incentive Compensation Plan.

On August 7, 2007, our Board of Directors, acting on the recommendation of the Compensation Committee, approved the James River Coal Company Annual Incentive Compensation Plan (the “Plan”) in which certain of our key employees, including each of the executive officers listed below (the “Named Executive Officers”), are eligible to participate.

The Plan provides for payment of cash bonuses to participants following the completion of each fiscal year, subject to the attainment of certain performance goals and in the Board’s discretion. Performance goals relate to financial performance, as measured by Earnings Before Interest Taxes, Depreciation and Amortization (“EBITDA”), safety measures and individual performance, all as defined in the Plan. The Plan also provides that the portions of awards earned based on financial and individual performance are not earned unless the threshold EBITDA goal set by the Board is met, but that if actual EBITDA exceeds the threshold EBITDA goal, those portions of the awards may be increased to above the target award opportunity, with multipliers set forth in the Plan. The following are the target award opportunities, expressed as a percentage of annual salary, and the relative weightings of each performance element within the overall award, for each of the Named Executive Officers:

Name	Award Opportunity % of Base Salary	Financial Performance Weighting	Safety/Board Discretion Weighting	Individual Goal Weighting
Peter T. Socha	60%	80%	20%	0%
Coy K. Lane, Jr.	50%	60%	20%	20%
Michael E. Weber	50%	60%	20%	20%
Samuel M. Hopkins, II	25%	40%	20%	40%

The Plan also provides that participants will be entitled to certain payments upon the occurrence of a “Change of Control” as defined in the Plan. The Plan will be administered by the Compensation Committee.

The foregoing description of the Plan is qualified in its entirety by the Plan, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Amendment to Bylaws

On August 7, 2007, the Board of Directors of the Company amended the Company’s Amended and Restated Bylaws (the “Bylaws”) to allow the Board to provide for a notice period for meetings of any committee of the Board that is shorter than the 24 hour notice period required for full Board meetings. A copy of the Bylaws, as amended and restated, is attached hereto as Exhibit 3.2.

ITEM 6.     EXHIBITS

The following exhibits are filed herewith:	Exhibit

James River Coal Company Amended and Restated Bylaws	3.2

Amendment No. 2 to the Rights Agreement	4.2

Annual Incentive Compensation Plan	10.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2

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

August 8, 2007