Form 10-Q
period 2007-09-30
James River Coal CO
filed 2007-11-02
CIK 1297720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes    ☒             No    ☐

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 15, 2007 was 16,745,083.

FORM 10-Q INDEX

		Page
PART I FINANCIAL INFORMATION		3

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006	5

	Condensed Consolidated Statements of Operations for the nine months ended September 30, 2007 and 2006	6

	Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss for the nine months ended September 30, 2007 and the year year ended December 31, 2006	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis ofFinancial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.	32

Item 4.	Controls and Procedures.	33

PART II OTHER INFORMATION		34

Item 1.	Legal Proceedings.	34

Item 1A.	Risk Factors.	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	45

Item 3.	Defaults Upon Senior Securities.	46

Item 4.	Submission of Matters to a Vote of Security Holders.	46

Item 5.	Other Information.	46

Item 6.	Exhibits.	46

	SIGNATURES	47

Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

PART I                               FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2007	December 31, 2006
Assets	(Unaudited)

Current assets:
Cash	$1,095	1,807
Receivables:
Trade	48,144	47,383
Other	808	853
Total receivables	48,952	48,236
Inventories:
Coal	9,962	5,512
Materials and supplies	8,371	7,448
Total inventories	18,333	12,960
Prepaid royalties	3,878	3,851
Other current assets	5,283	4,288
Total current assets	77,541	71,142
Property, plant, and equipment, at cost:
Land	5,762	5,719
Mineral rights	191,143	190,346
Buildings, machinery and equipment	279,418	264,551
Mine development costs	28,564	21,727
Construction-in-progress	189	189
Total property, plant, and equipment	505,076	482,532
Less accumulated depreciation, depletion, and amortization	181,352	144,752
Property, plant and equipment, net	323,724	337,780
Goodwill	26,492	26,492
Other assets	20,562	15,840
Total assets	$448,319	451,254

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2007	December 31, 2006
Liabilities and Shareholders' Equity	(Unaudited)

Current liabilities:
Current portion of long-term debt	$1,600	-
Accounts payable	45,282	42,065
Accrued salaries, wages, and employee benefits	6,861	4,733
Workers' compensation benefits	9,300	9,300
Black lung benefits	2,630	2,630
Accrued taxes	4,956	6,028
Other current liabilities	12,367	8,975
Total current liabilities	82,996	73,731
Long-term debt, less current maturities (note 2)	202,644	167,493
Other liabilities:
Noncurrent portion of workers' compensation benefits	47,165	44,134
Noncurrent portion of black lung benefits	25,370	24,136
Pension obligations	1,396	13,011
Asset retirement obligations	30,942	27,394
Deferred income taxes	-	13,160
Other	1,827	1,798
Total liabilities	392,340	364,857
Commitments and contingencies (note 4)
Shareholders' equity
Preferred Stock, $1.00 par value. Authorized 10,000,000 shares	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares;
issued and outstanding 16,745,083 and 16,669,376, respectively	167	167
Paid-in-capital	126,168	124,191
Accumulated deficit	(73,268)	(37,704)
Accumulated other comprehensive income (loss)	2,912	(257)
Total shareholders' equity	55,979	86,397
Total liabilities and shareholders' equity	$448,319	451,254

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2007	September 30, 2006

Revenues	$130,052	138,107
Cost of sales:
Cost of coal sold	119,251	121,389
Gain on curtailment of pension plan	(6,091)	-
Depreciation, depletion and amortization	17,358	19,220
Total cost of sales	130,518	140,609
Gross profit (loss)	(466)	(2,502)
Selling, general and administrative expenses	8,062	7,959
Total operating loss	(8,528)	(10,461)
Interest expense (note 2)	5,250	4,221
Interest income	(81)	(177)
Miscellaneous income, net	(84)	(191)
Total other expense, net	5,085	3,853
Loss before income taxes	(13,613)	(14,314)
Income tax benefit	(3,917)	(5,900)
Net loss	$(9,696)	(8,414)
Loss per common share (note 5)
Basic loss per common share	$(0.60)	(0.53)
Shares used to calculate basic loss per share	16,044	15,899
Diluted loss per common share	$(0.60)	(0.53)
Shares used to calculate diluted loss per share	16,044	15,899

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006

Revenues	$394,423	424,959
Cost of sales:
Cost of coal sold	355,295	361,766
Gain on curtailment of pension plan	(6,091)	-
Depreciation, depletion and amortization	54,621	55,124
Total cost of sales	403,825	416,890
Gross profit (loss)	(9,402)	8,069
Selling, general and administrative expenses	23,225	21,723
Total operating loss	(32,627)	(13,654)
Interest expense (note 2)	14,910	12,117
Interest income	(403)	(279)
Charges associated with repayment of debt	2,421	-
Miscellaneous income, net	(371)	(628)
Total other expense, net	16,557	11,210
Loss before income taxes	(49,184)	(24,864)
Income tax benefit	(13,620)	(14,487)
Net loss	$(35,564)	(10,377)
Loss per common share (note 5)
Basic loss per common share	$(2.23)	(0.66)
Shares used to calculate basic loss per share	15,983	15,829
Diluted loss per common share	$(2.23)	(0.66)
Shares used to calculate diluted loss per share	15,983	15,829

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’
Equity and Comprehensive Loss
(in thousands)
(unaudited)

	Common stock shares	Common stock par value	Paid-in- capital	Deferred stock based compensation	Accumulated deficit	Accumulated other comprehensive income (loss)	Total

Balances, December 31, 2005	16,653	$167	135,923	(13,226)	(11,187)	(410)	111,267
Adoption of SFAS 123R	-	-	(13,226)	13,226	-	-	-
Adoption of SFAS 158
Pension plan	-	-	-	-	(348)	(2,650)	(2,998)
Black lung obligation	-	-	-	-	-	1,324	1,324
Net loss	-	-	-	-	(26,169)	-	(26,169)
Pension liability adjustment, net	-	-	-	-	-	1,479	1,479
Comprehensive loss							(24,690)
Issuance of restricted stock awards, net of forfeitures	99	1	(1)	-	-	-	-
Repurchase of shares for tax withholding	(83)	(1)	(2,350)	-	-	-	(2,351)
Stock based compensation	-	-	3,845	-	-	-	3,845
Balances, December 31, 2006	16,669	167	124,191	-	(37,704)	(257)	86,397
Net loss	-	-	-	-	(35,564)	-	(35,564)
Pension liability adjustment	-	-	-	-	-	3,461	3,461
Amortization of excess black lung liability	-	-	-	-	-	(135)	(135)
Other	-	-	-	-	-	(157)	(157)
Comprehensive loss							(35,721)
Issuance of restricted stock awards, net of forfeitures	136	1	(1)	-	-	-	-
Repurchase of shares for tax withholding	(60)	(1)	(878)	-	-	-	(879)
Stock based compensation	-	-	2,856	-	-	-	2,856
Balances, September 30, 2007	16,745	$167	126,168	-	(73,268)	2,912	55,979

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net loss	$(35,564)	(10,377)
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation, depletion, and amortization	54,621	55,124
Accretion of asset retirement obligations	1,559	1,556
Amortization of deferred financing costs	1,172	957
Amortization of deferred stock-based compensation	2,856	2,607
Deferred income tax benefit	(13,317)	(12,054)
(Gain)/loss on sale or disposal of property, plant, and equipment	21	(208)
Gain on curtailment of pension plan	(6,091)	-
Write-off of deferred financing costs	2,421	-
Changes in operating assets and liabilities:
Receivables	(716)	(10,373)
Inventories	(5,373)	(1,903)
Prepaid royalties and other current assets	(1,222)	(2,357)
Other assets	(3,666)	(3,989)
Accounts payable	3,217	3,795
Accrued salaries, wages, and employee benefits	2,128	1,367
Accrued taxes	(1,951)	(1,700)
Other current liabilities	3,519	4,717
Workers' compensation benefits	3,031	187
Black lung benefits	1,099	1,186
Pension obligations	(2,063)	(2,483)
Asset retirement obligation	(1,342)	(744)
Other liabilities	29	852
Net cash provided by operating activities	4,368	26,160
Cash flows from investing activities:
Additions to property, plant, and equipment	(36,945)	(51,094)
Proceeds from sale of property, plant, and equipment	15	6,676
Net cash used in investing activities	(36,930)	(44,418)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	40,000	-
Repayment of long-term debt	(800)	-
Payments on Revolver	(24,493)	(24,107)
Proceeds from borrowings on Revolver	22,044	35,500
Principal payments under capital lease obligations	(252)	(258)
Capitalized deferred financing costs	(4,649)	-
Net cash provided (used) by financing activities	31,850	11,135
Decrease in cash	(712)	(7,123)
Cash at beginning of period	1,807	8,936
Cash at end of period	$1,095	1,813

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax returns in Virginia, Kentucky and Indiana as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2004 through 2006 tax years. The periods subject to examination for the Company’s state returns in Virginia are years 2003 through 2006; Kentucky are years 2002 through 2006 and Indiana are years 2004 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated income taxes is to record such items as a component of income taxes in the condensed consolidated statement of operations.

(2)	Long Term Debt and Interest Expense

Long-term debt is as follows (amounts in 000’s):

	September 30, 2007	December 31, 2006
Senior Notes	$150,000	$150,000
Term Facility	39,200	-
Senior Secured Credit Facility – Revolver	15,044	-
Prior Senior Secured Credit Facility – Revolver	-	17,493
Total long-term debt	204,244	167,493
Less amounts classified as current	1,600	-
Total long-term debt, less current maturities	$202,644	$167,493

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

Senior Secured Credit Facilities

On February 26, 2007, the Company entered into a $35.0 million Revolving Credit Agreement (the Revolver) and a $100.0 million Term Credit Agreement (collectively the Facilities). The Term Credit Agreement consists of a $40.0 million term facility (the Term Facility) and a $60.0 million letter of credit facility (the Letter of Credit Facility). A portion of the proceeds from the Facilities were used to repay the Prior Revolver and the Prior Letter of Credit Facilities (defined below) and to pay fees and expenses associated with the Facilities. The remaining proceeds are available for working capital and other general corporate purposes. The Letter of Credit Facility does not constitute a loan to the Company and accordingly is not available for borrowing by the Company.  The Letter of Credit Facility supports the issuance of up to $60 million of letters of credit by the Company. The Company entered into an Amendment and Waiver to the Senior Secured Credit Facility on August 7, 2007 (the Credit Amendment).  The Credit Amendment waived defaults under the Facilities as of June 30, 2007, modified certain existing financial covenants in the Facilities and added a minimum liquidity threshold. The Credit Amendment also increased the interest rates on the Facilities by 0.75%, prohibited prepayments of the Term Loan for a period of one year and exempted up to $40 million of cash proceeds from an equity offering from mandatory prepayment requirements.  The following is a summary of significant terms of the Facilities, as amended.

	Revolver	Term Facility	Letter of Credit Facility
Maturity	February 2012	February 2013	February 2013

Interest/Usage Rate	Company’s option of Base Rate(a) plus 1.75% or LIBOR plus 2.75% per annum	Company’s option of Base Rate(a) plus 3.75% or LIBOR plus 4.75% per annum	4.75% per annum

Maximum Availability	Lesser of $35.0 million and the borrowing base (b)	$39.2 million as of September 30, 2007.	$60.0 million

Periodic Principal Payments	None	$400,000 is due quarterly.	Not applicable

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 0.5% and (2) the prime rate.

(b)
The Revolver’s borrowing base is the sum of up to 85% of the eligible accounts receivable plus the lesser of (1) up to 60% of eligible inventory and (2) up to 85% of the net orderly liquidation value of eligible inventory; minus reserve from time to time set by administrative agent.

The Revolver provides that the Company can use up to $10.0 million of the Revolver availability to issue letters of credit. The Revolver provides for a 2.75% fee on any outstanding letter of credits issued under the Revolver and a 0.5% fee on the unused portion of the Revolver. The Facilities require certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Facilities include financial covenants that require the Company to maintain a minimum EBITDA and a maximum leverage ratio and limit capital expenditures, each as defined by the agreement. The Facilities are secured by substantially all of the Company’s assets.

As of September 30, 2007, $9.9 million of the Revolver is available to the Company.  The Company was in compliance with all of the financial covenants under the Facilities and the Senior Notes as of September 30, 2007.

Interest Expense and Other

During the three and nine months ended September 30, 2007, the Company paid approximately $1.2 million and $10.0 million, respectively, in interest.  During the three and nine months ended September 30, 2006, the Company paid $0.3 million and $7.5 million, respectively, in interest.

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

Shares awarded or subject to purchase under the Plan that are not delivered or purchased, or revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance under the Plan. At September 30, 2007, there were 428,872 shares available under the Plan for future awards.

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

The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” which was adopted January 1, 2006, utilizing the modified retrospective transition method. The following table highlights the expense related to share-based payment for the periods ended September 30 (in 000’s):

	Three months ended		Nine months ended
	2007	2006	2007	2006
Restricted stock	$894	$870	$2,617	$2,433
Stock options	84	67	239	174
Stock based compensation	$978	$937	$2,856	$2,607

Stock based compensation, net of taxes	$699	$581	$2,065	$1,616

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

The following is a summary of restricted stock and stock option awards for the nine months ended September 30, 2007:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
	Number of	Fair Value	Number of	Exercise
	Shares	at Issue	Shares	Price
December 31, 2006	739,720	$18.25	261,001	$16.07
Granted	148,036	4.65	25,000	14.60
Exercised/Vested	(174,509)	14.42	-	-
Canceled	(11,940)	18.52	(21,667)	17.72
September 30, 2007	701,307	16.33	264,334	15.79

The following table summarizes additional information about the stock options outstanding at September 30, 2007.

	Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in 000's)

Oustanding at September 30, 2007	$10.80-$33.75	264,334	$15.79	7.2	$ -

Exercisable at September 30, 2007	$10.80-$33.75	157,670	$15.74	6.9	$ -

Vested and expected to vest at September 30, 2007	$10.80-$33.75	264,334	$15.79	7.2	$ -

(1) The difference between a stock award's exercise price and the underlying stock's market price at September 30, 2007.
No value is assigned to stock awards whose option price exceeds the the stock's market price at September 30, 2007.

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of September 30, 2007.

		Weighted Average
		Remaining Period
	Unearned	Of Expense
	Compensation	Recognition
	(in 000's)	(in years)
Stock Options	$422	1.9
Restricted Stock	9,390	2.9
Total	$9,812

(4)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $56.0 million as of September 30, 2007 to guarantee performance under certain contractual arrangements. The letters of credit were issued under the Company’s Letter of Credit Facility (see note 2).

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (shares in 000’s):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Weighted average number of common shares outstanding:
Basic	16,044	15,899	15,983	15,829
Effect of dilutive instruments	-	-	-	-
Diluted	16,044	15,899	15,983	15,829

For periods in which there was a loss, the Company has excluded from its diluted earning per share calculation options to purchase shares with underlying exercise prices less than the average market prices and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per share. The excluded instruments would have increased the diluted weighted average number of common shares by approximately 0.6 million and 0.7 million for the three months and nine months ended September 30, 2007, respectively, and 0.8 million and 0.9 million for the three months and nine months ended September 30, 2006, respectively.

(6)	Pension Expense

 The components of net periodic benefit cost are as follows (amounts in 000’s):

	Three Months Ended	Three Months Ended
	September 30, 2007	September 30, 2006

Service cost	$724	624
Interest cost	900	805
Expected return on plan assets	(1,027)	(848)
Net periodic benefit cost	$597	581

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006

Service cost	$2,173	1,872
Interest cost	2,700	2,415
Expected return on plan assets	(3,082)	(2,544)
Net periodic benefit cost	$1,791	1,743

Effective September 30, 2007, the Company froze pension plan benefit accruals for all employees covered under its non-contributory defined benefit pension plan, resulting in a curtailment gain of $6.1 million.  The weighted-average assumption used to determine the pension obligation as of September 30, 2007 are as follows:

Discount rate	6.00%
Expected return on plan assets	7.50%
Measurement date	September 30, 2007

(7)	Pneumoconiosis (Black Lung) Benefits

The expense for black lung benefits consists of the following (amounts in 000’s):

	Three Months Ended	Three Months Ended
	September 30, 2007	September 30, 2006

Service cost	$142	131
Interest cost	397	348
Amortization of actuarial (gain) loss	(45)	73
Total expense	$494	552

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006

Service cost	$426	393
Interest cost	1,192	1,044
Amortization of actuarial (gain) loss	(135)	219
Total expense	$1,483	1,656

(8)	Income Taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (“Statement No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Statement No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, the Company takes into account various factors, including the expected level of future taxable income. The Company also considered tax planning strategies in determining the deferred tax asset that will ultimately be realized. The estimated annual effective tax rate includes an assumption that not all of the gross deferred tax asset projected as of December 31, 2007 will more likely than not be realized.  As of September 30, 2007, the Company has recorded a valuation allowance on its deferred tax assets of approximately $7.3 million.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
CAAP	$106,519	114,077	326,424	354,306
Midwest	23,533	24,030	67,999	70,653
Corporate	-	-	-	-
Total	$130,052	138,107	394,423	424,959

Depreciation, depletion and amortization
CAAP	$13,583	15,536	43,062	44,403
Midwest	3,729	3,655	11,456	10,637
Corporate	46	29	103	84
Total	$17,358	19,220	54,621	55,124

Total operating income (loss)
CAAP (1)	$(4,226)	(7,172)	(19,601)	(3,504)
Midwest	(28)	417	(1,056)	745
Corporate	(4,274)	(3,706)	(11,970)	(10,895)
Total	$(8,528)	(10,461)	(32,627)	(13,654)

Net earnings (loss) (2)
CAAP (1)	$(4,226)	(7,172)	(19,601)	(3,504)
Midwest	(28)	417	(1,056)	745
Corporate	(5,442)	(1,659)	(14,907)	(7,618)
Total	$(9,696)	(8,414)	(35,564)	(10,377)

(1)	CAAP operating income (loss) for the three and nine months ended September 30, 2007, includes a $6.1 million curtailment gain of the pension plan.
(2)	Income and expense items that are not included in income (loss) from operations are not allocated to the segments.

	September 30,	December 31,
	2007	2006
Total Assets
CAAP	$337,245	351,846
Midwest	94,445	93,384
Corporate	16,629	6,024
Total	$448,319	451,254

Goodwill
CAAP	$-	-
Midwest	26,492	26,492
Corporate	-	-
Total	$26,492	26,492

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes contained herein and the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Overview

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana. We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)). We derived 88% of our total revenues (contract and spot) in the nine months ended September 30, 2007 from coal sales to electric utility customers and the remaining 12% from coal sales to industrial and other companies or from synfuel handling fees.

CAPP Segment

In Central Appalachia, our coal is primarily sold to customers in the southern portion of the South Atlantic region of the United States. The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware. We have been providing coal to customers in the South Atlantic region since our formation in 1988. For the nine months ended September 30, 2007, CAPP produced 6.9 million tons of coal (including contract coal and purchased coal). Of the CAPP tons produced, 76% came from Company operated underground mines. For the nine months ended September 30, 2007, we shipped 6.8 million tons of coal and generated coal sale revenues of $321.0 million from our CAPP segment. For the nine months ended September 30, 2007, Georgia Power and South Carolina Public Service Authority were our largest customers, representing approximately 28% and 20% of our total revenues, respectively. No other CAPP customer accounted for more than 10% of our total revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the nine months ended September 30, 2007, our Midwest mines produced 2.4 million tons of coal. Of the Midwest tons produced, 82% came from Company operated surface mines. For the nine months ended September 30, 2007, we shipped 2.4 million tons of coal and generated coal sale revenues of $68.0 million from our Midwest segment. For the nine months ended September 30, 2007, our Midwest segment’s largest customer was Hoosier Energy which represented approximately 7% of our total revenues.

Results of Operations

Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006

The following tables shows selected operating results for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 (in 000’s except per ton amounts).

	Three Months Ended September 30,
	2007		2006		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	3,039		3,231		-6%
Revenues
Coal sales	$128,457	42.27	$137,734	42.63	-7%
Synfuel handling	1,595		373		328%
Cost of coal sold	119,251	39.24	121,389	37.57	-2%
Gain on curtailment of pension plan	(6,091)	(2.00)	-
Depreciation, depletion and amortization	17,358	5.71	19,220	5.95	-10%
Gross profit (loss)	(466)	(0.15)	(2,502)	(0.77)	-81%
Selling, general and administrative	8,062	2.65	7,959	2.46	1%

Volume and Revenues by Segment

	Three Months Ended September 30,
	2007		2006

	CAPP	Midwest	CAPP	Midwest

Volume (tons)	2,224	815	2,374	857

Coal sales revenue	$104,924	23,533	113,704	24,030

Average sales price per ton	$47.18	28.87	47.90	28.04

Coal sales revenue for the three months ended September 30, decreased from $137.7 million in 2006 to $128.5 million in 2007. This decrease was due to a decrease in both tons sold and the average sales price per ton in CAPP.  The decrease in tons sold in CAPP was due to weak market conditions for coal.  For the three months ended September 30, 2007, the CAPP region sold approximately 1.9 million tons of coal under long-term contracts (85% of total CAPP sales volume) at an average selling price of $46.14 per ton.  For the three months ended September 30, 2006, the CAPP region sold approximately 1.9 million tons of coal under long-term contracts (80% of total CAPP sales volume) at an average selling price of $44.80 per ton.  For the three months ended September 30, 2007, the CAPP region sold 340,000 tons of coal (15% of total CAPP sales volume) to the spot market at an average selling price of $59.26 per ton.  For the three months ended September 30, 2006, the CAPP region sold 466,000 tons of coal (20% of total CAPP sales volume) to the spot market at an average selling price of $60.40 per ton.

The Midwest’s region sales of coal were under long term contracts for both the 2007 and 2006 periods. For the three months ended September 30, 2007, the Midwest region sold 815,000 tons at an average sales price of $28.87.  For the three months ended September 30, 2006, the Midwest region sold 857,000 tons at an average sales price of $28.04.

Operating Costs by Segment

	Three Months Ended September 30,
	2007			2006

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$99,979	19,272	-	102,149	19,240	-

Per ton	44.95	23.65	-	43.03	22.45	-

Depreciation, depletion and amortization	13,583	3,729	46	15,536	3,655	29

Per ton	6.11	4.58	-	6.54	4.26	-

Cost of Coal Sold

For the three months ended September 30, the cost of coal sold, excluding depreciation, depletion and amortization, decreased from $121.4 million in 2006 to $119.3 million in 2007.  Our cost per ton of coal sold in the CAPP region increased from $43.03 per ton in the 2006 period to $44.95 per ton in the 2007 period.  This $1.92 increase in cost per ton of coal sold was due to several factors.  Labor and benefit costs increased by $0.58 per ton in the 2007.  This increase was primarily due to the impact of increased regulatory scrutiny, which negatively impacted our productivity, and increased benefit costs which were primarily the result of additional health benefits paid.  Variable costs increased $0.91 per ton, due to an increase in equipment rental at our surface mines and the impact of additional fuel costs due to more surface tons being mined in the nine months ended September 30, 2007 as compared to 2006.  Our cost per ton of coal sold in the Midwest increased $1.20 per ton to $23.65 per ton in the 2007 period.  The increase was primarily due to a $1.81 per ton increase in labor costs due to an increase in wages and an increase in headcount.  This increase in the Midwest was offset by a decrease in trucking costs of $0.46 per ton due to certain customers assuming responsibility for trucking costs.

Gain on curtailment of pension plan

Effective September 30, 2007, the Company froze pension plan benefit accruals for all employees covered under its non-contributory defined benefit pension plan, resulting in a curtailment gain of $6.1 million in the three months ended September 30, 2007.

Depreciation, depletion and amortization

For the three months ended September 30, depreciation, depletion and amortization decreased from $19.2 million in 2006 to $17.4 million in 2007.  In the CAPP region, depreciation, depletion and amortization decreased $2.0 million to $13.6 million or $6.11 per ton.  This decrease was primarily due to a drop in the depreciable assets base due to certain assets that became fully depreciated in May 2007.   In the Midwest, depreciation, depletion and amortization for the three months ended September 30, 2007 increased $0.1 million to $3.7 million or $4.58 per ton.

Selling, general and administrative

Selling, general and administrative expenses were $8.0 million for the three months ended September 30, 2006 and $8.1 million for the three months ended September 30, 2007.

Income Taxes

Our effective tax rate for the three months ended September 30, 2007 was 29%.  Our effective tax rate includes an income tax valuation allowance based on our forecasted taxable losses.   See Critical Accounting Estimates - Income Taxes.

In the same period in the prior year our effective tax rate was 41%. Our effective income tax rate is impacted by percentage depletion. Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties. Because percentage depletion can be deducted in excess of cost depletion, it creates a permanent difference and directly impacts the effective tax rate. Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Nine Months Ended September 30, 2007 Compared with the Nine Months Ended September 30, 2006

The following tables shows selected operating results for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 (in 000’s except per ton amounts).

	Nine Months Ended September 30,
	2007		2006		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	9,135		9,858		-7%
Revenues
Coal sales	$388,959	42.58	$421,652	42.77	-8%
Synfuel handling	5,464		3,307		65%
Cost of coal sold	355,295	38.89	361,766	36.70	-2%
Gain on curtailment of pension plan	(6,091)	(0.67)	-	-
Depreciation, depletion and amortization	54,621	5.98	55,124	5.59	-1%
Gross profit	(9,402)	(1.03)	8,069	0.82	-217%
Selling, general and administrative	23,225	2.54	21,723	2.20	7%

Volume and Revenues by Segment

	Nine Months Ended September 30,
	2007		2006

	CAPP	Midwest	CAPP	Midwest

Volume (tons)	6,775	2,360	7,303	2,555

Coal sales revenue	$320,960	67,999	350,999	70,653

Average sales price per ton	$47.37	28.81	48.06	27.65

Coal sales revenue for the nine months ended September 30, decreased from $421.7 million in 2006 to $389.0 million in 2007. This decrease was due to a decrease in both tons sold and the average sales price per ton in CAPP.  The decrease in tons sold in CAPP was due to weak market conditions for coal.  For the nine months ended September 30, 2007, the CAPP region sold 6.0 million tons of coal under long term contracts (89% of total CAPP sales volume) at an average selling price of $46.22 per ton.  For the nine months ended September 30, 2006, the CAPP region sold approximately 5.7 million tons of coal under long-term contracts (79% of total CAPP sales volume) at an average selling price of $44.66 per ton.  For the nine months ended September 30, 2007, the CAPP region sold 777,000 tons of coal (11% of total CAPP sales volume) to the spot market at an average selling price of $56.43 per ton.  For the nine months ended September 30, 2006, the CAPP region sold 1.6 million tons of coal (21% of total CAPP sales volume) to the spot market at an average selling price of $60.58 per ton.

The Midwest’s region sales of coal were under long term contracts for both the 2007 and 2006 periods. For the nine months ended September 30, 2007, the Midwest region sold 2.4 million tons at an average sales price of $28.81. For the nine months ended September 30, 2006, the Midwest region sold 2.6 million tons at an average sales price of $27.65.

Operating Costs by Segment

	Nine Months Ended September 30,
	2007			2006

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$299,801	55,494	-	304,241	57,525	-

Per ton	44.25	23.51	-	41.66	22.51	-

Depreciation, depletion and amortization	43,062	11,456	103	44,403	10,637	84

Per ton	6.36	4.85	-	6.08	4.16	-

Cost of Coal Sold

For the nine months ended September 30, the cost of coal sold, excluding depreciation, depletion and amortization, decreased from $361.8 million in 2006 to $355.3 million in 2007.  Our cost per ton of coal sold in the CAPP region increased from $41.66 per ton in the 2006 period to $44.25 per ton in the 2007 period.  This $2.59 increase in cost per ton of coal sold was due to several factors.  Labor and benefit costs increased by $0.78 per ton in the 2007 period.  This increase was primarily due to the impact of increased regulatory scrutiny, which negatively impacted our productivity, and increased benefit costs which were primarily the result of additional health benefits paid.  Variable costs increased by $1.05 per ton, primarily due to an increase in equipment rental at our surface mines an increase in maintenance and repair parts and the costs of complying with new safety standards and the impact of continuing regulatory scrutiny that began in 2006, which has impacted both our productivity and our overall mining costs.  Our cost per ton of coal sold in the Midwest increased $1.00 per ton to $23.51 per ton in the 2007 period.  The increase in cost per ton of coal sold was primarily due to a $1.91 per ton increase in labor costs due to an increase in wages and an increase in headcount.  This increase in the Midwest was offset by a decrease in trucking costs of $0.63 per ton due to certain customers assuming responsibility for trucking costs.

Gain on curtailment of pension plan

Effective September 30, 2007, the Company froze pension plan benefit accruals for all employees covered under its non-contributory defined benefit pension plan, resulting in a curtailment gain of $6.1 million in the nine months ended September 30, 2007.

Depreciation, depletion and amortization

For the nine months ended September 30, depreciation, depletion and amortization decreased from $55.1 million in 2006 to $54.6 million in 2007.  In the CAPP region, depreciation, depletion and amortization decreased $1.3 million to $43.1 million or $6.36 per ton.  This decrease was primarily due to a drop in the depreciable assets base due to certain assets that became fully depreciated in 2007. In the Midwest, depreciation, depletion and amortization for the nine months ended September 30, 2007 increased $0.8 million to $11.5 million or $4.85 per ton.  The increase in depreciation, depletion and amortization, in the Midwest, was due to capital expenditures which increased the depreciable asset base.

Selling, general and administrative

Selling, general and administrative expenses increased from $21.7 million for the nine months ended September 30, 2006 to $23.2 million for the nine months ended September 30, 2007.  The lower expense in 2006 was in part due to $0.5 million decrease in taxes in the nine months ended September 30, 2006, due to a reduction in the accrual for franchise taxes. The remaining increase in 2007 was due to an increase in certain salary and benefit amounts.

Charges associated with repayment of debt

The Company wrote off $2.4 million of financing charges in connection with the repayment of the Prior Senior Secured Credit Facility. The write off of the financing charges is classified as charges associated with repayment of debt.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2007 was 28%.  Our effective tax rate includes an income tax valuation allowance based on our forecasted taxable losses.  See Critical Accounting Estimates - Income Taxes.

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

Liquidity and Capital Resources

As September 30, 2007, our outstanding long term debt consists of $150 million of Senior Notes due on June 1, 2012 (the Senior Notes) and amounts outstanding under our Senior Secured Credit Facilities (discussed below).  The Senior Notes are unsecured and accrue interest at 9.375% per annum. Interest payments on the Senior Notes are required semi-annually. We may redeem the Senior Notes, in whole or in part, at any time on or after June 1, 2009 at redemption prices from 104.86% in 2009 to 100% in 2011. In addition, at any time prior to June 1, 2008, we may redeem up to 35% of the principal amount of the Senior Notes with the net cash proceeds of a public equity offering at a redemption price of 109.375%, plus accrued and unpaid interest to the redemption date.

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

On February 26, 2007, we entered into a $35.0 million Revolving Credit Agreement (the Revolver) and a $100.0 million Term Credit Agreement (collectively the Facilities). The Term Credit Agreement consists of a $40.0 million term facility (the Term Facility) and a $60.0 million letter of credit facility (the Letter of Credit Facility). A portion of the proceeds from the Facilities were used to repay the Prior Revolver and Prior Letter of Credit Facilities and to pay fees and expenses associated with the Facilities. The remaining proceeds are available for working capital and other general corporate purposes. The Letter of Credit Facility does not constitute a loan to us and accordingly is not available for borrowing by us.  The Letter of Credit Facility supports the issuance of up to $60 million of letters of credit. We entered into an Amendment and Waiver to the Senior Secured Credit Facility on August 7, 2007 (the Credit Amendment).  The Credit Amendment waived defaults under the Facilities as of June 30, 2007, modified certain existing financial covenants in the Facilities and added a minimum liquidity threshold. The Credit Amendment also increased the interest rates on the Facilities by 0.75%, prohibits prepayments of the Term Loan for a period of one year and exempts up to $40 million of cash proceeds from an equity offering from mandatory prepayment requirements.  The following is a summary of significant terms of the Facilities, as amended.

	Revolver	Term Facility	Letter of Credit Facility
Maturity	February 2012	February 2013	February 2013

Interest/Usage Rate	Our option of Base Rate(a) plus 1.75% or LIBOR plus 2.75% per annum	Our option of Base Rate(a) plus 3.75% or LIBOR plus 4.75% per annum	4.75% per annum

Maximum Availability	Lesser of $35.0 million and the borrowing base (b)	$39.2 million as of September 30, 2007.	$60.0 million

Principal Repayments	None	$400,000 is due quarterly.	Not applicable

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 0.5% and (2) the prime rate.

(b)
The Revolver’s borrowing base is the sum of up to 85% of the eligible accounts receivable plus the lesser of (1) up to 60% of eligible inventory and (2) up to 85% of the net orderly liquidation value of eligible inventory; minus reserves from time to time set by the administrative agent.

The Revolver provides that we can use up to $10.0 million of the Revolver availability to issue letters of credit. The Revolver provides for a 2.75% fee on any outstanding letter of credits issued under the Revolver and a 0.5% fee on the unused portion of the Revolver. The Facilities require certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Facilities include financial covenants that require us to maintain a minimum EBITDA, a maximum leverage ratio and a minimum liquidity threshold and limit capital expenditures, each as defined by the agreement.  We were not in compliance with the minimum EBITDA and leverage ratio covenants required by our Senior Secured Credit Facility as of June 30, 2007. The Credit Amendment in August 2007 waived these defaults as of June 30, 2007, modified the existing financial covenants, added a minimum liquidity threshold and made other changes to the Facilities.  As a result of the Credit Amendment, we were in compliance with all of the financial covenants under the Facilities as of September 30, 2007.  For more detail regarding the covenants under the Facilities, see Part II - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.”  The Facilities are secured by substantially all of our assets.

We plan to raise approximately $30 million of capital during the fourth quarter of 2007.  We have not yet determined the type of equity security we will issue.  We intend to use the proceeds from any such transaction to (1) to pay down the revolving credit facility; (2) to fund capital expenditures mandated by federal and state safety regulations; (3) to fund capital expenditures associated with cost-cutting changes to the mine portfolio; and (4) for general corporate purposes.  We intend to review our capital raising options as expeditiously as possible, and expect to complete any such transaction prior to December 31, 2007.  There can be no assurance however, that any such capital raising efforts can be completed within this timeframe or on terms acceptable to us.  We believe that the planned capital raise will allow us to meet our capital needs as described above and the minimum liquidity threshold of $25 million that will be effective under our Facilities at December 31, 2007.  If necessary, we will consider the issuance of equity, the sale of assets or other alternatives to ensure that we remain in compliance with the covenants.

Nothing in this Quarterly Report on Form 10-Q shall constitute an offer to sell or the solicitation of an offer to buy any securities.

The following chart reflects the components of our debt as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Senior Notes	$150,000	$150,000
Term Facility	39,200	-
Senior Secured Credit Facility – Revolver	15,044	-
Prior Senior Secured Credit Facility – Revolver	-	17,493
Total long-term debt	204,244	167,493
Less amounts classified as current	1,600	-
Total long-term debt, less current maturities	$202,644	$167,493

As a result of the completion of the Facilities, as amended, we expect to have adequate liquidity to operate our business throughout the remainder of 2007.  We believe that we must pursue one of several options to meet the minimum liquidity requirement under the Facilities at December 31, 2007.  Further, we believe that the proposed capital raise will allow us to meet the minimum liquidity requirement at December 31, 2007.  At September 30, 2007, we had available liquidity of $11.0 million. This available liquidity consisted of cash and cash equivalents of $1.1 million and availability of $9.9 million under the Revolver.

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

Our secondary source of cash is the Revolver. We believe that cash on hand, cash generated from our operating activities, and availability under the Revolver will be sufficient to meet our working capital needs, to fund our capital expenditures for existing operations and to meet our debt service obligations through the remainder of 2007.  We believe that we must pursue one of several options to meet the minimum liquidity requirement under the Facilities at December 31, 2007.  Further, we believe that the proposed capital raise will allow us to meet the minimum liquidity requirement at December 31, 2007.  If these sources prove inadequate to meet our capital needs, we may consider the sale of assets or other alternatives.  Nevertheless, there are many factors beyond our control, including general economic, regulatory and coal market conditions that could have a material adverse impact on our ability to meet our liquidity needs.

In the event that the sources of cash described above are not sufficient to meet our future cash requirements, we will need to reduce certain planned expenditures, seek additional financing, or both. If debt financing is not available on favorable terms, we may seek to raise funds through the issuance of additional equity securities. If such actions are not sufficient, we may need to limit our growth, sell assets or reduce or curtail some of our operations to levels consistent with the constraints imposed by our available cash flow, or both. Our ability to seek additional debt or equity financing may be limited by our existing and any future financing arrangements, economic and financial conditions, or both. In particular, our Senior Notes and the Facilities restrict our ability to incur additional indebtedness. We cannot provide assurance that any reductions in our planned expenditures or in our expansion would be sufficient to cover shortfalls in available cash or that additional debt or equity financing would be available on terms acceptable to us, if at all.

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

Net cash provided by operating activities reflects net income or loss adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash provided by operating activities was $4.4 million for the nine months ended September 30, 2007, and net cash provided by operating activities was $26.2 million for the nine months ended September 30, 2006. The decrease in cash provided by operations is primarily due to the increase in our net loss as compared to the prior year. During the nine months ended September 30, 2007, our net loss, as adjusted for non cash charges, was offset by a $3.3 million decrease in cash from our operating assets and liabilities.

Net cash used in investing activities decreased by $7.5 million to $36.9 million for the nine months ended September 30, 2007 as compared to the same period in 2006. The decrease was primarily due to a reduction in capital expenditures. Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations.  In the nine months ended 2006, we also received $6.7 million of proceeds from the sale of property.

Net cash provided by financing activities was $31.9 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, we received $40 million of proceeds from the Term Loan and had $15.0 million of net borrowings on our Revolver. These cash inflows were offset by a $17.5 million repayment of our Prior Revolver, $4.6 million of costs associated with the Senior Secured Credit Facilities and $1.1 million of other debt repayments.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through September 30, 2007, we estimate that, as of September 30, 2007, we controlled approximately 228.1 million tons of proven and probable coal reserves in the CAPP region and 42.5 millions tons in the Midwest region.  The following table provides additional information regarding changes to our reserves since December 31, 2006 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2006 (1)	233.0	40.2	273.2
Coal Extracted	(6.3)	(2.4)	(8.7)
Acquisitions (2)	0.6	2.5	3.1
Divesture (3)	(1.2)	-	(1.2)
Adjustments (4)	2.0	2.2	4.2
Proven and Probable Reserves, as of September 30, 2007 (1)	228.1	42.5	270.6

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are subject to the provisions of FIN 48 as of January 1, 2007, and have analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

EBITDA and Adjusted EBITDA are also measures used by management to measure operating performance. We define EBITDA as net income plus interest expense (net), income tax expense (benefit) and depreciation, depletion and amortization, to better measure our operating performance. We regularly use EBITDA to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. In addition, we use EBITDA in evaluating acquisition targets. EBITDA is not a recognized term under GAAP and is not an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or an alternative to cash flow from operating activities as a measure of operating liquidity.  Adjusted EBITDA is used in calculating compliance with our debt covenants and adjusts EBITDA for certain items as defined in our debt agreements, including stock compensation and bank fees.

In the selling, general and administrative area, we closely monitor the gross dollars spent per mine operation and in support functions. We also regularly measure our performance against our internally-prepared budgets.

Trends In Our Business

Beginning in 2006, demand slowed for coal which led to a softening in coal prices.  Recently, we believe that the demand for coal has begun to tighten.  We believe that the tightening in demand is due to an increase in export coal and the decrease in production in the CAPP region due to increased regulatory pressures on costs and the recent soft market keeping coal prices lower.   We believe that these factors will continue into 2008 and lead to increased coal prices.  We believe that, in the long term, the market for coal in the United States remains strong as coal continues to be one of the most economical energy sources. However, while we are not able to predict when the coal market will begin to strengthen, we believe that a projected long term increase in demand for coal will lead to higher coal prices in the future. A number of factors beyond our control impact coal prices, including:

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At September 30, 2007, we had $101.7 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $56.7 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $4.7 million. Recently, surety bond costs have increased and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations. At September 30, 2007, we had $56.0 million of letters of credit outstanding. The letters of credits were issued under our Letter of Credit Facility.

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

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs. The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.4% at December 31, 2006. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.4% to 4.9%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $1.5 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of September 30, 2007 was $56.5 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.5% at December 31, 2006. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.5% to 5.0%, all other things being equal, the present value of our black lung obligation would increase by approximately $1.7 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of September 30, 2007 was $28.0 million.

Defined Benefit Pension

The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate, future rate of increase in compensation levels and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments. At December 31, 2006, the discount rate used to determine the obligation was 5.55%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.55% to 5.05%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $5.3 million. The rate of increase in compensation levels is determined based upon our long-term plans for such increases. The rate of increase in compensation levels used was 4.0% for the period ended September 30, 2007. The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the period ended September 30, 2007.

Effective September 30, 2007, the Company froze pension plan benefit accruals for all employees covered under its non-contributory defined benefit pension plan, resulting in a curtailment gain of $6.1 million.  As of September 30, 2007, the Company valued the pension obligation to reflect the impact of the curtailment.  As of September 30, 2007, the Company used a discount rate of 6.0% and a 7.5% long term rate of return on assets to value its pension obligation.  Significant changes to these rates would introduce volatility to our pension expense. Our accrued pension obligation as of September 30, 2007 was $1.4 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. U.S generally accepted accounting principles require that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is based on interest rates of bonds with maturities similar to the estimated future cash flow. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under U.S. generally accepted accounting principles, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. U.S. generally accepted accounting principles recognize that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of September 30, 2007 was $33.4 million.

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

During 2007, due to our estimate of forecasted taxable losses for the year our annual effective tax rate includes an assumption that not all of the gross deferred tax asset projected as of December 31, 2007 will more likely than not be realized.

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

Other Supplemental Information

Sales Commitments

As of September 30, 2007, we had the following contractual commitments to ship coal at a fixed and known price (tons in 000’s):

	2008		2009		2010
	Average Price Per Ton	Tons	Average Price Per Ton	Tons	Average Price Per Ton	Tons
CAPP	$48.01	5,988	$51.18	1,000	$-	-

Midwest (a)	$28.36	3,230	$28.08	2,540	$29.00	200

(a)
Certain contracts in the Midwest include a customer option to increase or decrease the stated tons in the contract.  We have included option tons that we believe will be exercised based on current market prices. The prices for the Midwest in years 2007 to 2009 are minimum base price amounts that will be adjusted for fuel escalators.

Reconciliation of Non-GAAP Measures

EBITDA is a measure used by management to measure operating performance.  We define EBITDA as net income or loss plus interest expense (net), income tax expense (benefit) and depreciation, depletion and amortization (EBITDA), to better measure our operating performance.  We regularly use EBITDA to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates.  In addition, we use EBITDA in evaluating acquisition targets.

Adjusted EBITDA and the leverage ratio are the amounts used in our current debt covenants.  Adjusted EBITDA is defined as EBITDA further adjusted for certain cash and non-cash charges.  Adjusted EBITDA and the leverage ratio are used to determine compliance with financial covenants and our ability to engage in certain activities such as incurring additional debt and making certain payments.

EBITDA, Adjusted EBITDA, and the leverage ratio are not recognized terms under GAAP and are not an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or an alternative to cash flow from operating activities as a measure of operating liquidity.  Because not all companies use identical calculations, this presentation of EBITDA, Adjusted EBITDA and the leverage ratio may not be comparable to other similarly titled measures of other companies.  Additionally, EBITDA or Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as they do not reflect certain cash requirements such as tax payments, interest payments and other contractual obligations.

The leverage ratio is calculated as the Company’s Senior Funded Indebtedness divided by annualized adjusted EBITDA as calculated below.  The Senior Funded Indebtedness is $114.2 million and includes the amounts outstanding under our revolver, amounts of the letters of credit available to be issued under our letter of credit facility and the amounts outstanding on the term loan as of September 30, 2007.

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Net loss	$(9,696)	(8,414)	(35,564)	(10,377)
Income tax benefit	(3,917)	(5,900)	(13,620)	(14,487)
Interest expense	5,250	4,221	14,910	12,117
Interest income	(81)	(177)	(403)	(279)
Depreciation, depletion, and amortization	17,358	19,220	54,621	55,124
EBITDA (before adjustments)	$8,914	8,950	19,944	42,098
Other adjustments specified in our current debt agreement:
Gain on curtailment of pension plan	(6,091)	-	(6,091)	-
Charges associated with repaynent of debt		-	2,421	-
Other adjustments	2,406	1,727	6,695	5,366
Adjusted EBITDA	$5,229	10,677	22,969	47,464

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our $150 million Senior Notes have a fixed interest rate and are not sensitive to changes in the general level of interest rates.  Our Revolver and Term Facility entered into in February of 2007 have floating interest rates based on our option of either the base rate or LIBOR rate. As of September 30, 2007, we had $15.0 million outstanding under the Revolver and $39.2 million outstanding under the Term Facility. We are considering whether to use interest rate swaps to manage this risk. A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver and Term Facilities.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments. We believe that the percentage of our sales pursuant to long-term contracts was approximately 87% for the nine months ended September 30, 2007.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived 88% of our total revenues (contract and spot) for the nine months ended September 30, 2007 and 88% of our total revenues in 2006, from our electric utility customers. Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities). All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

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

Prior to placing excess fill material in valleys in connection with surface mining operations, coal mining companies are required to obtain a permit from the U.S. Army Corps of Engineers (Corps) under Section 404 of the Clean Water Act. The permit can be either a simplified Nation Wide Permit #21 (NWP 21) or a more complicated individual permit. Litigation respecting the validity of the NWP 21 permit program as currently administered has been ongoing for several years. On March 23, 2007, U.S. District Judge Robert Chambers of the Southern District of West Virginia struck down several 404 permits that had been issued by the Corps and found that the Corps’ decisions to issue such permits did not conform to the requirements of the Clean Water Act or the National Environmental Policy Act because the Corps failed to do a full assessment of all of the impacts of eliminating headwarter streams. This ruling applied only to the permits at issue in the case before Judge Chambers and has precedence only with respect to certain counties in southern West Virginia (where we do not now operate). However, the matters at issue in that case are likely to be litigated in the future in jurisdictions in which we do operate and a ruling for the plaintiffs in that litigation or the NWP 21 litigation could have an adverse impact on our planned surface mining operations

In January 2005, a virtually identical claim to that filed in West Virginia was filed in Kentucky. The plaintiffs in this case, Kentucky Riverkeepers, Inc., et al. v. Colonel Robert A. Rowlette, Jr., et al., Civil Action No 05-CV-36-JBC, seek the same relief as that sought in West Virginia. The court heard oral arguments on a summary judgment motion in late 2005. A ruling for the plaintiffs in this matter could have an adverse impact on our planned surface mining operations.

We have significant reclamation and mine closure obligations. If the assumptions underlying our accruals are materially inaccurate, we could be required to expend greater amounts than anticipated.

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Under U.S. generally accepted accounting principles we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. Specifically, the fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At September 30, 2007, we had accrued $33.4 million related to estimated mine reclamation costs. These amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

For the nine months ended September 30, 2007, we generated approximately 84% of our total revenues from several long-term contracts with electrical utilities, including 28% from our largest customer, Georgia Power Company, and 20% from South Carolina Public Service Authority. At September 30, 2007, we had coal supply agreements with these customers that expire in 2007 to 2009. The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

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

The mine disasters that occurred during 2006 in West Virginia and other states led to the enactment of significant new federal and state laws and regulations relating to safety in underground coal mines and increased enforcement activities by federal and state regulators.  These laws and regulations include requirements for constructing and maintaining caches for the storage of additional self-contained self rescuers throughout underground mines; installing rescue chambers in underground mines; constant tracking of and communication with personnel in the mines; installing cable lifelines from the mine portal to all sections of the mine to assist in emergency escape; submission and approval of emergency response plans; and new and additional safety training.  Additionally, new requirements for the prompt reporting of accidents and increased fines and penalties for violation of these and existing regulations have been implemented.  Most recently, on May 22, 2007, the Mine Safety and Health Administration issued an emergency temporary standard respecting the construction standards for seals in underground mines and related matters. These new laws and regulations will cause us to incur substantial additional costs, which will adversely impact our operating performance.

By letter dated June 14, 2007, our Blue Diamond Coal Company Mine No. 77 was notified by the U.S. Department of Labor, Mine Safety and Health Administration (MSHA), that a potential pattern of violations may exist at Mine No. 77 based upon initial screening and pattern criteria review by MSHA.  After conducting a comprehensive review of the operation, Blue Diamond submitted a plan to MSHA designed to enhance employee safety at the mine through better education, training, mining practices, and safety management.   Following implementation of the plan, MSHA conducted a complete inspection of the mine and further evaluated the situation.  By letter dated October 2, 2007, MSHA advised Blue Diamond Coal Company that a potential pattern of violations no longer continues to exist at the mine and that MSHA therefore will take no further action with respect to this matter.   However, MSHA will continue to review mine No. 77 and our other mines and could decide to issue a Notice of a Pattern of Violations. The issuance of a Notice of a Pattern of Violations could have a significant impact on our operations.

Unexpected increases in raw material costs could significantly impair our operating results.

Our coal mining operations use significant amounts of steel, petroleum products and other raw materials in various pieces of mining equipment, supplies and materials, including the roof bolts required by the room and pillar method of mining. Recently, petroleum prices and other commodity prices have risen significantly, and, historically, the prices of scrap steel and petroleum have fluctuated. If the price of steel or other of these materials continue to increase, our operational expenses will increase, which could have a significant negative impact on our operating results

Coal mining is subject to conditions or events beyond our control, which could cause our quarterly or annual results to deteriorate.

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

In addition to coal we produce from our Company-operated mines, we have mines that typically are operated by independent contract mine operators, and we purchase coal from third parties for resale. For the nine months ended September 30, 2007, approximately 1% of our total production came from mines operated by independent contract mine operators and approximately 8% of our total coal produced came from third party purchased coal sources. Operational difficulties, changes in demand for contract mine operators from our competitors and other factors beyond our control could affect the availability, pricing and quality of coal produced for us by independent contract mine operators. Disruptions in supply, increases in prices paid for coal produced by independent contract mine operators or purchased from third parties, or the availability of more lucrative direct sales opportunities for our purchased coal sources could increase our costs or lower our volumes, either of which could negatively affect our profitability.

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

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. As of September 30, 2007, we had outstanding surety bonds with third parties for post-mining reclamation totaling $56.7 million. Furthermore, we have surety bonds for an additional $45.0 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations. Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit or other assurances of payment. However, letters of credit can be significantly more costly to us than surety bonds. The issuance of letters of credit under our senior secured credit facility also reduces amounts that we can borrow under our senior secured credit facility for other purposes. If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may be negatively affected.

We have significant unfunded obligations for long-term employee benefits for which we accrue based upon assumptions, which, if incorrect, could result in us being required to expend greater amounts than anticipated.

We are required by law to provide various long-term employee benefits. We accrue amounts for these obligations based on the present value of expected future costs. We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations. At September 30, 2007, the current and non-current portions of these obligations included $28.0 million for coal workers’ black lung benefits and $56.5 million for workers’ compensation benefits.

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

We provide pension benefits to eligible employees. As of September 30, 2007, we estimated that our pension plan was underfunded by approximately $1.4 million. If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated. The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

Our debt instruments impose a number of restrictions on us, some of which become more restrictive over time. A failure to comply with these restrictions could adversely affect our ability to borrow under our revolving credit facility or result in an event of default under our debt instruments. Our debt instruments contain financial and other covenants that create limitations on our ability to, among other things, borrow the full amount on our revolver, issue letters of credit under our letter of credit facility or incur additional debt, and require us to maintain various financial ratios and comply with various other financial covenants. These covenants include the following:

•
The facilities require that we achieve minimum Adjusted EBITDA (as defined in the facilities as Consolidated EBITDA) of at least $19.0 million for the nine months ended September 30, 2007.  The amount of minimum Adjusted EBITDA is then measured at the end of each quarter on a trailing 12-month basis, beginning with $23.2 million for the 12 months ended December 31, 2007, and increasing each quarter thereafter.  For the nine months ended September 30, 2007, we had Adjusted EBITDA of $23 million.  Adjusted EBITDA is not a recognized term under GAAP and is not an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or an alternative to cash flow from operating activities as a measure of operating liquidity.  The most directly comparable GAAP financial measure is net loss.  For the nine months ended September 30, 2007, we had net loss of $35.6 million.  Adjusted EBITDA is defined and reconciled to EBITDA and Net Loss under “Reconciliation of Non-GAAP Measures” in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
The facilities require that our Leverage Ratio (as defined in the facilities) not exceed a specified multiple at the end of each quarter.  As of September 30, 2007, our Leverage Ratio was required not to exceed 4.5x.  The Leverage Ratio is permitted to be higher as of December 31, 2007 and March 31, 2008, but decreases to 3.6x as of June 30, 2008 and decreases further thereafter.  As of September 30, 2007, our Leverage Ratio was 3.7x.  Leverage Ratio is defined and reconciled to EBITDA and Net Loss under “Reconciliation of Non-GAAP Measures” in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
The facilities limit the Capital Expenditures (other than Mandated Capital Expenditures) (as both are defined in the facilities) that we may make or agree to make in any fiscal year.  For the fiscal years ended December 31, 2007 and 2008, we may not make Capital Expenditures in excess of $56.1 million.  For the fiscal year ended December 31, 2009 and each fiscal year thereafter, we may not make Capital Expenditures in excess of $66 million.  For the nine months ended September 30, 2007, we had made Capital Expenditures of $37 million.

•
The facilities require that our Minimum Liquidity (as defined in the facilities) be no less than a specified amount at the end of each quarter.  As of September 30, 2007, we were required to have Minimum Liquidity of at least $10.0 million.  The Minimum Liquidity Requirement increases to $25.0 million as of December 31, 2007, and declines as of March 31, 2008 and thereafter.  As of September 30, 2007, our Minimum Liquidity was $ 21 million.

Additional detail regarding the terms of the facilities, including these covenants and the related definitions, can be found in our current report on Form 8-K filed on August 8, 2007.

We were not in compliance with the minimum Adjusted EBITDA and leverage Ratio required by our facilities as of June 30, 2007. We entered into an amendment to the facilities in August 2007 that waived the non-compliance as of June 30, 2007, and also modified our minimum Adjusted EBITDA, total leverage ratio and maximum limits on capital expenditures covenants for future periods. The amendment also added the minimum liquidity threshold and made other changes to the facilities.  As a result of this amendment, we were in compliance with all of the financial covenants of the facilities as of September 30, 2007, although we cannot assure you that we will remain in compliance in subsequent periods.

We plan to raise approximately $30 million of capital during the fourth quarter.  We believe that the planned capital raise will allow us to meet the minimum liquidity threshold of $25 million that will be effective under our facilities at December 31, 2007.  There can be no assurance however, that such capital raising efforts can be completed within this timeframe or on terms acceptable to us.

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

We supply coal to a third party synfuel plant and receive fees for the handling, shipping and marketing of the synfuel product. Synfuel is a synthetic fuel product that is produced by chemically altering coal. In the nine months ended 2007, 1% of our total revenues came from synfuel handling, shipping and marketing revenues. Sales of the fuel processed through these types of facilities are eligible for non-conventional fuels tax credits under Section 29 of the Internal Revenue Code. The owner of the facility that we supply with coal has obtained a Private Letter Ruling (“PLR”) from the Internal Revenue Service confirming that the facility produces a qualified fuel eligible for Section 29 tax credits. The Section 29 tax credit program is scheduled to expire on December 31, 2007. There is a risk that the market price of oil could make the operation of the synfuel plant unprofitable and cause the synfuel plants to cease operations. Synfuel plant closures will result in the loss of the handling, shipping and marketing fees for our services, which may negatively affect our profitability.

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

We do not anticipate paying any cash dividends on our common stock in the near future. In addition, covenants in our senior secured credit facility and senior notes restrict our ability to pay cash dividends and may prohibit the payment of dividends and certain other payments.

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

Subject to the rules of the Nasdaq Stock Market, we may issue additional shares of common stock without stockholder approval, in a number of circumstances.  We may issue common stock for cash, for assets or in exchange for our outstanding indebtedness.  Any such issuances may be at prices or valuations that are lower than the then-prevailing market price of our common stock.  The issuance by us of additional common stock will have the following effects:

•	Our existing stockholders’ proportionate ownership interest in us will decrease;
•	The relative voting strength of each previously outstanding share may be diminished; and
•	The market price of our common stock may decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have made no sales of unregistered securities during the period covered by this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains information about purchases by us of our equity securities during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2007(a)	742	$ 12.37	N/A	N/A

(a)
The “Total Number of Shares Purchased” column consists of shares that were deemed to be purchased by the Company in connection with participants’ surrender of shares to satisfy tax withholding obligation arising in connection with the vesting of restricted shares pursuant to our 2004 Stock Plan.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

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

November 2, 2007