Form 10-K
period 2007-12-31
James River Coal CO
filed 2008-03-06
CIK 1297720

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File Number
December 31, 2007	000-51129

JAMES RIVER COAL COMPANY
(Exact name of registrant as specified in its charter)

Virginia	54-1602012
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

901 E. Byrd Street, Suite 1600
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (804) 780-3000

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.01 per share
Series A Participating Cumulative Preferred
Stock Purchase Rights
Name of each exchange on which registered:	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act:	None

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
     ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐             No    ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing sale price of Common Stock, par value $0.01 per share, on June 30, 2007 as reported on the Nasdaq Global Market, was approximately $188,481,219 (affiliates being, for these purposes only, directors, executive officers and holders of more than 10% of the registrant’s Common Stock).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    ☒             No   ☐

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of February 28, 2008 was 21,906,265.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Item 1.     Business

General Business

Overview

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana.  As of December 31, 2007, our six mining complexes included 15 underground mines, 11 surface mines and ten preparation plants, four of which have integrated rail loadout facilities and three of which use a common loadout facility at a separate location.  As of December 31, 2007, we believe that we controlled approximately 267.9 million tons of proven and probable coal reserves.  At current production levels, we believe these reserves would support greater than 23 years of production.

In 2007, we produced 11.2 million tons of coal (including 109,000 tons of coal produced in our mines that are operated by contract mine operators) and we purchased another 880,000 tons for resale.  Of the 11.1 million tons we produced from Company-operated mines, approximately 66% came from underground mines, while the remaining 34% came from surface mines.  In 2007, we generated revenues of $520.6 million and had a net loss of $54.0 million.  Approximately 86% of our 2007 revenues were generated from coal sales to electric utility companies and 14% came from coal sales to industrial and other companies or from synfuel handling fees.  In 2007, Georgia Power Company and South Carolina Public Service Authority were our largest customers, representing approximately 28% and 19% of our revenues, respectively.  No other customer accounted for more than 10% of our revenues.

The coal that we sell is obtained from three sources:  our Company-operated mines, mines that are operated by independent contract mine operators, and other third parties from whom we purchase coal for resale.  Contract mining and coal purchased from other third parties provide flexibility to increase or decrease production based on market conditions.  The table below reflects the amount and percentage of coal obtained from those sources in 2007:

	Tons (000)	Percentage of total coal obtained by the Company
Coal produced from Company-operated mines	11,062	91.8%
Coal obtained from mines operated by independent contractors	109	0.9%
Coal purchased from other third parties	880	7.3%
	12,051	100.0%

In 2007, we received less than 2% of our revenues from coal supplied to a third party synfuel plant and received fees for the handling, shipping and marketing of the synfuel product.  Synfuel is a synthetic fuel product that is produced by chemically altering coal.  After January 1, 2008, we will no longer have any revenues related to synfuel.

Mining Methods

Our Company-operated and contractor mines produce coal using different mining methods.  These methods are room and pillar underground mining and contour and point removal surface mining. These methods are described in more detail below.

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

In the Central Appalachia Region (CAPP), we use the contour and highwall surface mining methods.  Contour and highwall mining is used where removal of all the overburden overlying a coal seam is either uneconomical or impossible due to property control or other issues.  With contour mining, a contour cut is taken along the outcrop of the seam and the coal is removed from the exposed pit.  Highwall mining can then take place where the seam is exposed in the highwall.  A highwall miner resembles an underground continuous miner.  The highwall miner cuts entries into the coal seam up to 10 feet wide and up to 900 feet deep.  The coal is transported to the surface through the augers and loaded into trucks using a loader.  The contour area is then reclaimed by returning overburden to the pit and restoring the mountainside to its approximate original contour.  Reserve recovery using this method of mining is typically approximately 70%.

As of December 31, 2007, we had 11 surface mines including one contract operated surface mine.

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

As of December 31, 2007, we had 15 Company-operated mines in operation, of which 12 were drift mines, and the remaining three were below-drainage mines.

Mining Operations

Our coal production is conducted through five mining complexes in the Central Appalachia Region and one mining complex in the Midwest Region.  We generally do not own the land on which we conduct our mining operations.  Rather, our coal reserves are controlled pursuant to leases from third party landowners.  We believe that greater than 95% and 90% of our coal reserves in the Central Appalachia Region and Midwest Region, respectively, are controlled pursuant to leases from third party landowners.  These leases typically convey mining rights to the coal producer in exchange for a per ton fee or royalty payment of a percentage of the gross sales price to the lessor.  The average royalties for coal reserves from our producing properties were approximately 7.7% and 3.3% of produced coal revenue for the year ended December 31, 2007 in the Central Appalachia Region and the Midwest Region, respectively.

All of our operations are located on or near public highways and receive electrical power from commercially available sources.  Existing facilities and equipment are maintained in good working condition and are continuously updated through capital expenditure investments.

The following table provides summary information on our mining complexes as of December 31, 2007:

	Number and Type of Mines				Quality of Shipments for the year ended 2007
Mining Complex	Underground	Surface (S) and Highwall (HW)	Total	Tons Shipped (000’s)	Average Sulfur Content	Average Ash Content	Average BTU Content
Central Appalachia
Bell County Coal Corporation	2	-	2	945	1.5	9.6	12,625
Bledsoe Coal Corporation	4	1S	5	2,581	1.2	10.4	12,648
Blue Diamond Coal Corporation	3	3S/1HW(1)	6	1,703	0.9	9.3	12,818
Leeco, Inc.	1	1S /1HW(1)	2	1,229	1.0	10.4	12,746
McCoy Elkhorn Coal Corporation	4	-	4	2,435	1.5	8.0	12,911

Midwest
Triad Mining, Inc	1	6	7	3,156	2.7	8.7	11,205

(1)  Highwall Miner operated in conjunction with surface mining.

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

The following summarizes additional information concerning each of our six mining complexes:

Bell County.  The Bell County complex is located in Bell County in eastern Kentucky, and consists of two Company-operated underground mines.  We use room and pillar mining to mine the Buckeye Springs and Garmedia seams of coal.  Coal is processed at our preparation plant and loaded into railcars via an integrated four-hour unit train loadout that is serviced by both the CSX and Norfolk Southern railroads.  As of December 31, 2007, we employed 125 mining and support personnel at this complex.

Bledsoe.  The Bledsoe complex is located in Leslie and Harlan counties in eastern Kentucky, and consists of four Company-operated underground mines and one Company-operated surface mine.  We use room and pillar mining to mine the Hazard #4 seam of coal at this complex for our underground mine, and our surface mines use the contour method and/or the highwall mining method to mine Hazard Seams #7, #10, #11 and #12.  Coal is processed at one of two preparation plants and loaded into railcars at a separate location via a four-hour unit train loadout on the CSX railroad.  As of December 31, 2007, we employed 390 mining and support personnel at this complex.

Blue Diamond.  The Blue Diamond complex is located in Leslie, Perry and Letcher counties in eastern Kentucky, and consists of three Company-operated underground mines, two Company-operated surface mines and one contractor-operated mine.  Our Company-operated underground mines use room and pillar mining to mine the Hazard #4.  The surface mines use the contour method and/or the highwall mining method to mine the #9, #5A, and #7 seams and our contract mine operator uses the same method to mine the Leatherwood seam.  Coal is processed at our preparation plant, and loaded into railcars via an integrated four-hour unit train loadout on the CSX railroad.  As of December 31, 2007, we employed 298 mining and support personnel at this complex.

Leeco.  The Leeco complex is located in Knott and Perry counties in eastern Kentucky, and consists of one Company-operated underground mine and one Company-operated surface mine with a highwall miner.  Our underground mine uses room and pillar mining to mine the Amburgy seam of coal and our surface mine uses the contour and highwall mining methods to mine the Hazard #8 and #9 seams.  Coal is processed at our preparation plant and loaded into railcars via an integrated four-hour unit train loadout on the CSX railroad.  As of December 31, 2007, we employed 216 mining and support personnel at this complex.

McCoy Elkhorn.  The McCoy Elkhorn complex is located in Pike and Floyd counties in eastern Kentucky, and consists of four Company-operated underground mines.  We use room and pillar mining to mine the Millard, Elkhorn #2, Elkhorn #3, and Pond Creek seams of coal.  Coal is processed at one of our two preparation plants and loaded into railcars via integrated four-hour unit train loadouts on the CSX railroad.  As of December 31, 2007, we employed 378 mining and support personnel at this complex.

Triad.  The Triad complex is located in Pike and Knox counties in southern Indiana and consists of six surface mines and one underground mine, all of which we operate.  We use room and pillar mining to mine the Springfield seam of coal, and use the surface mine  method to mine multiple seams, including the Danville, Millersburg, Hymera, Bucktown and Springfield seams.  Coal is processed at one of three active preparation plants and loaded into trucks for delivery to the customer or by rail at our Switz City loadout.  The Switz City loadout is serviced by Indiana Railroad and the Indiana Southern Railroad.  As of December 31, 2007, we employed approximately 254 mining and support personnel at this complex.

Contract mining represented less than 1% of our coal production in the year ended December 31, 2007. Each mining complex monitors its contract mining operations and provides geological and engineering assistance to the contract mine operators.  The contract mine operators generally provide their own equipment and operate the mines using their employees.  Independent contract mine operators are paid a fixed rate for each ton of saleable product.  We are primarily responsible for the reclamation activities involved with all contractor-operated mines.  Contractors that operate surface mines, however, typically are contractually obligated to perform, on our behalf, the reclamation activities associated with the mines they operate.  Our relationships with contract mine operators typically can be cancelled by either party without penalty by giving between 30 and 60 days notice.

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

MM&A has not conducted a coal reserve study on our December 31, 2007 reserve estimate.  We continue to have an ongoing mineral development drilling and exploration program on our coal properties and plan to update our third party reserve study from time to time.  Any future negative changes in our reserves could have a material adverse impact on our depreciation, depletion and amortization expense.  A material adverse impact could also lead to a charge for impairment of the value of our coal property assets.

As of December 31, 2007, we estimated that we controlled approximately 225.3 million tons of proven and probable coal reserves in Central Appalachia and 42.6 millions tons of proven and probable coal reserves in the Midwest.

Reserves for these purposes are defined by SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  The reserve estimates have been prepared using industry-standard methodology to provide reasonable assurance that the reserves are recoverable, considering technical, economic and legal limitations.  Although the MM&A studies found our reserves to be reasonable (not withstanding unforeseen geological, market, labor or regulatory issues that may affect the operations), MM&A’s engagement did not include performing an economic feasibility study for our reserves.  In accordance with standard industry practice, we have performed our own economic feasibility analysis for our reserves.  It is not generally considered to be practical, however, nor is it standard industry practice, to perform a feasibility study for a company’s entire reserve portfolio.  In addition, MM&A did not independently verify our control of our properties, and has relied solely on property information supplied by us.  Reserve acreage, average seam thickness, average seam density and average mine and wash recovery percentages were verified by MM&A to prepare a reserve tonnage estimate for each reserve.

The following table provides information on our mining complexes.  Except as noted, the reserve and quality information is based on the MM&A studies:

	Proven & Probable Reserves (1) (millions of tons)			Approximate Overall Reserve Quality (2), (3)
Mining Complex	As of Most Recent MM&A Studies (3)	As of December 31, 2007 (4)	Estimated Years of Reserve Life Based on 2007 Production Levels	Ash Content (%)	Sulfur Content (%)	Heat Value (Btu/lb.)
Central Appalachia
Bell County	12.5	10.8	18.7	5.1	1.0	13,500

Bledsoe	59.1	55.1	23.6	7.8	1.2	13,000

Blue Diamond	66.2	81.9	47.5	4.7	1.1	13,700

Leeco	35.7	42.2	35.8	7.0	1.2	13,200

McCoy Elkhorn	33.8	35.3	15.6	5.7	1.6	13,300

Total/Average	207.3	225.3	27.9	6.3	1.3	13,300

Midwest
Triad	33.4	42.6	13.6	8.8	3.2	12,000

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

(4)
Represents the Company’s estimate of reserves at December 31, 2007 based on additional information or reserves obtained from exploration and acquisition activities, production activities or discovery of new geologic information.  We calculated the adjustments to the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these December 31, 2007 estimates have not been reviewed by MM&A.

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

Our mining complexes are supported by personnel located in London and Lexington, Kentucky who provide engineering and permitting assistance, project management, land management and lease administration, coal quality control and quality reporting, accounting and purchasing support, and railroad transportation scheduling services.

Customers and Coal Contracts

As is customary in the coal industry, we regularly enter into long-term contracts (which we define as contracts with terms of more than one year) with many of our customers.  These arrangements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices.  In 2007, we generated approximately 82% of our total revenues from seven long-term contracts to sell coal to electric utilities.

For the year ended December 31, 2007, Georgia Power Company (28%) and South Carolina Public Service Authority (19%) were our largest customers by revenues.  No other customer accounted for more than 10% of revenues.

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

Competition

The U.S. coal industry is highly competitive, with numerous producers in all coal producing regions.  We compete against various large producers and hundreds of small producers.  According to the U.S. Department of Energy, the largest producer produced approximately 17.9% (based on tonnage produced) of the total United States production in 2006, the latest year for which government statistics are available.  The U.S. Department of Energy also reported 1,438 active coal mines in the United States in 2006.  Demand for our coal by our principal customers is affected by:

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

Employees

At December 31, 2007, we had 1,681 employees.  None of our employees are currently represented by collective bargaining agreements.  Relations with our employees are generally good.

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

While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. We estimate that we will make expenditures of approximately $3.4 million and $1.3 million for environmental control facilities and complying with new safety regulations in 2008 and 2009, respectively. These costs are in addition to reclamation and mine closing costs and the costs of treating mine water discharge, when necessary. Compliance with these laws has substantially increased the cost of coal mining, but is, in general, a cost common to all domestic coal producers.

Mine Health and Safety Laws

Stringent health and safety standards were imposed by federal legislation when the Federal Coal Mine Safety and Health Act of 1969 was adopted. The Federal Mine Safety and Health Act of 1977, which significantly expanded the enforcement of safety and health standards of the Coal Mine Safety and Health Act of 1969, imposes safety and health standards on all mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The Federal Mine Safety and Health Administration monitors compliance with these federal laws and regulations and can impose under recently enacted regulations maximum penalties of up to $220,000 for certain violations, as well as closure of the mine. In addition, as part of the Coal Mine Safety and Health Act of 1969 and the Federal Mine Safety and Health Act of 1977, the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, require payments of benefits to disabled coal miners with black lung disease and to certain survivors of miners who die from black lung disease.

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

In addition to the Black Lung Act, we also are liable under various state statutes for black lung claims. To a certain extent, our federal black lung liabilities are reduced by our state liabilities. Our total (federal and state) black lung benefit liabilities, including the current portions, totaled approximately $24.1 million at December 31, 2007. These obligations were unfunded at December 31, 2007.

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

Workers’ Compensation

We are required to compensate employees for work-related injuries. Our accrued workers’ compensation liabilities, including the current portion, were $53.6 million at December 31, 2007. These obligations are unfunded. Our expense for workers’ compensation was $9.5 million and $11.4 million in 2007 and 2006, respectively.  Both the federal government and the states in which we operate consider changes in workers’ compensation laws from time to time. Such changes, if enacted, could adversely affect us.

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

The SMCRA and similar state statutes, among other things, require that mined property be restored in accordance with specified standards and approved reclamation plans. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. The earliest a reclamation bond can be fully released is five years after reclamation has been achieved. All states impose on mine operators the responsibility for repairing or compensating for damage occurring on the surface as a result of mine subsidence, a possible consequence of underground mining. In addition, the Abandoned Mine Reclamation Fund, which is part of the SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore unreclaimed mines closed before 1977. The maximum tax is $0.315 per ton on surface mined coal and $0.135 per ton on underground-mine coal.

Statement of Financial Accounting Standards No. 143 (“Statement No. 143”) provides the guidance to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. This statement requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Asset retirement obligations primarily relate to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. At December 31, 2007, we had accrued $34.3 million related to estimated mine reclamation costs. The amounts recorded are dependent upon a number of variables, including the amount and timing of estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rate.

Our future operating results would be adversely affected if these accruals were determined to be insufficient. These obligations are unfunded. The amount that was expensed for the year ended December 31, 2007 was $2.3 million, while the related cash payment for such liability during the same period was $1.5 million.

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

We wish to caution readers that forward-looking statements, including disclosures which use words such as “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, and similar statements, are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, the following: a change in the demand for coal by electric utility customers; the loss of one or more of our largest customers; inability to secure new coal supply agreements or to extend existing coal supply agreements at market prices; our dependency on one railroad for transportation of a large percentage of our products; failure to exploit additional coal reserves; failure to diversify our operations; encountering difficult mining conditions; increased costs of complying with mine health and safety regulations; bottlenecks or other difficulties in transporting coal to our customers; delays in the development of new mining projects; increased costs of raw materials; the effects of litigation, regulation and competition; lack of availability of financing sources; our compliance with debt covenants; and the risk factors set forth in this Annual Report on Form 10-K under Item 1A “Risk Factors.” Those are representative of factors that could affect the outcome of the forward-looking statements. These and the other factors discussed elsewhere in this document are not necessarily all of the important factors that could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them.

Item 1A.     Risk Factors

Risks Related to the Coal Industry

Because the demand and pricing for coal is greatly influenced by consumption patterns of the domestic electricity generation industry, a reduction in the demand for coal by this industry would likely cause our revenues and profitability to decline significantly.

We derived 86% of our total revenues (contract and spot) in 2007 and 88% of our total revenues in 2006, from our electric utility customers. Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities). All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

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

We compete in a worldwide market. The pricing and demand for our products is affected by a number of factors beyond our control. These factors include:

•	currency exchange rates;
•	growth of economic development;
•	price of alternative sources of electricity;
•	world wide demand; and
•	ocean freight rates

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

Our Central Appalachia mines generally ship coal via rail systems. During 2007, we shipped in excess of 95% of our coal from our Central Appalachia mines via CSX. In the Midwest, we shipped approximately 64% of our produced coal by truck and the remainder via rail systems.  Our dependence upon railroads and third party trucking companies impacts our ability to deliver coal to our customers. Disruption of service due to weather-related problems, strikes, lockouts, bottlenecks and other events could temporarily impair our ability to supply coal to our customers, resulting in decreased shipments. Decreased performance levels over longer periods of time could cause our customers to look elsewhere for their fuel needs, negatively affecting our revenues and profitability.

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

Prior to placing excess fill material in valleys in connection with surface mining operations, coal mining companies are required to obtain a permit from the U.S. Army Corps of Engineers (Corps) under Section 404 of the Clean Water Act. The permit can be either a simplified Nation Wide Permit #21 (NWP 21) or a more complicated individual permit. Litigation respecting the validity of the NWP 21 permit program as currently administered has been ongoing for several years. On March 23, 2007, U.S. District Judge Robert Chambers of the Southern District of West Virginia struck down several 404 permits that had been issued by the Corps and found that the Corps’ decisions to issue such permits did not conform to the requirements of the Clean Water Act or the National Environmental Policy Act because the Corps failed to do a full assessment of all of the impacts of eliminating headwater streams. This ruling applied only to the permits at issue in the case before Judge Chambers and has precedence only with respect to certain counties in southern West Virginia (where we do not now operate). However, the matters at issue in that case are likely to be litigated in the future in jurisdictions in which we do operate and a ruling for the plaintiffs in that litigation or the NWP 21 litigation could have an adverse impact on our planned surface mining operations

In January 2005, a virtually identical claim to that filed in West Virginia was filed in Kentucky. The plaintiffs in this case, Kentucky Riverkeepers, Inc., et al. v. Colonel Robert A. Rowlette, Jr., et al., Civil Action No 05-CV-36-JBC, seek the same relief as that sought in West Virginia. The court heard oral arguments on a summary judgment motion in late 2005. A ruling for the plaintiffs in this matter could have an adverse impact on our planned surface mining operations.

We have significant reclamation and mine closure obligations. If the assumptions underlying our accruals are materially inaccurate, we could be required to expend greater amounts than anticipated.

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Under U.S. generally accepted accounting principles we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. Specifically, the fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At December 31, 2007, we had accrued $34.3 million related to estimated mine reclamation costs. These amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

Risks Related to Our Operations

We have experienced operating losses and net losses in each of the last three years and may experience losses in the future.

We have experienced operating losses and net losses in the years ended December 31, 2007, 2006 and 2005.  Our operating loss and net loss increased in each of these three years.  In order to return to profitability, we must carefully manage our business, including the balance of our long-term and short-term sales contracts and our production costs.  Although we seek to balance our contract mix to achieve optimal revenues over the long term, the market price of coal is affected by many factors that are outside of our control.  Our production costs have increased in recent years, and we expect higher costs to continue for the next several years.  Accordingly, we cannot assure you that we will be able to achieve profitability in the future.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.

For 2007, we generated approximately 86% of our total revenues from several long-term contracts and spot sales with electrical utilities, including 28% from our largest customer, Georgia Power Company, and 19% from South Carolina Public Service Authority. At December 31, 2007, we had coal supply agreements with these customers that expire in 2008 to 2009. The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

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

The mine disasters that occurred during 2006 in West Virginia and other states led to the enactment of significant new federal and state laws and regulations relating to safety in underground coal mines and increased enforcement activities by federal and state regulators.  These laws and regulations, the most significant of which was the MINER Act,  include requirements for constructing and maintaining caches for the storage of additional self-contained self rescuers throughout underground mines; installing rescue chambers in underground mines; constant tracking of and communication with personnel in the mines; installing cable lifelines from the mine portal to all sections of the mine to assist in emergency escape; submission and approval of emergency response plans; and new and additional safety training.  In 2007, implementation of the MINER Act continued with new penalty regulations that significantly increased regular penalty amounts and special assessments.   In addition, a new emergency temporary standard was issued relating to mine seal requirements.  The outlook for 2008 includes a possibility that additional new federal legislation know as the S-MINER Act could be passed that would further increase the cost structure and materially adversely impact of mining operations.  Various states also have enacted their own new laws and regulations addressing many of these same subjects.    These new laws and regulations will cause us to incur substantial additional costs, which will adversely impact our operating performance.

During 2007, we were notified by the U.S. Department of Labor, Mine Safety and Health Administration (MSHA), that a potential pattern of violations may exist at three of our mines based upon initial screening and pattern criteria review by MSHA.  Upon receipt of such notifications, we conducted a comprehensive review of the operations at each mine and prepared and submitted plans to MSHA designed to enhance employee safety at the mines through better education, training, mining practices, and safety management.   Following implementation of the plans, MSHA conducts a complete inspection of each mine and further evaluates the situation.  MSHA has advised us with respect to one of the mines that a potential pattern of violations no longer continues to exists and that MSHA therefore will take no further action with respect to this matter.   However, MSHA will continue to review the mine and could decide to issue a Notice of a Pattern of Violations.  The evaluation process for the other two mines has not yet been completed by MSHA.   The issuance of a Notice of a Pattern of Violations could have a significant impact on our operations.

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

In addition to coal we produce from our Company-operated mines, we have mines that typically are operated by independent contract mine operators, and we purchase coal from third parties for resale. For 2008, we anticipate less than 1% of our total production will come from mines operated by independent contract mine operators and approximately 4% of our total coal produced will come from third party purchased coal sources. Operational difficulties, changes in demand for contract mine operators from our competitors and other factors beyond our control could affect the availability, pricing and quality of coal produced for us by independent contract mine operators. Disruptions in supply, increases in prices paid for coal produced by independent contract mine operators or purchased from third parties, or the availability of more lucrative direct sales opportunities for our purchased coal sources could increase our costs or lower our volumes, either of which could negatively affect our profitability.

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

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. As of December 31, 2007, we had outstanding surety bonds with third parties for post-mining reclamation totaling $56.7 million. Furthermore, we have surety bonds for an additional $44.7 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations. Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit or other assurances of payment. However, letters of credit can be significantly more costly to us than surety bonds. The issuance of letters of credit under our senior secured credit facility also reduces amounts that we can borrow under our senior secured credit facility for other purposes. If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may be negatively affected.

We have significant unfunded obligations for long-term employee benefits for which we accrue based upon assumptions, which, if incorrect, could result in us being required to expend greater amounts than anticipated.

We are required by law to provide various long-term employee benefits. We accrue amounts for these obligations based on the present value of expected future costs. We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations. At December 31, 2007, the current and non-current portions of these obligations included $24.1 million for coal workers’ black lung benefits and $53.6 million for workers’ compensation benefits.

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

We provided pension benefits to eligible employees through September 30, 2007, at which time we froze the plan. As of December 31, 2007, we estimated that our obligation under the pension plan was underfunded by approximately $5.4 million. If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated. The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

Our debt instruments impose a number of restrictions on us, some of which become more restrictive over time. A failure to comply with these restrictions could adversely affect our ability to borrow under our revolving credit facility or result in an event of default under our debt instruments. Our debt instruments contain financial and other covenants that create limitations on our ability to, among other things, borrow the full amount on our revolver, issue letters of credit under our letter of credit facility or incur additional debt, and require us to maintain various financial ratios and comply with various other financial covenants. These covenants include the following:

•
The facilities require that we achieve minimum Adjusted EBITDA (as defined in the facilities as "Consolidated EBITDA").  Adjusted EBITDA is measured at the end of each quarter on a trailing 12-month basis, beginning with $23.2 million for the 12 months ended December 31, 2007, and increasing each quarter thereafter.  For the year ended December 31, 2007, we had Adjusted EBITDA of $24.8 million.  Adjusted EBITDA is not a recognized term under GAAP and is not an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or an alternative to cash flow from operating activities as a measure of operating liquidity.  The most directly comparable GAAP financial measure is net loss.  For the year ended December 31, 2007, we had net loss of $54.0 million.  Adjusted EBITDA is defined and reconciled to EBITDA and Net Loss under “Reconciliation of Non-GAAP Measures” in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
The facilities require that our Leverage Ratio (as defined in the facilities) not exceed a specified multiple at the end of each quarter.  As of December 31, 2007, our Leverage Ratio was required not to exceed 4.9x.  The Leverage Ratio is permitted to be 5.0x as of March 31, 2008, but decreases to 3.6x as of June 30, 2008 and decreases further thereafter.  As of December 31, 2007, our Leverage Ratio was 4.0x.  Leverage Ratio is defined and reconciled to EBITDA and Net Loss under “Reconciliation of Non-GAAP Measures” in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
The facilities limit the Capital Expenditures (other than Mandated Capital Expenditures) (as both are defined in the facilities) that we may make or agree to make in any fiscal year.  For the fiscal years ended December 31, 2007 and 2008, we may not make Capital Expenditures in excess of $56.1 million.  For the fiscal year ended December 31, 2009 and each fiscal year thereafter, we may not make Capital Expenditures in excess of $66 million.  For the year ended December 31, 2007, we made Capital Expenditures of $49.3 million.

•
The facilities require that our Minimum Liquidity (as defined in the facilities) be no less than a specified amount at the end of each quarter.  As of December 31, 2007, we were required to have Minimum Liquidity of $25.0 million.  The required Minimum Liquidity declines as of March 31, 2008 and thereafter.  As of December 31, 2007, our Minimum Liquidity was $39.3 million.

Additional detail regarding the terms of the facilities, including these covenants and the related definitions, can be found in our current report on Form 8-K filed on August 8, 2007.

We were not in compliance with the minimum Adjusted EBITDA and Leverage Ratio required by our facilities as of June 30, 2007. We entered into an amendment to the facilities in August 2007 that waived the non-compliance as of June 30, 2007, and also modified our minimum Adjusted EBITDA, total Leverage Ratio and maximum limits on capital expenditures covenants for future periods. The amendment also added the Minimum Liquidity threshold and made other changes to the facilities.  As a result of this amendment, we were in compliance with all of the financial covenants of the facilities as of December 31, 2007, although we cannot assure you that we will remain in compliance in subsequent periods. We achieved compliance with our Adjusted EBITDA covenant as of December 31, 2007 by $1.6 million.  In 2008, we currently believe that our covenant compliance in certain quarters may be at margins that are similar or smaller than those of the final quarter of  2007.

In the event of a default, our lenders could terminate their commitments to us and declare all amounts borrowed, together with accrued interest and fees, immediately due and payable. If this were to occur, we might not be able to pay these amounts or we might be forced to seek amendments to our debt agreements which could make the terms of these agreements more onerous for us and require the payment of amendment or waiver fees. Failure to comply with these restrictions, even if waived by our lenders, also could adversely affect our credit ratings, which could increase our costs of debt financings and impair our ability to obtain additional debt financing.  While the lenders have, to date, waived any covenant violations and amended the covenants, there is no guarantee they will continue to do so if future violations occur.

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

The termination of Section 29 tax credits for synfuel plants by the Internal Revenue Service will result in lost  revenues.

Prior to January 1, 2008, we supplied coal to a third party synfuel plant and receive fees for the handling, shipping and marketing of the synfuel product. Synfuel is a synthetic fuel product that is produced by chemically altering coal. In 2007, approximately 1% of our total revenues came from synfuel handling, shipping and marketing revenues. Sales of the fuel processed through these types of facilities are eligible for non-conventional fuels tax credits under Section 29 of the Internal Revenue Code. The Section 29 tax credit program expired on December 31, 2007. The loss of the revenues related to synfuel may negatively affect our profitability in the future.

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

We believe that our cash on hand, the availability under our Revolver and cash generated from our operations will provide us with adequate liquidity through 2008.  However, such funds likely will not provide sufficient cash to fund any future acquisitions. Accordingly, we may need to conduct additional debt or equity financings in order to fund any such additional acquisitions, unless we issue shares of our common stock as consideration for those acquisitions. If we are unable to obtain any such financings, we may be required to forego future acquisition opportunities.

Our current reserve base in the Midwest is limited.

Our southern Indiana mining complex currently has rights to proven and probable reserves that we believe will be exhausted in approximately 13.6 years at 2007 levels of production, compared to our current Central Appalachia mining complexes, which have reserves that we believe will last an average of approximately 27.9 years at 2007 levels of production. We intend to increase our reserves in southern Indiana by acquiring rights to additional exploitable reserves that are either adjacent to or nearby our current reserves. If we are unable to successfully acquire such rights on acceptable terms, or if our exploration or acquisition activities indicate that such coal reserves or rights do not exist or are not available on acceptable terms, our production and revenues will decline as our reserves in that region are depleted. Exhaustion of reserves at particular mines also may have an adverse effect on our operating results that is disproportionate to the percentage of overall production represented by such mines.

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

The market price of our common stock has been volatile in the past and may continue to be volatile in the future. The market price of our common stock will be affected by, among other things:

•	variations in our quarterly operating results;
•	changes in financial estimates by securities analysts;
•	issuances of common stock by us;
•	sales of shares of our common stock by our officers and directors or by our shareholders;
•	changes in general conditions in the economy or the financial markets;
•	changes in accounting standards, policies or interpretations;
•	other developments affecting us, our industry, clients or competitors; and
•	the operating and stock price performance of companies that investors deem comparable to us.

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

Item 1B.     Unresolved Staff Comments

None

Item 2.      Properties

As of December 31, 2007, we owned approximately 10,500 acres of land.  Our mineral rights are primarily controlled through leases.  In a mining context, control of a property is typically divided into three categories:

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

Item 4.      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Company through a solicitation of proxies or otherwise during the fourth quarter of the Company’s year ended December 31, 2007.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Global Market under the ticker symbol “JRCC”.  The table below sets forth the high and low sales prices for our common stock for the periods indicated, as reported by Nasdaq or quoted through the OTC Bulletin Board.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 31, 2007
High	$8.46	15.08	12.98	11.58
Low	$6.11	7.59	3.86	5.15
Fiscal year ended December 31, 2006
High	$43.53	38.75	27.17	13.47
Low	$31.16	26.29	10.17	8.57

Recent Sales of Unregistered Securities

We issued common stock and options to purchase common stock to the following persons or classes of persons, in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as follows:

Recipient	No. Shares	No. Options	Date of Issuance	Consideration	Option Exercise Price

Operating and senior management	141,786	-	January 31, 2007 to August 27, 2007	Services rendered	N/A

Non-employee directors (aggregate)	6,250	20,000	May 25, 2007	Services rendered	$14.60

Please refer to note 7 of our December 31, 2007 consolidated financial statements for securities authorized to be issued under our 2004 Equity Incentive Plan.

Holders

As of December 31, 2007, there were 109 record holders of our common stock.

Dividends

We did not pay any cash dividends on our common stock during the years ended December 31, 2007, 2006 or 2005.  We intend to retain our earnings and do not anticipate paying cash dividends in the foreseeable future.  Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, our financial condition, restrictions in financing agreements and other factors deemed relevant by the Board of Directors.  The payment of cash dividends is also currently prohibited by our credit facilities.

Stock Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return of James River Coal Company’s Common Stock against the cumulative total return of the NASDAQ Global Market (U.S.) Index and the Dow Jones U.S. Coal Index for the period commencing on January 25, 2005 (the date the Company’s Common Stock began trading on the Nasdaq Global Market) and ending on December 31, 2007.

Item 6.      Selected Financial Data

The following table presents our selected consolidated financial and operating data as of and for each of the periods indicated.  The selected consolidated financial data for years ended December 31, 2007, 2006 and 2005, the eight months ended December 31, 2004 (the successor periods), the four months ended April 30, 2004 and for the year ended December 31, 2003 (predecessor periods) are derived from our audited consolidated financial statements.  The selected consolidated financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

In March 2003, the Company and all of its subsidiaries filed voluntary petitions with the United States Bankruptcy Court for the Middle District of Tennessee for reorganization under Chapter 11.  Upon emergence from bankruptcy, we adopted “fresh start” accounting as contained in the American Institute of Certified Public Accountant’s Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”).  Our consolidated financial statements after emergence are those of a new reporting entity (the “Successor Company”) and are not comparable to the consolidated financial statements of the pre-emergence company (the “Predecessor Company”). A black line has been drawn in the consolidated financial statements to distinguish Predecessor and Successor financial information.

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

James River Coal Company and Subsidiaries
Selected Financial Data

	Successor Company				Predecessor Company
	Year Ended 2007	Year Ended 2006	Year Ended 2005	Eight Months Ended December 31, 2004	Four Months Ended April 30, 2004	Year Ended 2003
	(in thousands, except per share, per ton and number of employees information)
Consolidated Statement of Operations:
Revenues	$520,560	564,791	453,999	231,698	113,949	304,052
Cost of coal sold	473,347	496,799	389,222	190,926	89,294	278,939
Gain on curtailment of pension plan	(6,091)	-	-	-	-	-
Depreciation, depletion, and amortization	71,856	74,562	51,822	21,765	12,314	40,427
Gross profit (loss)	(18,552)	(6,570)	12,955	19,007	12,341	(15,314)

Selling, general, and administrative expenses	32,191	30,867	25,453	11,412	5,023	19,835
Operating income (loss)	(50,743)	(37,437)	(12,498)	7,595	7,318	(35,149)

Interest expense	19,764	16,782	12,892	5,733	567	18,536
Interest income	(471)	(366)	(226)	(72)	-	(144)
Charges associated with repayment of debt	2,421	-	2,524	-	-	-
Miscellaneous income, net	(598)	(533)	(1,067)	(833)	(331)	(1,519)
Reorganization items, net	-	-	-	-	(100,907)	7,630
Income tax expense (benefit)	(17,844)	(27,151)	(14,283)	791	-	(2,891)

Income (loss) before cumulative effect of accounting change	(54,015)	(26,169)	(12,338)	1,976	107,989	(56,761)

Cumulative effect of accounting change	-	-	-	-	-	(3,045)

Net income (loss)	(54,015)	(26,169)	(12,338)	1,976	107,989	(59,806)

Preferred dividends	-	-	-	-	-	(340)
Net income (loss) attributable to common shareholders	$(54,015)	(26,169)	(12,338)	1,976	107,989	(60,146)

James River Coal Company and Subsidiaries
Selected Financial Data

	Successor Company				Predecessor Company
	Year Ended 2007	Year Ended 2006	Year Ended 2005	Eight Months Ended December 31, 2004	Four Month Ended April 30, 2004	Year Ended 2003
	(in thousands, except per share, per ton and number of employees information)
Basic earnings (loss) per common share:
Income (loss) before cumulative effect of accounting change	$(3.29)	(1.65)	(0.83)	0.14	6,393.67	(3,380.78)
Cumulative effect of accounting change	-	-	-	-	-	(180.28)
Net income (loss)	(3.29)	(1.65)	(0.83)	0.14	6,393.67	(3,561.06)

Shares used to calculate basic earnings (loss) per common share	16,412	15,849	14,955	13,800	17	17

Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of accounting change	$(3.29)	(1.65)	(0.83)	0.14	6,393.67	(3,380.78)
Cumulative effect of accounting change	-	-	-	-	-	(180.28)
Net income (loss)	(3.29)	(1.65)	(0.83)	0.14	6,393.67	(3,561.06)

Shares used to calculate diluted earnings (loss) per share	16,412	15,849	14,955	14,623	17	17

	Successor Company				Predecessor Company
	December 31,				April 30,	December 31,
	2007	2006	2005	2004	2004	2003
	(in thousands, except per share, per ton and number of employees information)
Consolidated Balance Sheet Data:
Working capital (deficit)	$(8,471)	(2,589)	6,123	10,046	5,896	9,009
Property, plant, and equipment, net	319,204	337,780	360,000	255,575	254,259	257,156
Total assets	439,287	451,254	472,669	327,826	332,589	318,289
Long term debt, including current portion	188,800	167,493	150,000	95,000	6,400	-
Liabilities subject to compromise	-	-	-	-	319,451	319,595
Total shareholders’ equity (deficit)	69,774	86,397	111,267	65,585	(127,837)	(123,601)

	Successor Company				Predecessor Company
	Year Ended 2007	Year Ended 2006	Year Ended 2005	Eight Months Ended December 31, 2004	Four Months Ended April 30, 2004	Year Ended 2003
	(in thousands, except per share, per ton and number of employees information)
Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$4,022	31,680	48,990	14,098	1,513	23,033
Net cash used in investing activities	(49,201)	(54,738)	(135,362)	(21,744)	(9,463)	(15,660)
Net cash provided by (used in) financing activities	48,785	15,929	91,429	10,224	4,361	(2,489)

Supplemental Operating Data:
Tons sold	12,049	13,128	11,091	5,775	3,107	10,083
Tons produced	12,051	13,054	11,155	5,770	3,081	9,294
Revenue per ton sold (excluding synfuel)	$42.63	42.67	40.19	39.21	35.98	29.53
Number of employees	1,681	1,742	1,429	1,070	984	1,127
Capital expenditures	$49,343	62,507	84,987	25,811	9,521	20,116

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

Overview

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana.  We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)).  In 2007, our mines produced 11.2 million tons of coal (including 109,000 tons of contract coal) and we purchased another 880,000 tons for resale.  Of the 11.1 million tons we produced from Company operated mines, approximately 66% came from underground mines, while the remaining 34% came from surface mines.  In 2007, we generated revenues of $520.6 million and a net loss of $54.0 million.

CAPP Segment

In Central Appalachia, the majority of our coal is primarily sold to customers in the southern portion of the South Atlantic region of the United States.  The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware.  According to the most recent information available from the US Energy Information Administration (EIA), in 2006 the South Atlantic region consumed about 17% of all coal for electric generation in the United States.  The South Atlantic region had a decrease in coal consumption in the electric power sector of 0.5% in 2006.  We have been providing coal to customers in the South Atlantic region since our formation in 1988.  In 2007, Georgia Power Company and South Carolina Public Service Authority were our largest customers, representing approximately 28% and 19% of our total revenues, respectively.  No other customer accounted for more than 10% of our revenues.

According to the EIA, in 2006 coal production increased in the Appalachia region by 1.4%.  Production increases in the Appalachia region were impacted by transportation problems, rising operating costs and difficulty in permitting new mines.  During 2007, our CAPP segment shipped 8.9 million tons of coal.  As of December 31, 2007, we estimate that we controlled approximately 225 million tons of proven and probable coal reserves.  Based on our most recent analysis prepared by Marshall Miller & Associates, Inc. (“MM&A”) as of March 31, 2004, we estimate that these reserves have an average heat content of 13,300 Btu per pound and an average sulfur content of 1.3%.  At current production levels, we believe these reserves would support approximately 28 years of production.

Our CAPP segment continued to experience upward pressure on mining costs during 2007.  Our costs have been negatively impacted by recent governmental regulations that have impacted productivity and by commodity based variable mining costs. We are focused on reducing our operating costs at each mine and improving miner productivity. We continue to select projects for capital expenditures for equipment, facilities, and infrastructure that we believe will provide high returns. We also continue to focus our training programs to help our personnel be safer and more productive.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin.  According to the  EIA, in 2006 the East North Central Region consumed about 23% of all coal consumed for electric generation in the United States.  The East North Central Region had a decrease in coal consumption for the electric power sector of 1.1% in 2006. In 2007, our Midwest segment’s largest customer represented approximately 7% of our total revenues.

During 2007, our Midwest segment shipped 3.2 million tons of coal.  We believe that coal-fired electric utilities value the high energy coal that comprises the majority of our Midwest reserves.  As of December 31, 2007, we estimate that we controlled approximately 42.6 million tons of proven and probable coal reserves.  Based on our most recent analyses prepared by MM&A as of February 1, 2005 and April 11, 2006, we estimate that these reserves have an average heat content of 12,000 Btu per pound and average sulfur content of 3.2%.  At current production levels, we believe these reserves would support approximately 13 years of production.

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

Reserves for these purposes are defined by SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  The reserve estimates were prepared using industry-standard methodology to provide reasonable assurance that the reserves are recoverable, considering technical, economic and legal limitations.  Although MM&A has reviewed our reserves and found them to be reasonable (notwithstanding unforeseen geological, market, labor or regulatory issues that may affect the operations), MM&A’s engagement did not include performing an economic feasibility study for our reserves.  In accordance with standard industry practice, we have performed our own economic feasibility analysis for our reserves.  It is not generally considered to be practical, however, nor is it standard industry practice, to perform a feasibility study for a company’s entire reserve portfolio.  In addition, MM&A did not independently verify our control of our properties, and has relied solely on property information supplied by us.  Reserve acreage, average seam thickness, average seam density and average mine and wash recovery percentages were verified by MM&A to prepare a reserve tonnage estimate for each reserve.  There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves as discussed in “Critical Accounting Estimates – Coal Reserves”.

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through December 31, 2007, we estimate that, as of December 31, 2007, we controlled approximately 225.3 million tons of proven and probable coal reserves in the CAPP region and 42.6 millions tons in the Midwest region.  The following table provides additional information regarding changes to our reserves since December 31, 2006 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2006 (1)	233.0	40.2	273.2
Coal Extracted	(8.1)	(3.1)	(11.2)
Acquisitions (2)	0.6	3.4	4.0
Adjustments (3)	1.4	2.1	3.5
Divestures (4)	(1.6)	-	(1.6)
Proven and Probable Reserves, as of December 31, 2007 (1)	225.3	42.6	267.9

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

(2) Represents estimated reserves on properties acquired during the relevant period.  We calculated the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above.

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

EBITDA and Adjusted EBITDA are also measures used by management to measure operating performance. We define EBITDA as net income (loss) plus interest expense (net), income tax expense (benefit) and depreciation, depletion and amortization. We regularly use EBITDA to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. In addition, we use EBITDA in evaluating acquisition targets. EBITDA is not a recognized term under GAAP and is not an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or an alternative to cash flow from operating activities as a measure of operating liquidity.  Adjusted EBITDA is used in calculating compliance with our debt covenants and adjusts EBITDA for certain items as defined in our debt agreements, including stock compensation and certain bank fees.

In the selling, general and administrative area, we closely monitor the gross dollars spent per mine operation and in support functions. We also regularly measure our performance against our internally-prepared budgets.

Trends In Our Business

Recently, demand has increased for coal which has led to a rise in coal prices.  This increase in demand and prices has been driven primarily by an increase in coal exports driven by low worldwide coal inventory.  We believe that the increase in coal prices will result in increased production as it will become economical to operate higher cost coal mines.  We believe that the demand for coal worldwide will continue to be strong and help to offset future increases in production.  In the long term, we believe that the market for coal in the United States remains strong as coal continues to be one of the most economical energy sources.  A number of factors beyond our control impact coal prices, including:

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

As discussed previously, our costs of production have increased in recent years.  We expect the higher costs to continue for the next several years, due to a number of factors, including increased governmental regulations, high prices in worldwide commodity markets and a highly competitive market for a limited supply of skilled mining personnel.

Our business is very sensitive to changes in supply and demand for coal and we intend to carefully manage our mines in 2008 to maximize operating results.  Events beyond our control could impact our profit margins.

Results of Operations

Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006

The following table shows selected operating results for 2007 and 2006 (in thousands, except per ton amounts):

	Year Ended December 31,
	2007		2006		Change
	Total	Per Ton	Total	Per Ton	Total
Volume Shipped (tons)	12,049		13,128		-8%

Coal sales	$513,706	42.63	$560,183	42.67	-8%
Synfuel handling	6,854		4,608		49%
Cost of coal sold	473,347	39.29	496,799	37.84	-5%
Gain on curtailment of pension plan	(6,091)	(0.51)	-	-	N/A
Depreciation, depletion and amortization	71,856	5.96	74,562	5.68	-4%
Gross profit (loss)	(18,552)	(1.54)	(6,570)	(0.50)	-182%
Selling, general and administrative	32,191	2.67	30,867	2.35	4%

Volume and Revenues by Segment

	Year Ended December 31,
	2007		2006

	CAPP	Midwest	CAPP	Midwest

Volume Shipped (tons)	8,893	3,156	9,780	3,348

Coal sales revenue	$422,429	91,277	467,492	92,691

Average sales price per ton	$47.50	28.92	47.80	27.69

In 2007, we shipped 12.0 million tons of coal compared to 13.1 million tons in 2006.  Coal sales revenue decreased from $560.2 million in 2006 to $513.7 million in 2007. This decrease was due to a decrease in both tons sold and the average sales price per ton in CAPP.  The decrease in tons sold in CAPP was due to weak market conditions for coal.   In 2007, the CAPP region sold 7.7 million tons of coal (86% of total CAPP sales volume) under long-term contracts at an average selling price of $46.30 per ton. In 2006, the CAPP region sold 7.9 million tons of coal (80% of total CAPP sales volume) under long-term contracts at an average selling price of $44.62 per ton.  In 2007, the CAPP region sold approximately 1.2 million tons (14% of total CAPP sales volume) to the spot market at an average selling price of $54.94 per ton.   In 2006, the CAPP region sold approximately 1.9 million tons (20% of total CAPP sales volume) to the spot market at an average selling price of $60.99 per ton.

 The Midwest’s region sales of coal were primarily sold under long term contracts for both the 2007 and 2006 periods. In 2007, the Midwest region sold 3.2 million tons at an average sales price of $28.92.  In 2006, the Midwest region sold 3.3 million tons at an average sales price of $27.69.

	Year Ended December 31,
	2007			2006

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of Coal Sold	$396,639	76,708	-	420,223	76,576	-

Per ton	44.60	24.31	-	42.97	22.87	-

Depreciation, depletion, and amortization	56,506	15,199	151	60,040	14,411	111

Per ton	6.35	4.82	-	6.14	4.30	-

Cost of Coal Sold

The cost of coal sold, excluding depreciation, depletion and amortization decreased from $496.8 million in 2006 to $473.3 million in 2007.  Our cost per ton of coal sold in the CAPP region increased from $42.97 per ton in the 2006 period to $44.60 per ton in the 2007 period.  Variable costs increased by $1.03 per ton, primarily due to an increase in equipment rental at our surface mines, and an increase in fuel costs due to an increase in surface mining production in 2007 as compared to 2006.   The remaining increase in the CAPP region was primarily due to an increase in costs at our preparation and load out facilities due to a decrease in tons processed by those facilities due to the impact on production of continuing regulatory scrutiny that began in 2006.  Our cost per ton of coal sold in the Midwest region increased from $22.87 in 2006 to $24.31 in 2007. The increase in cost per ton of coal sold was primarily due to a $1.25 per ton increase in labor costs due to an increase in wages and an increase in headcount, a $0.30 increase in variable costs and $0.32 in royalty costs.   This increase in the Midwest was offset by a decrease in trucking costs of $0.59 per ton due to certain customers assuming responsibility for trucking costs. In the fourth quarter of 2006, the Company also recorded a $4.1 million charge in the CAPP region to write-off of a prepaid royalty in connection with the restructuring of a mineral lease contract.

Gain on curtailment of pension plan

Effective September 30, 2007, the Company froze pension plan benefit accruals for all employees covered under its non-contributory defined benefit pension plan, resulting in a curtailment gain of $6.1 million in 2007.

Depreciation, depletion and amortization

Depreciation, depletion and amortization decreased from $74.6 million in 2006 to $71.9 million in 2007.  In the CAPP region, depreciation, depletion and amortization decreased $3.5 million to $56.5 million or $6.35 per ton.  This decrease was primarily due to a drop in the depreciable assets base due to certain assets that became fully depreciated in May 2007.  In the Midwest, depreciation, depletion and amortization increased $0.8 million to $15.2 million or $4.82 per ton.

Selling, general and administrative

Selling, general and administrative expenses increased from $30.9 million for 2006 to $32.2 million for 2007. The increase was primarily due to an increase in certain salary and benefit amounts, property taxes and bank service charges.  A $1.7 million expense for the resolution of a contingent obligation dealing with our previous bankruptcy was recorded in the fourth quarter of 2006.

Charges associated with repayment of debt

In 2007, we wrote off $2.4 million of financing charges in connection with the repayment of the Prior Senior Secured Credit Facility. The write off of the financing charges is classified as charges associated with repayment of debt.

Income Taxes

Our effective tax rates for 2007 and 2006 were 24.8% and 51.0%, respectively.  Our effective income tax rate is impacted primarily by the amount of the valuation allowance recorded and percentage depletion. We recorded an $8.8 million valuation allowance for tax purposes for the year ended December 31, 2007, which reduced our effective tax rate for 2007 by 13.2%. Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties. Because percentage depletion can be deducted in excess of the cost basis of the property, it creates a permanent difference and directly impacts the effective tax rate. Fluctuations in the effective tax rate may occur between fiscal periods due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

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

	Year Ended December 31,
	2006			2005

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of Coal Sold	$420,223	76,576	-	344,094	45,128	-
Per ton	42.97	22.87	-	38.14	21.82	-

Depreciation, depletion, and amortization	60,040	14,411	111	43,687	7,985	150
Per ton	6.14	4.30	-	4.84	3.86	-

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

Income Taxes

Our effective tax rates for 2006 and 2005 were 50.9% and 53.7%, respectively. Our effective income tax rate is impacted by percentage depletion. Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties. Because percentage depletion can be deducted in excess of the cost basis of the property, it creates a permanent difference and directly impacts the effective tax rate. Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Liquidity and Capital Resources

As December 31, 2007, our outstanding long term debt consists of $150 million of Senior Notes due on June 1, 2012 (the Senior Notes) and amounts outstanding under our Senior Secured Credit Facilities (discussed below).  The Senior Notes are unsecured and accrue interest at 9.375% per annum. Interest payments on the Senior Notes are required semi-annually. We may redeem the Senior Notes, in whole or in part, at any time on or after June 1, 2009 at redemption prices from 104.86% in 2009 to 100% in 2011. In addition, at any time prior to June 1, 2008, we may redeem up to 35% of the principal amount of the Senior Notes with the net cash proceeds of a public equity offering at a redemption price of 109.375%, plus accrued and unpaid interest to the redemption date.

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

	Revolver	Term Facility	Letter of Credit Facility
Maturity	February 2012	February 2013	February 2013

Interest/Usage Rate –	Our option of Base Rate(a) plus 1.75% or LIBOR plus 2.75% per annum	Our option of Base Rate(a) plus 3.75% or LIBOR plus 4.75% per annum	4.75% per annum

Maximum Availability	Lesser of $35.0 million and the borrowing base (b)	$38.8 million outstanding as of December 31, 2007.	$60.0 million

Periodic Principal Payments	None	$400,000 is due quarterly	Not applicable

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 0.5% and (2) the prime rate.
(b)
The Revolver’s borrowing base is the sum of up to 85% of the eligible accounts receivable plus the lesser of (1) up to 60% of eligible inventory and (2) up to 85% of the net orderly liquidation value of eligible inventory; minus reserves from time to time set by the administrative agent.  Amount available is also subject to a minimum liquidity covenant.

The Revolver provides that we can use up to $10.0 million of the Revolver availability to issue letters of credit. The Revolver provides for a 2.75% fee on any outstanding letters of credit issued under the Revolver and a 0.5% fee on the unused portion of the Revolver. The Facilities require certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Facilities include financial covenants that require us to maintain a minimum Adjusted EBITDA, a maximum leverage ratio and a minimum liquidity threshold and limit capital expenditures, each as defined by the agreement.  We were not in compliance with the minimum EBITDA and leverage ratio covenants required by our Facilities as of June 30, 2007. The Credit Amendment in August 2007 waived these defaults as of June 30, 2007, modified the existing financial covenants, added a minimum liquidity threshold and made other changes to the Facilities.  As a result of the Credit Amendment, we were in compliance with all of the financial covenants under the Facilities as of December 31, 2007.  For more detail regarding the covenants under the Facilities, see Part II - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.”  The Facilities are secured by substantially all of our assets.

The following chart reflects the components of our debt as of December 31, 2007 and 2006:

	2007	2006
Senior Notes	$150,000	150,000
Term Facility	38,800	-
Prior Senior Secured Credit Facility –Revolver	-	17,493
Total long-term debt	188,800	167,493
Less amounts classified as current	1,600	-
Total long-term debt, less current maturities	$187,200	167,493

During the fourth quarter of 2007, we raised approximately $32.4 million through the issuance of common shares.   We used a portion of the proceeds to pay down the balance of the revolving credit facility.  As a result of the Facilities that were entered into in February 2007, as they were amended in August 2007, and the sale of common stock in December 2007, we expect to have adequate liquidity to operate our business throughout 2008.    At December 31, 2007, we had available liquidity of $19.7 million. This available liquidity consisted of cash and cash equivalents of $5.4 million and availability of $14.3 million under the Revolver after giving consideration to the $25 million minimum liquidity requirement on December 31, 2007.  Effective, January 1, 2008, the minimum liquidity requirement will be $10 million which on a proforma basis would have increased our availability under the Revolver to $29.3 million at December 31, 2007.  The minimum liquidity threshold will be $20 million on March 31, 2008, and will be $10 million for the remainder of 2008.   The Company was in compliance with all of the financial covenants under the Facilities and the Senior Notes as of December 31, 2007, although we cannot assure you that we will remain in compliance in subsequent periods. If necessary, we will consider the issuance of equity, the sale of assets, seeking an additional waiver or other alternatives to remain in compliance with the covenants.

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

Our secondary source of cash is the Revolver. We believe that cash on hand, cash generated from our operating activities, and availability under the Revolver will be sufficient to meet our working capital needs, to fund our capital expenditures for existing operations and to meet our debt service obligations through the remainder of 2008.  Nevertheless, there are many factors beyond our control, including general economic, regulatory and coal market conditions that could have a material adverse impact on our ability to meet our liquidity needs.

We believe that cash generated from operations, borrowings under our credit facilities and future debt and equity offerings will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for the next several years.  Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions in the coal industry), debt covenants, and financial, business and other factors, some of which are beyond our control.

In the event that the sources of cash described above are not sufficient to meet our future cash requirements, we will need to reduce certain planned expenditures, seek additional financing, or both. We may seek to raise funds through additional debt financing or the issuance of additional equity securities. If such actions are not sufficient, we may need to limit our growth, sell assets or reduce or curtail some of our operations to levels consistent with the constraints imposed by our available cash flow, or both. Our ability to seek additional debt or equity financing may be limited by our existing and any future financing arrangements, economic and financial conditions, or both. In particular, our Senior Notes and the Facilities restrict our ability to incur additional indebtedness. We cannot provide assurance that any reductions in our planned expenditures or in our expansion would be sufficient to cover shortfalls in available cash or that additional debt or equity financing would be available on terms acceptable to us, if at all.

Currently, our primary use of cash during the next several years is expected to be ordinary course of business expenses and capital expenditures for existing mines. We currently project that our capital expenditures for 2008 will be approximately $48 to $52 million.  We expect that such expenditures will be funded through cash on hand; cash generated by operations and borrowings under our debt Facilities.

Net cash provided by or used in operating activities reflects net income or loss adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities).  Net cash provided by operating activities was $4.0 million and $31.7 for the years ended December 31, 2007 and 2006, respectively.  For the year ended December 31, 2007, our net income, as adjusted for non cash charges, was increased by a $0.8 million increase in cash from our operating assets and liabilities.  The primarily changes in our operating assets and liabilities were a $6.9 million decrease in our accounts receivables and an increase in accounts payables of $4.6 million.  These changes are primarily due to timing of payments as compared with the prior year.

Net cash used by investing activities decreased $5.5 million to $49.2 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006.  We had a decrease in capital expenditures of $13.2 million to $49.3 million as compared to prior year.  The capital expenditures were primarily related to new and replacement mine equipment.

Net cash provided by financing activities primarily reflects changes in short- and long-term financing.  Net cash provided by financing activities was $48.8 million for the year ended December 31, 2007 and net cash provided by financing activities was $15.9 million for the year ended December 31, 2006.  During 2007, we received $40.0 million of proceeds from the entrance into our Term Facility and $32.4 million of net proceeds from the issuance of common stock.  During 2007, the cash inflows from financing activities were offset by $19.0 million of repayments on our various debt facilities and $4.6 million of debt issuance costs.  During 2006, our primary financing activities were $17.5 million of borrowings on the Prior Revolver.

Contractual Obligations

The following is a summary of our contractual obligations and commitments as of December 31, 2007:

	Payment Due by Period (in thousands)
Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter
Long term debt (1)	$188,800	1,600	3,200	153,200	30,800
Interest on long term debt and fees under our Letter of Credit Facility(2)	96,145	21,015	40,909	33,265	956
Operating lease obligations(3)	15,951	6,751	8,414	786	-
Royalty obligations(4)	161,585	16,474	29,098	32,417	83,596
Purchase obligations(5)	-	-	-	-	-

	$462,481	45,840	81,621	219,668	115,352

(1)	Consists of our Senior Notes and Term Loan. We had no amounts outstanding under our Revolver as of December 31, 2007.

(2)
Consists of interest payments on our Senior Notes and our Term Loan.  Also includes the 4.75% charge associated with our Letter of Credit Facility.  We have assumed the interest rate on our Term Loan is the rate in place at December 31, 2007.

(3)	See Note 11 in the notes to the consolidated financial statements for additional information on leases.

(4)
Royalty obligations include minimum royalties payable on leased coal rights.  Certain coal leases do not have set expiration dates but extend until completion of mining of all merchantable and mineable coal reserves.  For purposes of this table, we have generally assumed that minimum royalties on such leases will be paid for a period of ten years.  Certain coal leases require payment based on minimum tonnage, for these contracts an average sales price of $50.73 was used to project the future commitment.

(5)
Purchase obligations, if any, include agreements to purchase coal that include fixed quantities or minimum amounts and a fixed price provision.  They do not include agreements to purchase coal with vendors that do not include quantities or minimum tonnages, or monthly purchase orders.

Additionally, we have liabilities relating to pension, workers compensation, black lung, and mine reclamation and closure. As of December 31, 2007, payments related to these items are estimated to be:

Payments Due by Years (In Thousands)
Within 1 Year	2 - 3 Years	4 - 5 Years
$14,213	$17,202	$15,238

Our determination of these noncurrent liabilities is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. Moreover, in particular for periods after 2008, our estimates may change from the amounts included in the table, and may change significantly, if our assumptions change to reflect changing conditions. These assumptions are discussed in the Notes to the Consolidated Financial Statements and in the Critical Accounting Estimates in Management’s Discussion and Analysis.

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At December 31, 2007, we had $101.4 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $56.7 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $4.4 million. Recently, surety bond costs have increased and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations.  At December 31, 2007, we had $60.0 million of letters of credit outstanding.  The letters of credits were issued under our Letter of Credit Facility.

Critical Accounting Estimates

Overview

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP).  US GAAP require estimates and judgments that affect reported amounts for assets, liabilities, revenues and expenses.  The estimates and judgments we make in connection with our consolidated financial statements are based on historical experience and various other factors we believe are reasonable under the circumstances.  Note 1 of the notes to the consolidated financial statements lists and describes our significant accounting policies.  The following critical accounting policies have a material effect on amounts reported in our consolidated financial statements.

Workers' Compensation

We are liable under various state statutes for providing workers’ compensation benefits. To fulfill these obligations, we have used self-insurance programs with varying excess insurance levels, and, since June 7, 2002, a high-deductible, fully insured program. The high deductible, fully insured program is comparable to a self-insured program where the excess insurance threshold equals the deductible level. In June of 2005, we became self insured for workers’ compensation for our Kentucky operations. The discount rate used to calculate the present value of these future obligations was 6.0% at December 31, 2007.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 6.0% to 5.5%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $1.6 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of December 31, 2007 was $53.6 million

Coal Miners' Pneumoconiosis

We are required under the Federal Mine Safety and Health Act of 1977, as amended, as well as various state statutes, to provide pneumoconiosis (black lung) benefits to eligible current and former employees and their dependents. We provide these benefits through self-insurance programs and, for those claims incurred with last exposure after June 6, 2002, a high-deductible, fully insured program.

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 6.5% at December 31, 2007. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 6.5% to 6.0%, all other things being equal, the present value of our black lung obligation would increase by approximately $1.4 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of December 31, 2007 was $24.1 million.

Defined Benefit Pension

Effective September 30, 2007, the Company froze it pension plan benefit accruals for all employees covered under its non-contributory defined benefit pension plan, resulting in a curtailment gain of $6.1 million.  As of December 31, 2007, the Company valued the pension obligation to reflect the impact of the curtailment.  The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate, future rate of increase in compensation levels and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments. At December 31, 2007, the discount rate used to determine the obligation was 5.80%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.80% to 5.30%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $4.9 million.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the period ended December 31, 2007. Significant changes to these rates would introduce volatility to our pension expense.  Our accrued pension obligation as of December 31, 2007 was $5.4 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. The Company’s asset retirement obligation liabilities consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. US GAAP require that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is based on interest rates of bonds with maturities similar to the estimated future cash flow. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under US GAAP, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. US GAAP recognize that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of December 31, 2007 was $34.3 million.

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

As of December 31 2007, the Company has reduced its deferred tax assets by an $8.8 million valuation allowance based on the conclusion that not all of the gross deferred tax assets recorded as of December 31, 2007 will more likely than not be realized.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of FIN 48 as of January 1, 2007, and have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

Other Supplemental Information

Sales Commitments

As of February 22, 2008, we had the following contractual commitments (including long term and short term contracts) to ship coal at a fixed and known price:

	2008		2009		2010
	Average Price Per Ton	Tons (000's)	Average Price Per Ton	Tons (000's)	Average Price Per Ton	Tons (000's)
CAPP	$50.16	7,832	$51.18	1,000	$-	-

Midwest (a)	$30.25	3,361	$30.45	2,790	$29.99	450

(a)
Certain contracts in the Midwest include a customer option to increase or decrease the stated tons in the  contract.  We have included option tons that we believe will be exercised based on current market prices.  The prices for the Midwest in years 2008 to 2010 are minimum base price amounts adjusted for projected fuel escalators.

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

EBITDA, Adjusted EBITDA, and the leverage ratio are not recognized terms under US GAAP and are not an alternative to net income, operating income or any other performance measures derived in accordance with US GAAP or an alternative to cash flow from operating activities as a measure of operating liquidity.  Because not all companies use identical calculations, this presentation of EBITDA, Adjusted EBITDA and the leverage ratio may not be comparable to other similarly titled measures of other companies.  Additionally, EBITDA or Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as they do not reflect certain cash requirements such as tax payments, interest payments and other contractual obligations.

The leverage ratio is calculated as the Company’s Senior Funded Indebtedness divided by annualized adjusted EBITDA as calculated below.  The Senior Funded Indebtedness as of December 31, 2007 is $98.8 million and includes the amounts outstanding under our revolver, amounts of the letters of credit available to be issued under our letter of credit facility and the amounts outstanding on the term loan as of December 31, 2007.

	Years Ended
	December 31	December 31
	2007	2006

Net loss	$(54,015)	(26,169)
Income tax benefit	(17,844)	(27,151)
Interest expense	19,764	16,782
Interest income	(471)	(366)
Depreciation, depletion, and amortization	71,856	74,562
EBITDA (before adjustments)	$19,290	37,658
Other adjustments specified
in our current debt agreement:
Gain on curtailment of pension plan	(6,091)	-
Charges associated with repayment of debt	2,421	-
Other adjustments	9,140	11,092
Adjusted EBITDA	$24,760	48,750

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Our $150 million Senior Notes have a fixed interest rate and are not sensitive to changes in the general level of interest rates.  Our Revolver and Term Facility entered into in February of 2007 have floating interest rates based on our option of either the base rate or LIBOR rate.  As of December 31, 2007, we had no borrowing outstanding under the Revolver and $38.8 million outstanding under the Term Facility.  We currently do not use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver and Term Facilities.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments.  The percentage of our sales pursuant to long-term contracts was approximately 85% for the year ended December 31, 2007.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

Item 9B.     Other Information

None.

PART III

Item 10.     Director, Executive Officers and Corporate Governance of the Registrant

The information contained under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” "Board Matters" and "Management" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 11.     Executive Compensation

The information contained under the headings “Compensation Committee Report,” “Executive Compensation,” “Equity Compensation Plans,” and “Compensation Committee Interlocks and Insider Participation” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the headings “Principal Shareholders and Securities Ownership of Management,” and “Equity Compensation Plans” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

The information contained under the heading “Compensation Committee Interlocks and Insider Participation” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services

The information contained under the heading “Independent Registered Public Accountants” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this Report:

1.           Financial Statements

The following financial statements and related report of Independent Registered Public Accounting Firm are incorporated in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2.           Financial Statement Schedules

None.

3.           Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

Exhibit Number	Description

2.1
Second Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Registrant and its Subsidiaries, dated as of April 20, 2004, incorporated herein by reference to Exhibit 2 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

2.2
Stock Purchase Agreement by and among James River Coal Company, Triad Mining, Inc. and the Stockholders of Triad Mining, Inc. dated as of March 30, 2005, incorporated herein by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2005

3.1
Amended and Restated Articles of Incorporation of the Registrant, as Amended, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

3.2	Amended and Restated Bylaws of the Registrant, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2007

4.1	Specimen common stock certificate, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

4.2
Rights Agreement between the Registrant and SunTrust Bank as Rights Agent, dated as of May 25, 2004, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

4.3
Amendment No. 1 to Rights Agreement between the Registrant and Computershare Trust Company, N.A., successor to SunTrust Bank, as Rights Agent, dated as of November 3, 2006, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2006

4.4
Amendment No. 2 to Rights Agreement between the Registrant and Computershare Trust Company, N.A., successor to SunTrust Bank, as Rights Agent, dated as of August 2, 2007, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2007

4.5	Form of rights certificate, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A filed January 24, 2005

4.6
Indenture among the Registrant, certain of its subsidiaries and U.S. Bank, National Association, as Trustee, dated as of May 31, 2005, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1/A filed May 24, 2005

4.7	Form of Senior Debt Indenture, incorporated herein by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-3 filed June 7, 2007

4.8	Form of Subordinated Debt Indenture, incorporated herein by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-3 filed June 7, 2007

10.1
Registration Rights Agreement by and among the Registrant and the Shareholders identified therein, dated May 6, 2004, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

10.2
Loan and Security Agreement by and among the Registrant and its Subsidiaries, the Lenders that are Signatories thereto, Wells Fargo Foothill, Inc. and Morgan Stanley Senior Funding, Inc., dated as of May 6, 2004, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

10.3
$75,000,000 Term Loan Agreement by and among the Registrant and its Subsidiaries, the Lenders from time to time party thereto and BNY Asset Solutions LLC, dated as of May 6, 2004, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

10.4*
Employment Agreement between the Registrant and Peter T. Socha, dated as of May 7, 2004, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

10.5*	2004 Equity Incentive Plan of the Registrant, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

10.6
Form of Indemnification Agreement between the Registrant and its officers and directors, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

10.7**
Agreement for Purchase and Sale of Coal among Georgia Power Company, the Registrant and James River Coal Sales, Inc., dated as of March 11, 2004, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

10.8**
Fuel Supply Agreement #141944 between South Carolina Public Service Authority and the Registrant, dated as of March 1, 2004, incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

10.9
Credit Agreement between Registrant and PNC Bank, National Association and Morgan Stanley Senior Funding, Inc. dated as of May 31, 2005, incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed November 14, 2005

10.10
Amendment No. 1 and Waiver to the Credit Agreement between the Registrant and PNC Bank, National Association and Morgan Stanley Senior Funding, Inc., dated as of February 22, 2006, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006

10.11
Amendment No. 2 and Waiver to the Credit Agreement between the Registrant and PNC Bank, National Association and Morgan Stanley Senior Funding, Inc., dated as of May 30, 2006, incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006

10.12
Amendment No. 3 and Waiver to the Credit Agreement between the Registrant and PNC Bank, National Association and Morgan Stanley Senior Funding, Inc., dated as of November 7, 2006, incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed March 16, 2007

10.13
Amendment No. 4 to the Credit Agreement between the Registrant and PNC Bank, National Association and Morgan Stanley Senior Funding, Inc., dated as of December 27, 2006, incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed March 16, 2007

10.14
Registration Rights Agreement between the Registrant and the Shareholders named therein, dated as of May 31, 2005, incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual report on Form 10-K filed March 16, 2006

10.15*	Severance and Retention Plan, effective as of March 13, 2006, incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006

10.16
$100,000,000 Term Credit Agreement by and among the Registrant, certain of its subsidiaries, the Lenders thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Sole Bookrunner and Lead Arranger, and Morgan Stanley & Co. Incorporated, as Collateral Agent, dated as of February 26, 2007, incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed March 16, 2007

10.17
$35,000,000 Revolving Credit Agreement by and among the Registrant, certain of its subsidiaries, the Lenders thereto, and General Electric Capital Corporation, as Co-Lead Arranger, Administrative Agent and Collateral Agent, with Morgan Stanley Senior Funding, Inc., having acted as Co-Lead Arranger, dated as of February 26, 2007, incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed March 16, 2007

10.18
Waiver, Consent and Second Amendment to Term Credit Agreement by and among the Registrant, certain of its subsidiaries, the Lenders thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Sole Bookrunner and Lead Arranger, and Morgan Stanley & Co. Incorporated, as Collateral Agent, dated as of August 7, 2007, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 8, 2007

10.19
Waiver, Consent and First Amendment to Revolving Credit Agreement by and among the Registrant, certain of its subsidiaries, the Lenders thereto, and General Electric Capital Corporation, as Co-Lead Arranger, Administrative Agent and Collateral Agent, with Morgan Stanley Senior Funding, Inc., having acted as Co-Lead Arranger, dated as of August 7, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 8, 2007

10.20*	Annual Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2007

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

21	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006

23.1	Consent of Marshall Miller & Associates, Inc. (filed herewith)

23.2	Consent of KPMG LLP (filed herewith)

24	Power of Attorney (see signature page)

31.1
Certification of Peter T. Socha, President and Chief Executive Officer of James River Coal Company, pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of Samuel M. Hopkins, II, Vice President and Chief Accounting Officer of James River Coal Company, pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1
Certification of Peter T. Socha, President and Chief Executive Officer of James River Coal Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2
Certification of Samuel M. Hopkins, II, Vice President and Chief Accounting Officer of James River Coal Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Management contract or compensatory plan or arrangement.
**	Portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment of the omitted portions.

Report of Independent Registered Public Accounting Firm

The Board of Directors
James River Coal Company:

We have audited the accompanying consolidated balance sheets of James River Coal Company and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of James River Coal Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.  As discussed in notes 1, 6 and 9 to the consolidated financial statements, on December 31, 2006, the Company adopted provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans.

/s/ KPMG LLP

Richmond, VA
March 5, 2008

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007 and 2006
(in thousands, except share data)

Assets

Current assets:
Cash and cash equivalents	$5,413	1,807
Receivables:
Trade	40,544	47,383
Other	762	853
Total receivables	41,306	48,236
Inventories:
Coal	5,915	5,512
Materials and supplies	8,277	7,448
Total inventories	14,192	12,960
Prepaid royalties	3,817	3,851
Other current assets	4,180	4,288
Total current assets	68,908	71,142
Property, plant, and equipment, at cost:
Land	6,220	5,719
Mineral rights	191,586	190,346
Buildings, machinery and equipment	285,009	264,551
Mine development costs	31,923	21,727
Construction-in-progress	-	189
Total property, plant, and equipment	514,738	482,532
Less accumulated depreciation, depletion, and amortization	195,534	144,752
Property, plant and equipment, net	319,204	337,780
Goodwill	26,492	26,492
Other assets	24,683	15,840
Total assets	$439,287	451,254

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007 and 2006
  (in thousands, except share data)

	December 31, 2007	December 31, 2006
Liabilities and Shareholders' Equity

Current liabilities:
Current maturities of long-term debt (note 4)	$1,600	-
Accounts payable	46,641	42,065
Accrued salaries, wages, and employee benefits	6,010	4,733
Workers' compensation benefits	9,450	9,300
Black lung benenfits	2,050	2,630
Accrued taxes	4,234	6,028
Other current liabilities	7,394	8,975
Total current liabilities	77,379	73,731
Long-term debt, less current maturities	187,200	167,493
Other liabilities:
Noncurrent portion of workers' compensation benefits	44,142	44,134
Noncurrent portion of black lung benefits	22,084	24,136
Pension obligations	5,423	13,011
Asset retirement obligations	32,288	27,394
Deferred income taxes	-	13,160
Other	997	1,798
Total other liabilities	104,934	123,633
Total liabilities	369,513	364,857

Commitments and contingencies (note 12)
Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares;
issued and outstanding 21,906,265 and 16,669,376 shares
as of December 31, 2007 and 2006, respectively	219	167
Paid-in-capital	159,403	124,191
Accumulated deficit	(91,719)	(37,704)
Accumulated other comprehensive income (loss)	1,871	(257)
Total shareholders' equity	69,774	86,397

Total liabilities and shareholders' equity	$439,287	451,254

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Revenues	$520,560	564,791	453,999
Cost of sales:
Cost of coal sold	473,347	496,799	389,222
Gain on curtailment of pension plan	(6,091)	-	-
Depreciation, depletion, and amortization	71,856	74,562	51,822
Total cost of sales	539,112	571,361	441,044
Gross profit (loss)	(18,552)	(6,570)	12,955
Selling, general, and administrative expenses	32,191	30,867	25,453
Total operating loss	(50,743)	(37,437)	(12,498)
Interest expense	19,764	16,782	12,892
Interest income	(471)	(366)	(226)
Charges associated with repayment of debt (note 4)	2,421	-	2,524
Miscellaneous income, net	(598)	(533)	(1,067)
Total other expenses, net	21,116	15,883	14,123
Loss before income taxes	(71,859)	(53,320)	(26,621)
Income tax benefit	(17,844)	(27,151)	(14,283)
Net loss	$(54,015)	(26,169)	(12,338)
Loss per common share (note 13)
Basic loss per common share	$(3.29)	(1.65)	(0.83)
Shares used to calculate basic loss per share	16,412	15,849	14,955

Diluted loss per common share	$(3.29)	(1.65)	(0.83)
Shares used to calculate dilutive loss per share	16,412	15,849	14,955

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’
Equity and Comprehensive Income (Loss)

(in thousands)

Predecessor Company	Common stock shares	Common stock par value	Paid-in-capital	Deferred stock based compensation	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total

Balances, December 31, 2004	14,716	$147	71,784	(7,540)	1,151	43	65,585
Net loss	-	-	-	-	(12,338)	-	(12,338)
Pension liability adjustment, net	-	-	-	-	-	(410)	(410)
Reclassification adjustment on sale of marketable securities	-	-	-	-	-	(43)	(43)
Comprehensive loss							(12,791)
Issuance of restricted stock awards, net of forfeitures	132	2	8,073	(8,075)	-	-	-
Issuance on common stock net of offering costs of $3,696	1,500	15	45,039	-	-	-	45,054
Common stock issued in acquisition (note 2)	338	3	10,997	-	-	-	11,000
Repurchase of shares for tax withholding	(36)	-	(1,158)				(1,158)
Tax benefit on vested shares of restricted stock	-	-	1,058	-	-	-	1,058
Stock based compensation	-	-	-	2,389	-	-	2,389
Exercise of stock options	3	-	93	-	-	-	93
Capital contribution, net of tax	-	-	37	-	-	-	37
Balances, December 31, 2005	16,653	167	135,923	(13,226)	(11,187)	(410)	111,267
Adoption of SFAS 123R (note 7)	-	-	(13,226)	13,226	-	-	-
Adoption of SFAS 158 (note 6 and 9)
Pension plan	-	-	-	-	(348)	(2,650)	(2,998)
Black lung obligation	-	-	-	-	-	1,324	1,324
Net loss	-	-	-	-	(26,169)	-	(26,169)
Pension liability adjustment, net	-	-	-	-	-	1,479	1,479
Comprehensive loss							(24,690)
Issuance of restricted stock awards, net of forfeitures	99	1	(1)	-	-	-	-
Repurchase of shares for tax withholding	(83)	(1)	(2,350)	-	-	-	(2,351)
Stock based compensation	-	-	3,845	-	-	-	3,845
Balances, December 31, 2006	16,669	167	124,191	-	(37,704)	(257)	86,397
Net loss	-	-	-	-	(54,015)	-	(54,015)
Amortization of black lung liability	-	-	-	-		(180)	(180)
Black lung obligation, net of $(812) of tax	-	-	-	-	-	4,909	4,909
Pension liability adjustment, net of $969 of tax	-	-	-	-	-	(2,601)	(2,601)
Comprehensive loss							(51,887)
Issuance on common stock net of offering costs of $213	5,175	52	32,337	-	-	-	32,389
Issuance of restricted stock awards, net of forfeitures	135	1	(1)	-	-	-	-
Repurchase of shares for tax withholding	(73)	(1)	(977)	-	-	-	(978)
Stock based compensation	-	-	3,853	-	-	-	3,853
Balances, December 31, 2007	21,906	$219	159,403	-	(91,719)	1,871	69,774

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
        (in thousands)
	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(54,015)	(26,169)	(12,338)
Adjustments to reconcile net loss to net cash provided by
operating activities
Depreciation, depletion, and amortization
of property, plant, and equipment	71,856	74,562	51,822
Accretion of asset retirement obligations	2,270	2,066	1,562
Amortization of debt issue costs	1,569	1,282	919
Stock-based compensation	3,853	3,845	2,389
Deferred income tax benefit	(18,572)	(24,994)	(14,707)
Gain (loss) on sale or disposal of property, plant, and equipment	(87)	113	43
Write-off of deferred financing costs	2,421	-	1,733
Gain on curtailment of pension plan	(6,091)
Changes in operating assets and liabilities:
Receivables	6,930	(11,811)	4,488
Inventories	(1,232)	1,057	(4,838)
Prepaid royalties and other current assets	(58)	200	3,747
Other assets	(2,929)	983	(100)
Accounts payable	4,576	8,854	13,351
Accrued salaries, wages, and employee benefits	1,277	444	490
Accrued taxes	(2,772)	(538)	(474)
Other current liabilities	(1,030)	1,853	2,427
Workers' compensation benefits	8	1,153	4,008
Black lung benefits	1,435	1,620	(1,286)
Pension obligations	(3,129)	(3,062)	(2,803)
Asset retirement obligations	(1,457)	(1,349)	(1,378)
Other liabilities	(801)	1,571	(65)
Net cash provided by operating activities	4,022	31,680	48,990
Cash flows from investing activities:
Additions to property, plant, and equipment	(49,343)	(62,507)	(84,987)
Payment for acquisitions, net of cash acquired	-	-	(59,404)
Proceeds from sale of property, plant and equipment	142	7,769	185
Proceeds from sale of investments	-	-	440
Decrease in restricted cash	-	-	8,404
Net cash used in investing activities	(49,201)	(54,738)	(135,362)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	40,000	-	150,000
Repayment of long-term debt	(1,200)	-	(95,468)
Proceeds from Revolver	31,043	41,600	-
Repayments of Revolver	(48,536)	(24,107)	-
Net proceeds from issuance of common stock	32,389	-	45,054
Principal payments under capital lease obligations	(262)	(363)	(400)
Debt issuance costs	(4,649)	(1,201)	(7,866)
Capital contributions and proceeds from stock options exercised	-	-	109
Net cash provided by financing activities	48,785	15,929	91,429
Increase (decrease) in cash	3,606	(7,129)	5,057
Cash and cash equivalents at beginning of period	1,807	8,936	3,879
Cash and cash equivalents at end of period	$5,413	1,807	8,936

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies and Other Information

Description of Business and Principles of Consolidation

The Company mines, processes and sells bituminous, steam- and industrial-grade coal through five operating complexes located throughout eastern Kentucky and one in southern Indiana. The Company acquired its operations in southern Indiana in May 2005 (see note 2). Substantially all coal sales and accounts receivable relate to the electric utility and industrial markets.

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

Trade Receivables

Trade receivables are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on review of historical write off experience and industry data. The Company has determined that no allowance is necessary for trade receivables as of December 31, 2007 and 2006. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories

Inventories of coal and materials and supplies are stated at the lower of cost or market. Cost is determined using the average cost for coal inventories and the first-in, first-out method for materials and supplies. Coal inventory costs include labor, supplies, equipment cost, depletion, royalties, black lung tax, reclamation tax and preparation plant cost.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Asset Retirement Obligations

The Company’s asset retirement obligation liabilities primarily consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Asset retirement obligations are initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows, in the period in which it is incurred. The estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed is reviewed periodically by the Company’s management and engineers. In estimating future cash flows, the Company considers the estimated current cost of reclamation and applies inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on behalf of the Company. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Accretion expense is included in cost of produced coal. To the extent there is a difference between the liability recorded and the cost incurred, a gain or loss upon settlement is recognized.  The following reconciles the Company’s asset retirement obligation at December 31, 2007 and 2006 (in thousands):

	2007	2006
Asset retirement obligation at beginning of year	$29,714	$26,775
Liabilities incurred	3,547	1,729
Revisions in estimated cash flows	245	226
Accretion expense	2,270	2,066
Liabilities settled	(1,458)	(1,082)
Asset retirement obligation at end of year	34,318	29,714
Less amount included in other current liabilities	(2,030)	(2,320)
Total non-current liability	$32,288	$27,394

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company evaluates its deferred tax assets to determine the necessity of a valuation allowance.  A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, the Company takes into account various factors, including the expected level of future taxable income. The Company also considers tax planning strategies in determining the deferred tax asset that will ultimately be realized.

Our effective income tax rate is impacted by the amount of the valuation allowance recorded and percentage depletion. Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties. Because percentage depletion can be deducted in excess of the cost bases of the properties, it creates a permanent difference and directly impacts the effective tax rate. Fluctuations in the effective tax rate may occur between fiscal periods due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company records interest and penalties associated with income taxes as a component of income tax expense.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income at December 31, 2007 includes a $4.2 million actuarial loss on the Company’s pension plan and a $6.1 million actuarial gain on its black lung obligation.   The accumulated other comprehensive loss at December 31, 2006 includes a $1.6 million actuarial loss (net of $1.0 million of taxes) on the Company’s pension plan and a $1.3 million actuarial gain (net of $0.8 million of taxes) on its black lung obligation.

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

The Company accrues for workers’ compensation benefits by recognizing a liability when it is probable that the liability has been incurred and the cost can be reasonably estimated. The Company provides information to independent actuaries, who after review and consultation with the Company with regards to actuarial assumptions, including the discount rate, prepare an evaluation of the liabilities for workers’ compensation benefits.

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

The periodic expense for black lung claims under the service cost method represents the service cost, which is the portion of the present value of benefits allocated to the current year, interest on the accumulated benefit obligation, and amortization of unrecognized actuarial gains and losses. Prior to the adoption of SFAS 158 (see Note 6), the Company amortized any unrecognized actuarial gains and losses over the average remaining work life of the workforce.  With the adoption of SFAS 158, such actuarial gains and losses are included as a component of accumulated other comprehensive income (loss) and are amortized over the average remaining work life of the workforce.

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

Health Claims

The Company is self-insured for certain health care coverage. The cost of this self-insurance program is accrued based upon estimates of the costs for known and anticipated claims. The Company recorded an estimated amount to cover known claims and claims incurred but not reported of $2.6 million and $1.8 million as of December 31, 2007 and 2006, respectively, which is included in accrued salaries, wages, and employee benefits.

Equity-Based Compensation Plan

The Company adopted Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123R), on January 1, 2006, using the modified prospective method. Prior to 2006, the Company accounted for stock based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” as permitted under SFAS 123, “Accounting for Stock-Based Compensation.” Accordingly, compensation costs for stock options granted to employees were not recognized in the consolidated statements of operations as the exercise price of options granted was equal to or greater than the market value of the stock at the date of grant. The Company’s footnotes include pro forma earning and earnings per share amounts (for the period prior to adoption) as if stock option expense had been recognized based on fair value.

The Company has elected the modified prospective transition method as permitted by SFAS 123R. Prior periods have not been restated to reflect the impact of stock option expense. Stock option expense will be recorded for all newly granted or modified options, as well as, unvested stock options that are expected to vest over the service period beginning on January 1, 2006. Stock compensation expense is generally recognized on a straight-line basis over the stated vesting period.  The adoption of SFAS 123R did not impact the accounting for the Company’s remaining unvested stock-based compensation.

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company adopted to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax returns in Virginia, Kentucky and Indiana as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2004 through 2007 tax years. The periods subject to examination for the Company’s state returns in Virginia are years 2004 through 2007; Kentucky are years 2003 through 2007 and Indiana are years 2004 through 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

 (2)  Acquisition of Triad Mining, Inc.

On May 31, 2005, the Company purchased all of the outstanding stock of Triad Mining, Inc. (Triad).   At the date of acquisition, Triad directly and through its wholly-owned subsidiary, Triad Underground Mining, LLC, owned and operated six surface mines and one underground mine in southern Indiana.  The purchase price, including related costs and fees, of approximately $70.4 million (net of cash received) was funded through the issuance of 338,295 shares of the Company’s common stock valued at $11.0 million and cash from the Company’s equity and debt offerings in May 2005.  The value of the shares issued was based on the market price of the Company’s stock over a reasonable period before and after the date at which the number of shares to be issued became fixed.  The acquisition was accounted for as a purchase.

Had the acquisition of Triad occurred at the beginning of 2005, revenues, net loss and net loss per diluted share would have been $493.6 million, $(12.2) million and $(0.79), respectively, for the year ended December 31, 2005. As the cash portion of the Triad purchase price was paid from a portion of the proceeds from the Senior Notes and the concurrent stock offering, the portion of these transactions that were necessary to complete the Triad acquisition are also assumed to have occurred at the beginning of the pro forma period.

(3)  Other Current Assets

Other current assets at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Prepaid insurance	$3,541	3,583
Other	639	705
	$4,180	4,288

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)  Long Term Debt and Interest Expense

Long-term debt is as follows at December 31, 2007 and 2006 (in thousands):

	2007	2006
Senior Notes	$150,000	150,000
Term Facility	38,800	-
Prior Senior Secured Credit Facility –Revolver	-	17,493
Total long-term debt	188,800	167,493
Less amounts classified as current	1,600	-
Total long-term debt, less current maturities	$187,200	167,493

Scheduled maturities of long-term debt are as follows (in thousands):

Year ended December 31:
2008	$1,600
2009	1,600
2010	1,600
2011	1,600
2012	151,600
Thereafter	30,800
$188,800

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

	Revolver	Term Facility	Letter of Credit Facility
Maturity	February 2012	February 2013	February 2013

Interest/Usage Rate –	Company’s option of Base Rate(a) plus 1.75% or LIBOR plus 2.75% per annum	Company’s option of Base Rate(a) plus 3.75% or LIBOR plus 4.75% per annum	4.75% per annum

Maximum Availability	Lesser of $35.0 million and the borrowing base (b)	$38.8 million outstanding as of December 31, 2007.	$60.0 million

Periodic Principal Payments	None	$400,000 is due quarterly.	Not applicable

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 0.5% and (2) the prime rate.
(b)
The Revolver’s borrowing base is the sum of up to 85% of the eligible accounts receivable plus the lesser of (1) up to 60% of eligible inventory and (2) up to 85% of the net orderly liquidation value of eligible inventory; minus reserve from time to time set by administrative agent.  Amount available is also subject to a minimum liquidity covenant.

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

As of December 31, 2007, $14.3 million of the Revolver is available to the Company after giving consideration to the $25 million minimum liquidity requirement on December 31, 2007.  Effective, January 1, 2008, the minimum liquidity requirement will be $10 million which on a proforma basis would have increased our availability under the Revolver to $29.3 million at December 31, 2007.  The minimum liquidity threshold will be $20 million on March 31, 2008, and will be $10 million for the remainder of 2008.  The Company was in compliance with all of the financial covenants under the Facilities and the Senior Notes as of December 31, 2007.

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

The Prior Letter of Credit Facility did not constitute a loan to the Company and accordingly was not available for borrowing by the Company.  The Prior Letter of Credit Facility only supported the issuance of up to $75 million of letters of credit by the Company. The Company paid a 3.0% per annum fee (Commitment Fee) on the full balance of the Prior Letter of Credit Facility and an additional 0.25% annual fee on the average balance of letters of credit issued under the Prior Letter of Credit Facility.  At December 31, 2006, the Commitment Fee was fixed at 4.75%.

Interest Expense and Other

During the years ended December 31, 2007, 2006 and 2005, the Company paid $18.2 million, $14.7 million and $10.5 million in interest, respectively.

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

During the year ended December 31, 2007, the Company wrote off $2.4 million of financing charges in connection with the repayment of the Prior Senior Secured Credit Facility.  The write off of the financing charges is classified as charges associated with repayment of debt in the accompanying consolidated statements of operations.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)	Workers’ Compensation Benefits

As of December 31, 2007 and 2006, workers’ compensation benefit obligation consisted of the following (in thousands):

	2007	2006
Workers' compensation benefits	$53,592	53,434
Less current portion	9,450	9,300
Noncurrent portion of workers' compensation benefits	$44,142	44,134

Actuarial assumptions used in the determination of the liability for the self-insured portion of workers’ compensation benefits included a discount rate of 6.0%, 5.4% and 5.1% at December 31, 2007, 2006 and 2005, respectively.

(6)	Pneumoconiosis (Black Lung) Benefits

As of December 31, 2007 and 2006, black lung benefits obligation consisted of the following (in thousands):

	2007	2006
Black lung benefits	$24,134	26,766
Less current portion	2,050	2,630
Noncurrent portion of black lung benefits	$22,084	24,136

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company adopted SFAS 158 on December 31, 2006.  The impact of adopting the provisions of SFAS 158 on our black lung obligation was to decrease the black lung obligation by $2.1 million, increase accumulated other comprehensive income (loss) by $1.3 million and increase deferred income taxes liabilities by $0.8 million.

A reconciliation of the changes in the black lung benefit obligation is as follows (in thousands):

	2007	2006
Beginning of the year black lung obligation	$26,766	27,282
Adoption of SFAS 158	-	(2,136)
Unamortized actuarial gain	(4,097)	-
Service cost	388	523
Interest cost	1,589	1,392
Amortization of the actuarial loss	-	293
Benefit payments	(512)	(588)
End of year accumulated black lung obligation	$24,134	26,766

The actuarial assumptions used in the determination of accumulated black lung obligations as of December 31, 2007 and 2006 included a discount rate of 6.5% and 5.5%, respectively. A 1.0% decrease in the discount rate used at December 31, 2007, would increase the black lung obligation by approximately $3.0 million.  For purposes of determining net periodic expense related to such obligations, the Company used a discount rate of 5.5%, 5.1%, 5.25% for the years ended December 31, 2007, 2006 and 2005.

As of December 31, 2007, the Company has a $6.1 million actuarial gain recorded in accumulated other comprehensive income (loss) on its black lung obligation.  The Company expects to recognize $562,000 of this net gain during the year ended December 31, 2008.

(7)	Equity

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

Equity Based Compensation

Under the 2004 Equity Incentive Plan (the Plan), participants may be granted stock options (qualified and nonqualified), stock appreciation rights (SARs), restricted stock, restricted stock units, and performance shares. The total number of shares that may be awarded under the Plan is 1,650,000, and no more than 1,000,000 of the shares reserved under the Plan may be granted in the form of incentive stock options.  The Company currently has the following types of equity awards outstanding under the Plan.

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

Shares awarded or subject to purchase under the Plan that are not delivered or purchased, or revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance under the Plan. At December 31, 2007, there were 442,690 shares available under the Plan for future awards.

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB 25. Under APB 25, the Company generally recognized compensation expense only for restricted stock. The Company recognized the compensation expense associated with the restricted stock ratably over the associated service period.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The following table highlights the expense related to share-based payment for the periods ended December 31 (in thousands):

	2007	2006	2005

Restricted stock	$3,535	3,600	2,235
Performance stock	-	-	154
Stock options	318	245	-
Stock based compensation	$3,853	3,845	2,389

Stock based compensation, net of taxes	$2,543	2,384	1,481

The following table is a reconciliation of the Company’s net loss and loss per share to pro forma net loss and pro forma net loss per share for the year ended December 31, 2005, as if the Company had adopted the provisions of SFAS 123R for options granted under the Company’s stock option plans (in 000’s, except per share data):

Year ended
December 31,
2005
Net loss, as reported	$(12,338)
Add: Net stock-based employee compensation reported	1,481
Deduct: Net stock-based employee compensation under FAS123R	(1,482)
Pro forma net loss	$(12,339)

Loss per share:
Basic - as reported	$(0.83)
Basic pro forma	$(0.83)
Diluted- as reported	$(0.83)
Diluted- pro forma	$(0.83)

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Dividend yield	0.0%	0.0%	0.0%
Expected volatility factor(1)	50.0%	40.0%-45.0%	40.0%
Weighted average expected volatility	50.0%	43.0%	40.0%
Risk-free interest rate(2)	4.8%	4.8%-5.0%	4.6%
Expected term (in years)	6.5	6.5	6.5

(1)	The Company used historical experience to estimate its volatility.
(2)	The risk-free interest rate for periods is based on U.S. Treasury yields in effect at the time of grant.

The following is a summary of performance stock, restricted stock and stock option awards:

	Performance Stock		Restricted Stock		Stock Options
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Shares	Fair Value	Shares	Fair Value	Shares	Exercise
	Outstanding	at Issue	Outstanding	at Issue	Outstanding	Price
December 31, 2004	100,000	$4.59	815,700	$4.97	270,000	$13.41
Granted	-	-	346,470	35.88	40,000	33.62
Exercised/Vested	-	4.59	(161,952)	4.97	(3,334)	15.00
Canceled	(81,250)	-	(133,867)	5.72	(70,666)	17.26
December 31, 2005	18,750	-	866,351	17.22	236,000	15.66
Granted	-	-	168,659	16.77	50,000	21.58
Exercised/Vested	(18,750)	4.59	(225,614)	14.84	-	-
Canceled	-	-	(69,676)	12.85	(24,999)	23.23
December 31, 2006	-	-	739,720	18.25	261,001	16.07
Granted	-	-	148,036	4.65	25,000	14.60
Exercised/Vested	-	-	(198,509)	16.37	-	-
Canceled	-	-	(12,940)	17.39	(21,667)	17.72
December 31, 2007	-	-	676,307	15.84	264,334	15.79

The following table summarizes additional information about the stock options outstanding at December 31, 2007.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in 000's)

Oustanding at December 31, 2007	$10.80-$33.75	264,334	$15.79	6.9	$ 57

Exercisable at December 31, 2007	$10.80-$33.75	157,670	$15.74	6.7	$ 34

Vested and expected to vest at December 31, 2007		264,334	$15.79	6.9	$ 57

(1) The difference between a stock award's exercise price and the underlying stock's market price at December 31, 2007.
No value is assigned to stock awards whose option price exceeds the the stock's market price at December 31, 2007.

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of December 31, 2007.

		Weighted Average
		Remaining Period
	Unearned	Of Expense
	Compensation	Recognition
	(in 000's)	(in years)
Stock Options	$343	1.6
Restricted Stock	8,469	2.6
Total	$8,812

(8)	Income Taxes

Income tax benefit consists of (in thousands):

	2007	2006	2005
Current:
Federal	$-	(2,686)	22
State	723	529	402
	723	(2,157)	424
Deferred:
Federal	(16,320)	(17,203)	(12,084)
State	(2,252)	(7,791)	(2,623)
	(18,572)	(24,994)	(14,707)
	$(17,849)	(27,151)	(14,283)

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A reconciliation of income taxes computed at the statutory federal income tax rate to the expense benefit for income taxes included in the consolidated statements of operations is presented below:

	2007		2006		2005

Federal income taxes at statutory rates	(34.0	) %	(34.0	) %	(34.0	) %
Percentage depletion	(3.8)		(8.9)		(15.2)
Other permanent items	-		0.9		(2.2)
Effect of state tax rate change, net	-		(3.9)		-
Change in valuation allowance	13.2		-		-
State income taxes, net of federal	(1.9)		(5.2)		(5.5)
Other, net	1.7		0.2		3.2
	(24.8	) %	(50.9	) %	(53.7	) %

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below (in thousands):

	2007	2006
Deferred tax assets:
Accruals for financial reporting purposes, principally workers' compensation and black lung obligations	$46,125	46,142
Net operating loss carryforwards	56,705	36,780
Accumulated comprehensive income	-	157
Total gross deferred tax assets	102,830	83,079
Less valuation allowance	8,798	-
Net deferred tax asset	94,032	83,079
Deferred tax liabilities - property, plant and equipment, principally due to differences in depreciation, depletion and amortization	88,776	96,239
Net deferred asset (liability)	$5,256	(13,160)

The net deferred tax asset is included in other assets as of December 31, 2007.

As of December 31, 2007, we had a valuation allowance recorded for taxes of $8.8 million.  The valuation allowance is based on an assumption that not all of the gross deferred tax asset recorded as of December 31, 2007 will more likely than not be realized.   As of December 31, 2006, due primarily to the existence of deferred tax liabilities in excess of gross deferred tax assets, we had no valuation allowance recorded for taxes.

At December 31, 2007, the Company has consolidated NOLs for federal income tax purposes of approximately $155.8 million which expire beginning in 2023 and consolidated Kentucky net operating loss carryforwards of approximately $81.1 million which expire beginning in 2023. These net operating loss carryforwards generate a combined federal and state tax benefit of approximately $56.7 million.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company received no income tax refunds during 2007.  During the year ended December 31, 2006 and 2005, the Company received income tax refunds of $3.1 million and $1.8 million.  The income tax benefit for the year ended December 31, 2007 includes $0.2 million of interest and penalties.

(9)  Employee Benefit Plans

Defined Benefit Pension Plan

Effective September 30, 2007, the Company froze pension plan benefit accruals for all employees covered under its qualified non-contributory defined benefit pension plan, resulting in a curtailment gain of $6.1 million.   Prior to being frozen the pension plan covered substantially all employees in the Company’s CAPP and corporate segments (as defined in Note 15) who met certain length of service requirements.  The Company’s funding policy is to contribute annually an amount at least equal to the minimum funding requirements actuarially determined in accordance with the Employee Retirement Income Security Act of 1974.

The plan assets for the qualified defined benefit pension plan are held by an independent trustee. The plan’s assets includes investments in cash and cash equivalents, corporate and government bonds, preferred and common stocks. The Company has an internal investment committee that sets investment policy, selects and monitors investment managers and monitors asset allocation.

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

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.  This evaluation resulted in the selection of the 7.5% long-term rate of return on assets assumption for the year ended December 31, 2007.

The Company adopted FASB No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158) on December 31, 2006. The impact of adopting the provisions of SFAS 158, that required the recognition of the under funded status of our defined benefit plan, increased the pension liabilities by $5.9 million, decreased accumulated other comprehensive income by $3.7 million and decreased deferred income tax liabilities by $2.2 million. SFAS 158 required a change in the measurement date of our benefit obligation from September 30 to December 31; the impact of this change as of December 31, 2006 was to decrease the pension liability by $1.1 million, increase accumulated other comprehensive income by $1.0 million, increase accumulated deficit by $0.3 million and increase deferred income tax liabilities by $0.4 million.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The fair value of the major categories of qualified defined benefit pension plan assets includes the following (in thousands):

	2007		2006
	Amount	Percentage	Amount	Percentage
Equity securities	$40,271	68.8%	$39,226	72.8%
Debt securities	17,782	30.4%	14,207	26.4%
Other (includes cash and cash equivalents)	498	0.8%	441	0.8%
	$58,551	100.0%	$53,874	100.0%

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table sets forth changes in the plan’s benefit obligations, changes in the fair value of plan assets, and funded status at December 31, 2007 and 2006 (in thousands):

	2007	2006
Change in benefit obligation:
Projected benefit obligation at beginning of year	$66,885	62,635
Service cost	2,173	2,497
Interest cost	3,611	3,217
Actuarial loss	192	397
Adjustment for change in measurement period	-	581
Gain on curtailment	(6,110)	-
Benefits paid	(2,777)	(2,442)
Projected benefit obligation at end of year	$63,974	66,885
Change in plan assets:
Fair value of plan assets at beginning of year	$53,874	43,864
Actual return on plan assets	2,762	7,067
Employer contributions	4,692	5,385
Benefits paid	(2,777)	(2,442)
Fair value of plan assets at end of year	$58,551	53,874
Reconciliation of funded status:
Funded status	$(5,423)	(13,011)
Net amount recognized	$(5,423)	(13,011)
Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(5,423)	(13,011)

The accumulated benefit obligation of the plan was approximately $64.0 million and $60.4 million as of December 31, 2007 and 2006, respectively. Company contributions in 2008 are expected to be approximately $0.7 million.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of net periodic benefit cost and benefits paid by period are as follows (in thousands):

	2007	2006	2005
Service cost	$2,173	2,497	2,105
Interest cost	3,611	3,217	3,170
Expected return on plan assets	(4,203)	(3,390)	(3,061)
Gain on curtailment	(6,110)	-	-
Recognized actuarial loss	-	-	19
Net periodic benefit cost	$(4,529)	2,324	2,233

Benefits paid	$2,777	2,442	1,694

As of December 31, 2007 and 2006, the Company had a $4.2 million and a $1.6 million net actuarial loss recorded in accumulated other comprehensive loss on its defined benefit plan.  The Company does not expect to recognize any of the net actuarial gain or loss in the year ended December 31, 2008.

The weighted-average assumptions used to determine the pension benefit obligations are as follows:

	2007	2006
Discount rate	5.80%	5.55%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	Not applicable	4.00%
Measurement date	December 31, 2007	December 31, 2006

The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	Three Months	Nine months
	Ended	Ended
	December 31,	September 30,
	2007	2007	2006	2005
Discount rate	6.00%	5.55%	5.25%	5.50%
Expected return on plan assets	7.50%	7.50%	7.50%	8.00%
Rate of compensation increase	Not applicable	4.00%	4.00%	4.00%
Measurement date	September 30, 2007	October 1, 2006	October 1, 2005	October 1, 2004

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following benefit payments are expected to be paid (based on the assumptions described above (in thousands)).

Year ended December 31:
2008	$2,263
2009	2,396
2010	2,549
2011	2,758
2012	2,992
2013-2017	18,258

Savings and Profit Sharing Plan

The Company sponsors profit sharing plans and defined contribution pension plans.  All U.S. employees are eligible for at least one of the Company’s plans. The Company’s contributions vary depending on the plan and cannot exceed the maximum allowable for tax purposes. The Company recognized approximately $3.6 million, $3.4 million and $2.1 million of expense relating to the Savings and Profit Sharing Plan for the years ended December 31, 2007, 2006 and 2005, respectively.

(10)  Major Customers

During 2007, approximately 47% of total revenues were from two customers, the largest of which represented 28% of revenues.  During 2006, approximately 41% of total revenues were from two customers, the largest of which represented 25% of revenues.  During 2005, approximately 44% of revenues were from two customers, the largest of which represented 27% of revenues.  These customers for 2007, 2006 and 2005 are both included in the CAPP segment in Note 15.

(11)  Leases

The Company leases equipment and various other properties under non-cancelable long-term leases, expiring at various dates. Certain leases contain options that would allow the Company to extend the lease or purchase the leased asset at the end of the base lease term. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2007 were as follows (in thousands):

Operating
leases
Year ended December 31:
2008	$6,751
2009	5,618
2010	2,796
2011	786
$15,951

The Company incurred rent expense on equipment and offices space of approximately $7.3 million, $2.3 million and $1.0 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(12) Commitments and Contingencies

Future minimum royalty commitments under coal lease agreements at December 31, 2007 were as follows (in thousands):

Royalty
commitments
Year ended December 31:
2008	$16,474
2009	14,585
2010	14,513
2011	14,537
2012	17,880
2013 and thereafter	83,596
$161,585

Certain coal leases do not have set expiration dates but extend until completion of mining of all merchantable and mineable coal reserves.  For purposes of this table, we have generally assumed that minimum royalties on such leases will be paid for a period of ten years.

Certain coal leases require payment based on minimum tonnage, for these contracts an average sales price of $50.73 was used to project the future commitment.

The Company has established irrevocable letters of credit totaling $60.0 million as of December 31, 2007 to guarantee performance under certain contractual arrangements.  The letters of credit were issued under the Letter of Credit Facility (Note 4).

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13) Earnings (Loss) Per Share

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings (loss) per share (in thousands):

	As of December 31,
	2007	2006	2005
Weighted average number of common shares outstanding:
Basic	16,412	15,849	14,955
Effect of dilutive instruments	-	-	-
Diluted	16,412	15,849	14,955

For periods in which there was a loss, the Company has excluded from its diluted earning per share calculation options to purchase shares with underlying exercise prices less than the average market prices and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per share.  The excluded instruments would have increased the diluted weighted average number of common shares by approximately 680,000, 861,000 and 959,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

(14) Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information. As of December 31, 2007 and 2006, except for long-term debt obligations, the carrying amounts of all financial instruments approximate their fair values due to their short maturities.

The Company believes that the fair value of its Senior Notes was $132.0 million and $135.0 million at December 31, 2007 and 2006, respectively, based on available market information at that date.  The Company believes that the fair value of its Term Loan was $38.2 million at December 31, 2007, based on available market information at that date.  The Company believes that the carrying amount of the Prior Revolver portion of its Prior Senior Secured Credit Facility approximated the fair value at December 31, 2006, due to the variable interest rate and recent amendment to that facility.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15) Segment Information

The Company mines, processes and sells bituminous, steam-and industrial-grade coal to electric utilities and industrial customers. The Company has two segments based on the coal basins in which the Company operates. These basins are located in Central Appalachia (CAPP) and in the Midwest (Midwest). The Company’s CAPP operations are located in eastern Kentucky and the Company’s Midwest operations are located in southern Indiana. Coal quality, coal seam height, transportation methods and regulatory issues are generally consistent within a basin. Accordingly, market and contract pricing have been developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs. Operating segment results are shown below (in thousands).

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Years Ended
	December 31,
	2007	2006	2005
Revenues
CAPP	$429,283	472,100	398,118
Midwest (1)	91,277	92,691	55,881
Corporate	-	-	-
Total	$520,560	564,791	453,999

Depreciation, depletion and amortization
CAPP	$56,506	60,040	43,687
Midwest (1)	15,199	14,411	7,985
Corporate	151	111	150
Total	$71,856	74,562	51,822

Total operating income (loss)
CAPP	$(30,841)	(20,425)	94
Midwest (1)	(3,276)	(512)	1,349
Corporate (3)	(16,626)	(16,500)	(13,941)
Total	$(50,743)	(37,437)	(12,498)

Interest Income (2)
Corporate	$(471)	(366)	(226)
Total	$(471)	(366)	(226)

Interest Expense (2)
Corporate	$19,764	16,782	12,892
Total	$19,764	16,782	12,892

Income tax benefit (2)
Corporate	$(17,844)	(27,151)	(14,283)
Total	$(17,844)	(27,151)	(14,283)

Net earnings (loss) (2)
CAPP	$(30,841)	(20,425)	94
Midwest (1)	(3,276)	(512)	1,349
Corporate (3)	(19,898)	(5,232)	(13,781)
Total	$(54,015)	(26,169)	(12,338)

(1) Includes the results of operation of Triad from the date of its acquisition (May 31, 2005)
(2) The Company does not allocate interest income, interest expense or income taxes to its segments.
(3) The $6.1 million gain on curtailment of the pension plan was allocated to corporate.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31,
	2007	2006
Total Assets
CAPP	$326,571	351,846
Midwest	93,982	93,384
Corporate	18,734	6,024
Total	$439,287	451,254

Goodwill
CAPP	$-	-
Midwest	26,492	26,492
Corporate	-	-
Total	$26,492	26,492

	Years Ended
	December 31,
Capital Expenditures	2007	2006	2005
CAPP	$42,379	53,906	83,038
Midwest	6,564	8,585	1,837
Corporate	400	16	112
Total	$49,343	62,507	84,987

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(16)  Quarterly Information (Unaudited)

Set forth below is the Company’s quarterly financial information for the previous two fiscal years (in thousands):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Total revenue	$132,435	131,936	130,052	126,137
Gross profit (loss)	(486)	(8,450)	(466)	(9,150)
Loss from operations	(7,961)	(16,138)	(8,528)	(18,116)
Loss before taxes	(14,544)	(21,027)	(13,613)	(22,675)
Net loss	(7,255)	(18,613)	(9,696)	(18,451)
Loss per share (Basic and Diluted):	$(0.46)	(1.17)	(0.60)	(1.04)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Total revenue	$146,676	140,176	138,107	139,832
Gross profit (loss)	10,010	561	(2,502)	(14,639)
Income (loss) from operations	3,766	(6,959)	(10,461)	(23,783)
Income (loss) before taxes	102	(10,652)	(14,314)	(28,456)
Net income (loss)	1,401	(3,364)	(8,414)	(15,792)
Income (loss) per share (Basic and Diluted):	$0.09	(0.21)	(0.53)	(0.99)

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March, 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 6th day of March, 2008.

Signature	Title
/s/ Peter T. Socha Peter T. Socha	Chairman of the Board, President and Chief Executive Officer (principal executive officer)
/s/ Samuel M. Hopkins, II Samuel M. Hopkins, II	Vice President and Chief Accounting Officer (principal financial officer and principal accounting officer)
/s/ Alan F. Crown Alan F. Crown	Director
/s/ Ronald J. FlorJancic Ronald J. FlorJancic	Director
/s/ Leonard J. Kujawa Leonard J. Kujawa	Director
/s/ Joseph H. Vipperman Joseph H. Vipperman	Director