Form 10-K/A
period 2007-12-31
James River Coal CO
filed 2008-04-29
CIK 1297720

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
Yes    ☒             No    ☐

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 15, 2008 was 25,324,897.

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s 2007 Annual Report on Form 10-K is solely for the purpose of including the information called for by Part III, Items 10, 11, 12, 13 and 14.  The Part III information was initially omitted from the Registrant’s original 2007 Form 10-K filing (the “Original Report”) as permitted by General Instruction G(3).  Exhibits 31.1, 31.2, 32.1 and 32.2 are being currently dated and filed herewith, but are unchanged from those filed in the Original Report, except that Exhibits 31.1 and 31.2 have been revised to reflect the fact that this Amendment No. 1 neither contains nor amends the Registrant’s financial statements.  No other changes to the Original Report have been made.  This Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update the disclosures therein in any way other than as described above.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers and directors as of April 15, 2008:

Name	Age	Position
Peter T. Socha	49	Chairman, President and Chief Executive Officer
Coy K. Lane, Jr.	47	Senior Vice President and Chief Operating Officer
Michael E. Weber	54	Senior Vice President and Chief Commercial Officer
Samuel M. Hopkins II	51	Vice President and Chief Accounting Officer
Alan F. Crown	60	Director
Ronald J. FlorJancic	57	Director
Leonard J. Kujawa	75	Director
Joseph H. Vipperman	67	Director

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

Alan F. Crown. Mr. Crown has been a Director since May 2004. He has serviced since April 2007 as an Operating Partner at Comvest Investment Group.  Mr. Crown previously served from January 2004 to April 2007 as President and Chief Operating Officer of Transload America, LLC, a waste haulage company. Prior to that time Mr. Crown was employed by CSX Transportation, a major eastern railroad, from 1966 until he retired in September 2003. From 1999-2003, he served as Vice President—Central Region (1999-2000), Senior Vice President—Transportation (2000-2002), and Executive Vice President (2002-2003). Mr. Crown attended the University of Baltimore.

Ronald J. FlorJancic. Mr. FlorJancic has been a Director since August 2006.  He is a Principal and Partner at Customer Care Specialists, Inc., a management consulting firm. Mr. FlorJancic has been a consultant to the coal, coalbed methane, energy and telecommunications industries since 2003. Prior to that, Mr. FlorJancic spent 30 years with CONSOL Energy Inc. in various positions of operations, safety, coal trading, transportation and distribution, and sales and marketing. He was chief of mergers and acquisitions and an active principal in CONSOL Energy's IPO. Mr. FlorJancic retired from CONSOL Energy in 2003 as Executive Vice President. Mr. FlorJancic is a Certified Mine Foreman – Pennsylvania.  He earned a B.S. in Business (with distinction) and a M.B.A. from Indiana University. Mr. FlorJancic attended the Executive Management Program at Emory University.

Leonard J. Kujawa. Mr. Kujawa has been a Director since May 2004. Mr. Kujawa previously served as a partner at Arthur Andersen & Co. from 1965 to 1995. When he retired in 1995, he had worldwide management responsibility for services to audit clients in the utility, energy and telecommunications fields. For over ten years, Mr. Kujawa has participated extensively in the restructuring and privatization of energy companies around the world. Mr. Kujawa was a Senior Advisor to Cambridge Energy Research Associates, leading their program for Chief Financial Officers and Chief Risk Officers. Mr. Kujawa currently serves as a utility industry financial consultant in Asia. He also serves on the Board of Directors of China Tobacco Mauduit (Jiangmen) Paper Industry Company.  Mr. Kujawa previously served on the Boards of American Electric Power and Schewitzer-Muaduit International. Mr. Kujawa has a B.B.A. (with distinction) and a M.B.A. from the University of Michigan. Mr. Kujawa is a Certified Public Accountant, and has been designated by the Board of Directors as an audit committee financial expert.

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

Audit Committee

The Board of Directors has a separately-designated standing audit committee, which is currently composed of Messrs. FlorJancic, Kujawa and Vipperman. The Board has determined that Mr. Kujawa satisfies the “audit committee financial expert” criteria adopted by the SEC under Section 407 of the Sarbanes-Oxley Act of 2002 and serves as the Audit Committee Chairman. The members of the Audit Committee are all independent and meet the financial literacy requirements of the Nasdaq listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the disclosure requirements of Item 405 of Regulation S-K require the directors and executive officers of the Company, and any persons holding more than 10% of any class of equity securities of the Company, to report their ownership of such equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Based solely on a review of the written statements and copies of such reports furnished to the Company by its executive officers and directors, the Company believes that during fiscal 2007 all Section 16(a) filing requirements applicable to its executive officers, directors and shareholders were complied with.

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

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This discussion and analysis addresses the material elements of the Company's compensation program for Named Executive Officers, including the Company's compensation objectives and overall philosophy, the compensation process and the administration of the program. It is intended to complement and enhance an understanding of the compensation information presented in the “Summary Compensation Table” and other accompanying tables.

As used in this report, the term “Named Executive Officers” means the Company's Chairman, President and Chief Executive Officer; Senior Vice President and Chief Operating Officer; Senior Vice President and Chief Commercial Officer; and Vice President and Chief Accounting Officer. In this “Compensation Discussion and Analysis” section, the terms “we,” “our,” “us” and the “Committee” refer to the Compensation Committee of the Company's Board of Directors.

Compensation Program Objectives, Administration and Overall Philosophy

The objectives of the Company's compensation program are to enhance the profitability and growth of the Company, and thus shareholder value, by aligning executive compensation with the Company's business goals and performance and by attracting, retaining and rewarding executive officers who contribute to the long−term success of the Company. The Company also seeks to provide a compensation program that is both competitive in the marketplace and that is internally equitable based upon the level of responsibility that the executive holds.

Decisions on compensation of the Company's executive officers generally have been made by the Committee, based upon the recommendation of the Chief Executive Officer. The Committee operates under a Charter that was approved by the Company's Board of Directors in 2004.  None of the members of the Committee has been an officer or employee of the Company, and the Board of Directors has considered and determined that all of the members are independent as “independent” is defined under Nasdaq rules and otherwise meet the criteria set forth in the Committee's Charter. In determining the compensation to be paid to the executive officers of the Company, the Committee members rely upon their individual knowledge of compensation paid to executives of companies of comparable size and complexity and a study conducted by Towers Perrin, as described below. They also consider the performance of the Company and the merits of the individual under consideration. The Committee considers both financial measures as well as non-financial measures (e.g., safety record, individual goals, etc.) in determining the amount of each element of compensation to be paid to the Named Executive Officers. The Committee reviews the performance and makes recommendations to the Board of Directors for approval of all compensation and benefits of the Chief Executive Officer. For other Named Executive Officers, the Chief Executive Officer makes recommendations that the Committee considers before making a final determination.

The Committee employs a mix of long− and short−term incentives in its compensation program. The compensation program is designed to motivate and reward the Company's executive officers for their contributions to shareholder value and the achievement of business plan objectives, and to link company−wide, division and individual performance goals.

Based upon certain provisions in its charter, the Committee may, from time to time, engage compensation consultants to assist in evaluating the Company's executive compensation plans. During 2006, the Committee engaged Towers Perrin to conduct a comprehensive review of total compensation for select executive positions and to provide high−level annual program design recommendations. The base salary and annual incentive study was completed in December 2006.  Based upon the ultimate findings in the study, we implemented the compensation plan for officers and key employees that is described below under Elements of Compensation – Bonuses.  We believe this plan meets our compensation objectives on a going forward basis.

Elements of Compensation

The compensation program includes the following key elements: base salary, bonuses, equity incentives and retirement benefits. Historically, the mix has been based on our general expectations and is set at a level we believe will allow us to hire, motivate and retain key employees.

Base Salary

The first element of our compensation program is base salary. We set base salaries for our employees at rates we believe are market rates based on our general experience. The starting point for determining such salaries generally will be the salary the executive officer received in the prior fiscal year. The Chief Executive Officer makes recommendations to the Compensation Committee regarding the base salary for the Company's executive officers based upon the profitability of the Company and the level of responsibility, time with the Company, contribution and performance of the executive officer.

The Chief Executive Officer's compensation is governed largely by his employment agreement with us. The Company entered into an employment agreement with Mr. Socha on May 7, 2004. The employment agreement provides for a base salary of $375,000 per year, subject to annual review. The agreement provides that Mr. Socha will serve as President and Chief Executive Officer of the Company for an initial three−year term of employment. The term may be extended by mutual agreement of the parties in one−year increments, beginning on the first anniversary of the agreement. The term of the agreement was extended for an additional year in each of May 2006 and May 2007 so that the current term expires in May 2010.

Base salaries for the Company's other Named Executive Officers are initially set with the approval of the Committee at the agreed−upon level outlined in their offer letter from the Company at the time of their original hire and reviewed annually, and may be adjusted accordingly, based on the guidelines outlined above. Base salaries are targeted at the 50th percentile of comparable companies as recommended by the Towers Perrin comprehensive review of salary performed in 2006; however, most officers of the Company, including the Chief Executive Officer, are currently below that level.  The Towers Perrin comprehensive review compared the Chief Executive Officer’s salary to industry competitors, including Alliance Resource Partners, Arch Coal, CONSOL Energy, Foundation Coal, Massey Energy, Peabody Energy, Penn Virginia, Westmoreland Coal, Alpha Natural Resources and National Coal.  The Towers Perrin review also considered a 2005 Energy Services Executive Compensation Survey for the other Named Executive Officers.

Effective April 1, 2008, the Company has set new annual salaries for the named executive as follows:

Officer	Base Salary
Peter T. Socha	$425,000
Coy K. Lane Jr.	$275,000
Michael E. Weber	$206,000
Samuel M. Hopkins II	$175,000

Bonuses

Bonuses to executives are designed to reward meeting key expectations and the achievement of important financial or operating performance goals. The performance factors selected for any particular officer vary depending on the officer's specific responsibilities within the Company.  Prior to 2007, awarded bonuses were subjective.  In 2007, we formalized a bonus plan that targets key objectives for our executives, including financial, operational and safety outcomes. The current bonus plan provides for bonuses of up to 25% to 60% of base salaries for covered participants for meeting certain budgeted financial targets, with the opportunity for additional increases if the budgeted targets are exceeded.  The primary financial target used by the Company for determining the bonus is EBITDA.  EBITDA is defined as net income before federal income taxes, excluding net gains or losses on investments, and before deduction for any expenses attributable to interest, depreciation or amortization, as derived from the annual audited financial statements of the Company for the year. At the production level, we use bonuses to reward employees for achievements in certain key areas including safety and production initiatives.

Mr. Socha's employment agreement, described above, stipulates that he will participate in our annual bonus program, without specifying a percentage of salary target. Eligibility to receive bonuses for our other Named Executive Officers of up to 50% of their base salary is provided for in the offer letters they received from the Company at their initial hire date. On April 17, 2007, we approved bonuses to be paid in 2007 to the Named Executive Officers as follows: Mr. Socha − $150,000, Mr. Lane − $75,000, Mr. Hopkins − $43,000, and Mr. Weber − $5,000.  In some cases, these bonuses were above the amounts that were required by the bonus plan, in recognition of the prior performance of the individual officer.  In 2008, we approved bonus to be paid in 2008 to the Named Executive Officers as follows:  Mr. Socha − $150,000, Mr. Lane − $75,000, Mr. Hopkins − $20,000, and Mr. Weber − $20,000.  These amounts were made using Board discretion as provided for in the bonus plan and were in regcognition  of improved safety achievements, overall performance and prior service of the officers in the face of extraordinarily difficult regulatory, coal market and liquidity conditions experienced by the Company.

Equity Incentives

The Company uses grants of stock options and restricted stock to its key employees and executive officers to more closely align the interests of such employees and officers with the interests of its shareholders. We believe that this policy creates an incentive for our key employees and executive officers to maximize shareholder value, primarily through growth and return on invested capital. The amount and nature of prior awards are generally considered in determining any new equity incentive awards for executive officers, although other factors, such as the need to retain experienced managers, are also considered. For 2007 and prior years, annual restricted stock has been issued to employees as determined by the Chief Executive Officer from a pool of stock approved by the Compensation Committee.

Equity awards equivalent to 141,786 restricted shares of the Company's common stock were awarded to employees during the year ended December 31, 2007.   No restricted shares of the Company's common stock were granted to Named Executive Officers during the year ended December 31, 2007.  A summary of outstanding equity awards at December 31, 2007 is provided in the “Outstanding Equity Awards at Fiscal Year−End” table below.

With the exception of options issued to the Chief Executive Officer before we emerged from bankruptcy in 2004, we have limited the type of equity grants made to other employees primarily to restricted stock grants. We believe that restricted stock grants provide less dilution than options, are more easily understood by non−management employees and align local objectives with company−wide objectives, allowing us to retain key employees. At senior levels, we believe that the stock price is tied to operating results which drives stock appreciation.

A summary of the options held by Mr. Socha is provided in the “Outstanding Equity Awards at Fiscal Year−End Table” listed below. No options were granted to Named Executive Officers in 2007. Additionally, there were there no outstanding options for any other Named Executive Officers, except Mr. Socha, from previous years.

Retirement Benefits

Effective September 30, 2007, the Company froze pension plan benefit accruals for all employees covered under its qualified non-contributory defined benefit pension plan.  Prior to being frozen, the pension plan covered substantially all employees in the Company’s Central Appalachian (“CAPP”) region and corporate offices who met certain length of service requirements.  The number of years of credited service and the present value of accrued pension benefits for Named Executive Officers are listed in the “Pension Benefits” table below. Changes in the value of pension benefits for Named Executive Officers from 2006 to 2007 are listed in the “Summary Compensation Table” below.

The Company also has a defined contribution profit sharing plan covering eligible employees. The plan is voluntary with respect to participation and is subject to the provisions of ERISA. The plan provides for participant contributions of up to 15% of after−tax annual compensation, as defined by the plan. The Company contributes an amount equal to 50% of the participant's first 6% of after−tax contributions. The Company may contribute an additional amount from its profits as authorized by the Board of Directors. The Company made no additional contributions in 2007. Participants in the plan are immediately vested in their contributions, plus actual earnings thereon. Vesting in the Company's contributions is based on years of continuous service. Participants are fully vested in Company contributions after attaining five years of credited service. The Company's 2007 contributions to the plan on behalf of Named Executive Officers are included in the “All Other Compensation” column in the “Summary Compensation Table” below.  The Company has announced to its employees that it plans to replace the after-tax feature of its plan with a pre-tax contribution 401(k) feature during 2008.  The Company expects that the employer match will be similar to that currently in use in the after-tax plan.

The Company also has a defined contribution 401(k) plan covering all employees of Triad Mining, Inc. and Triad Underground Mining, which constitute our Midwest region operations. There were no Named Executive Officers participating in the Triad Mining, Inc. 401(k) Plan during 2007.

Other Benefits

Our executives also participate, on a voluntary basis, in customary benefits that are provided to all employees, including health, life, disability and dental insurance. The taxable value of life insurance benefits provided by the Company for Named Executive Officers is included in “All Other Compensation” on the “Summary Compensation Table” below.

SUMMARY COMPENSATION TABLE

The following table provides information concerning the compensation for our Chief Executive Officer, our Chief Accounting Officer and each of our two other most highly compensated executive officers for their service to the Company during the fiscal year ended December 31, 2007.  As of December 31, 2007, we did not have any executive officers other than those listed below.

Name and Principal Position	Year	Base Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2) (3)	All Other Compensation ($) (4)	Total ($)
Peter T. Socha Chairman of the Board, President and Chief Executive Officer	2007 2006	375,000 375,000	150,000 -	206,250 206,250	- -	- -	4,908 9,391	10,649 12,510	746,807 603,151
Coy K. Lane, Jr. Senior Vice President and Chief Operating Officer	2007 2006	250,000 250,810	75,000 -	677,724 677,724	- -	- -	4,126 19,496	8,310 8,310	1,015,160 956,340
Michael E. Weber (5) Senior Vice President and Chief Commercial Officer	2007 2006	200,000 56,395	5,000 -	71,323 23,774	- -	- -	- -	6,966 1,396	283,289 81,565
Samuel M. Hopkins, II Vice President and Chief Accounting Officer	2007 2006	140,000 140,000	43,000 -	68,750 68,750	- -	- -	- 5,901	4,835 4,674	256,585 219,325

(1)
The value of stock awards is the compensation expense amount recognized for financial statement reporting purposes for 2007 in accordance with FAS 123R. A discussion of the relevant fair value assumptions is set forth in Note 7 to the Company's consolidated financial statements on pages F−18 through F−22 of the Annual Report on Form 10−K for the year ended December 31, 2007.  The stock compensation expense for 2006 reflects a change in the method of calculation from the amount reported in the Company’s annual report on Form 10-K/A to make the amount comparative to the calculation for 2007 in the above table.

(2)
The change in pension value for 2007 is the increase in actuarial present value of the Company's defined benefit pension plan attributable to the Named Executive Officer that was accrued during the year.  Effective September 30, 2007, the Company froze pension plan benefit accruals for all employees covered under the plan, resulting in a decrease of $2,568 in the benefit accrual for Mr. Hopkins.  Mr. Weber joined the Company in September 2006 and did not meet the eligibility requirements to participate in the plan prior to September 30, 2007.

(3)	The Company does not provide any non−qualified deferred compensation plans to its employees.
(4)
All Other Compensation consists of employer matching contributions under the Company's defined contribution profit sharing plan and the taxable value of life insurance benefits provided by the Company.

(5)	Mr. Weber joined the Company on September 11, 2006.

GRANTS OF PLAN-BASED AWARDS

There were no grants of restricted shares of the Company's common stock to Named Executive Officers during the year ended December 31, 2007.

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END

The following table sets forth information about the outstanding equity awards for each of the Named Executive Officers as of December 31, 2007.

Name	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (# exercisable)	Number of Securities Underlying Unexercised Options (# unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Peter T. Socha	90,000 (2)	60,000 (2)	-	$10.80	5/7/14	82,500(3)	$922,350	-	-
Coy K. Lane, Jr.	-	-	-	-	-	60,000 (4)	670,800	-	-
Michael E. Weber	-	-	-	-	-	20,000 (5)	223,600	-	-
Samuel M. Hopkins, II	-	-	-	-	-	27,500 (6)	307,450	-	-

(1)	The market value was calculated based on the closing market price of $11.18 per share of the Company's common stock on December 31, 2007, the last trading day of 2007.
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

(4)
During 2005, Mr. Lane was granted 100,000 restricted shares of the Company's common stock which vest as follows: 25% of the shares vest in five equal annual installments, beginning on May 25, 2006, and the remaining 75% of the shares vest in five equal annual installments beginning November 1, 2006.

(5)	In 2006, Mr. Weber was granted 25,000 restricted shares of the Company's common stock which vest in five equal annual installments, beginning on November 1, 2007.
(6)	In 2004, Mr. Hopkins was granted 68,750 restricted shares of the Company's common stock which vest in five equal annual installments, beginning on May 25, 2005.

The amount ultimately realized by the Named Executive Officer may vary based on a number of factors, including the Company's actual operating performance, stock price fluctuations and the timing of exercises and sales.

OPTION EXERCISES AND STOCK VESTED IN 2007

The following table sets forth information about stock awards that vested during 2007.  There were no stock option exercises by Named Executive Officers during 2007.

Name	OPTION AWARDS		STOCK AWARDS
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Peter T. Socha	-	-	41,250	$602,250
Coy K. Lane, Jr.	-	-	20,000	165,250
Michael E. Weber	-	-	5,000	30,750
Samuel M. Hopkins, II	-	-	13,750	200,750

(1)	The value of the awards was calculated on the closing price per share of the Company's common stock on the vesting date.

PENSION BENEFITS IN 2007

Effective September 30, 2007, the Company froze pension plan benefit accruals for all employees covered under its qualified non-contributory defined benefit pension plan.  Prior to being frozen, the pension plan covered substantially all employees in the Company’s Central Appalachian (“CAPP”) region and corporate offices who met certain length of service requirements.

The monthly retirement benefit payable upon the normal retirement of any participant is dependent upon age, compensation and years of service. The normal retirement age under the plan is 65, but a full benefit is available to a retiree at age 62. A retiree can begin receiving a benefit as early as age 55, provided they have at least ten years of service at the time; however, a 3% reduction factor applies for each year a retiree receives a benefit prior to age 62.  Compensation for purposes of calculating the monthly retirement benefit payable means basic monthly earnings, excluding overtime, bonuses and commissions, based on the employee's average salary for the three highest consecutive years of service during the employee's last ten years of employment. This amount is capped by the $220,000 annual limit imposed by the Internal Revenue Service for the 2007 calendar year. The Internal Revenue Code limits the amount of annual benefits which may be payable from the pension trust.

The following table lists the number of years of credited service and the present value of accrued pension benefits for Named Executive Officers as of December 31, 2007. Changes in the value of pension benefits for Named Executive Officers from 2006 to 2007 are listed in the “Summary Compensation Table” above.

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Peter T. Socha	James River Coal Company Employees’ Pension Plan	5.0	$43,551	-
Coy K. Lane, Jr.	James River Coal Company Employees’ Pension Plan	3.0	23,622	-
Michael E. Weber (3)	James River Coal Company Employees’ Pension Plan	-	-	-
Samuel M. Hopkins, II	James River Coal Company Employees’ Pension Plan	4.0	24,443	-

(1)
Effective September 30, 2007, the Company froze pension plan benefit accruals and plan participation. Prior to that time, participants were credited with a year of credited service for any year in which they had completed 1,000 or more hours of service.

(2)
Amounts represent the actuarially determined present value of accumulated plan benefits due the individual, assuming an interest rate of 5.80%, as used in the Company's financial statement disclosures for the year ended December 31, 2007, the RP2000 Mortality adjusted for Blue Collar  and compensation limits of $220,000 for 2007, $220,000 for 2006 and $210,000 for 2005.

(3)	Mr. Weber joined the Company in September 2006 and did not meet the eligibility requirements to participate in the plan.

The Company also has a defined contribution profit sharing plan and a defined contribution 401(k) plan, which are discussed above under the heading “Retirement Benefits.” The Company's 2007 contributions to the defined contribution profit sharing plan on behalf of Named Executive Officers are included in the “All Other Compensation” column in the “Summary Compensation Table” above. There were no Named Executive Officers participating in the Company's 401(k) plan during 2007. Additionally, the Company does not provide any non−qualified deferred compensation plans to its employees.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, SEVERANCE AND CHANGE-IN-CONTROL ARRANGEMENTS

Employment Contracts

As discussed under “Base Salary” above, the Company and Mr. Socha entered into an employment agreement effective May 7, 2004. In addition to the base salary, bonuses, equity incentives and other benefits terms outlined above, the employment agreement provides that if Mr. Socha's employment is terminated without good reason, as defined in the employment agreement, before expiration, he will receive the greater of (i) his remaining salary due under the employment agreement or (ii) 12 months of salary. Mr. Socha's employment agreement also provides that upon termination without good reason or a change in control (as those terms are defined in the applicable agreements) all of Mr. Socha's restricted shares and options will immediately vest and the options will become exercisable.

Severance and Change−in−Control Arrangements

The Company has a plan for certain employees that would encourage them to devote their time and energies to the successful performance of their employment duties while providing them a measure of security during a potential change-in-control transaction. We believe that such a plan promotes alignment of management's goals with stockholders' goals by helping reduce management's reluctance to pursue and act on change−in−control transactions. Additionally, change−in−control agreements with key employees allow us to have a mechanism in place to retain key employees and encourage their continued dedication during the period of transition.  In 2006, the Board of Directors authorized the Chief Executive Officer and the Compensation Committee to work with Towers Perrin to develop a severance and retention plan. The plan was adopted by the Board and communicated to those employees determined to be at risk in the event of a change−in−control transaction. Additionally, Mr. Weber was designated as a severance participant in the plan effective April 29, 2008.  Pursuant to the severance and retention plan, the Company has entered into severance agreements with Messrs. Lane, Weber and Hopkins, each of which provide that the executive will be entitled to receive a lump sum cash payment in an amount equal to 12 months of his base salary, plus continued health, dental and term life insurance benefits for 12 months following his termination, if such termination occurs within 12 months after a change−in−control transaction. A change in control, as defined in the severance and retention plan, includes any of the following events: (1) the acquisition (other than from the Company) by any person of beneficial ownership of forty percent or more of the combined voting power of the Company's then outstanding voting securities or (2) the individuals who, as of the effective date of the transaction are members of the Board, cease to constitute at least two−thirds of the Board.  The severance and retention plan also provides that employees designated by the Compensation Committee will be eligible to receive a retention bonus, in an amount designated by the Compensation Committee, upon the occurrence of a change in control. Retention bonus amounts payable to any of the Named Executive Officers, if any, will be determined by the Compensation Committee at a later date.

As discussed previously, Mr. Socha's employment agreement also provides for salary continuation in certain circumstances identified in the agreement. Assuming termination was effective as of December 31, 2007 (and in the case of Mr. Weber, that he had been designated as a severance participant in the plan as of such date), the Named Executive Officers would be eligible for the following lump sum payments:

Peter T. Socha	$879,808
Samuel M. Hopkins, II	140,000
Coy K. Lane, Jr.	250,000
Michael E. Weber	200,000

Additionally, under the terms of the severance plan and Mr. Socha's employment agreement, in the event of a change−in−control transaction, all unvested equity awards, including restricted shares of common stock of the Company and all options to acquire common stock of the Company, held by Mr. Socha, Mr. Hopkins, Mr. Lane and Mr. Weber, will immediately vest and become exercisable, as applicable.  At the time of Mr. Weber’s designation as a severance participant in the plan on April 29, 2008, he held 20,000 shares of unvested restricted stock.

DIRECTOR COMPENSATION IN 2007

Annual compensation of non−employee directors for 2007 consisted of cash compensation, which included an annual retainer paid quarterly to each director and an additional fee to each director who served as chair of a committee, and equity compensation, consisting of stock option awards and restricted stock awards. These components are described more fully below.

Annual Board Fees

Non−employee directors received an annual cash retainer of $40,000 in 2007, which was paid pro−rata on a quarterly basis to each director. The Audit Committee Chairman received an additional annual amount of $15,000 and the Chairmen of the Compensation and Governance Committees each received an additional annual amount of $5,000.

The Company pays travel and accommodation expenses of directors to attend meetings and other corporate functions. Directors do not receive meeting attendance fees.

Annual Equity Compensation

Non−employee directors collectively received annual equity compensation of $291,250 in 2007, including 6,250 shares of restricted stock (valued based on the fair market value of the Company's common stock on the date of grant) and 25,000 stock options (valued based on the Black−Scholes method). These valuation methods differ from the amounts determined in accordance with FAS 123R, as reported in the below table. The restricted stock awards will vest in equal installments over three years. The stock option awards were granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant and will vest in equal installments over three years and will expire 10 years after grant. In the event of a change in control (as defined in the Company's 2004 Equity Incentive Plan), all outstanding unvested restricted shares and options will immediately vest and the options will become fully exercisable. The Committee may, in its sole discretion, provide for the termination of an award upon the consummation of the change in control and the payment of a cash amount in exchange for the cancellation of an award, or the issuance of a substantially equivalent substitute grant or award.

The total 2007 compensation of the Company's non−employee directors is shown in the table below.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Option Awards ($) (1) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
W. Douglas Blackburn (4)	19,755	2,530	12,121	-	-	-	34,406
Alan F. Crown	42,500	31,283	86,944	-	-	-	160,727
Ronald J. FlorJancic	37,690	9,620	36,869	-	-	-	84,179
Leonard J. Kujawa	52,500	31,283	86,944	-	-	-	170,727
Joseph H. Vipperman	42,500	30,649	86,944	-	-	-	160,093

(1)
The value of stock awards and option awards was the 2007 compensation expense amount recognized for financial reporting purposes in accordance with FAS 123R. A discussion of the relevant fair value assumptions is set forth in Note 7 to the Company's consolidated financial statements on pages F−18 through F−22 of the Annual Report on Form 10−K for the year ended December 31, 2007.

(2)
As of December 31, 2007, the aggregate number of unvested restricted stock awards outstanding for each non−employee director was as follows:  Mr. Blackburn, 0 shares; Mr. Crown, 2,584 shares; Mr. FlorJancic, 2,000 shares; Mr. Kujawa, 2,584 shares; and Mr. Vipperman, 2,584 shares.

(3)
As of December 31, 2007, the aggregate number of stock option awards outstanding for each non−employee director was as follows: Mr. Blackburn, 3,334 options; Mr. Crown, 30,000 options; Mr. FlorJancic, 15,000 options; Mr. Kujawa, 30,000 options; and Mr. Vipperman, 20,000 options.

(4)	Mr. Blackburn’s term as a director expired on July 19, 2007.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our compensation committee currently consists of Alan F. Crown, Ronald J. FlorJancic and Joseph H. Vipperman (committee chair). None of these committee members has ever been employed by us. None of our executive officers serves as a member of the compensation committee of any entity that has one or more executive officers who serve on our compensation committee. No interlocking relationship exists between our compensation committee and the compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth aggregate information as of December 31, 2007 about all Company compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance.  The weighted-average exercise price does not include restricted stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation Plans Approved by Shareholders	114,334	$22.34	442,690

Equity Compensation Plans Not Approved by Shareholders	150,000	$10.80	N/A

All securities authorized for issuance under equity compensation plans not approved by shareholders were authorized for issuance pursuant to the Employment Agreement with Mr. Socha, which was entered into before the Company was listed on the Nasdaq Global Market.  See “Item 11 Executive Compensation - Employment Contracts, Termination of Employment, Severance and Change-in-Control Arrangements.”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of April 15, 2008 or such other date as is indicated below, regarding shares of our common stock held by (1) persons known to us to be the beneficial owners of more than five percent of our common stock, (2) our named executive officers and directors and (3) our executive officers and directors as a group. This table was prepared solely based on information supplied to us, any Schedules 13D or 13G and Forms 3 and 4, and other public documents filed with the Securities and Exchange Commission.

Name	Number (1)	% (2)
Steelhead Partners LLC(3)	3,244,214	12.81%
FMR LLC(4)	3,238,490	12.79%
SouthernSun Asset Management, Inc (5)	2,008,159	7.93%
Peter T. Socha (6)	282,144	1.11%
Coy K. Lane, Jr. (7)	76,469	*
Samuel M. Hopkins II (8)	49,296	*
Michael E. Weber (9)	23,377	*
Alan F. Crown (10)	29,751	*
Leonard J. Kujawa (11)	29,751	*
Joseph H. Vipperman (12)	21,751	*
Ronald J. FlorJancic (13)	10,709	*
Executive Officers and Directors as a Group (8 persons)	241,104	*

___________________
*	Less than 1%
(1)
This column lists all shares of common stock beneficially owned, including all restricted shares of common stock, and all shares of common stock that can be acquired through option exercises within 60 days of the date of this report.

(2)
In calculating the percentage owned, we assumed that any options for the purchase of common stock that are exercisable by that shareholder within 60 days of the date of this report are exercised by that shareholder (and the underlying shares of common stock issued). The total number of shares outstanding used in calculating the percentage owned assumes a base of 25,324,697 shares of common stock outstanding as of April 15, 2008 and no exercise of options held by other shareholders.

(3)	As of March 6, 2008, based on information in the Form 4 filed on March 10, 2008. The business address of the Steelhead Partners LLC is 1301 First Avenue, Suite 201, Seattle, WA 98101.

(4)	As of April 9, 2008, based on information in the Schedule 13G filed on April 10, 2008. The business address of FMR, L.L.C. is 82 Devonshire Street, Boston, MA 02109.
(5)
As of February 29, 2008, based on information in the Schedule 13G filed on March 9, 2008. The business address of the SouthernSun Asset Management, Inc. is 6000 Poplar Avenue, Suite 220, Memphis, TN 38119.

(6)	Includes 82,500 shares of unvested restricted stock and 120,000 options that are exercisable within 60 days of the date of this report.
(7)	Includes 60,000 shares of unvested restricted stock.
(8)	Includes 27,500 shares of unvested restricted stock.

(9)	Includes 20,000 shares of unvested restricted stock.
(10)	Includes 2,583 shares of unvested restricted stock and 25,001 options that are exercisable within 60 days of the date of this report.

(11)	Includes 2,583 shares of unvested restricted stock and 25,001 options that are exercisable within 60 days of the date of this report.
(12)	Includes 2,583 shares of unvested restricted stock and 15,001 options that are exercisable within 60 days of the date of this report.

(13)	Includes 2,000 shares of unvested restricted stock and 8,334 options that are exercisable within 60 days of the date of this report.

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

Director Independence

The Board of Directors of the Company has determined that a majority of the members of the Board of Directors are independent, as “independent” is defined under applicable federal securities laws and the Nasdaq Marketplace Rules.  The independent directors are directors Crown, FlorJancic, Kujawa and Vipperman.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees

The following table and footnotes summarizes the aggregate fees billed to the Company by KPMG LLP for the years indicated ($ in thousands):

	2007	2006

Audit Fees (1)	$622	$536
Audit-Related Fees	-	-
Tax Fees	1	14
All Other Fees	-	-
Total	$623	$550

_________________

(1)
Fees for audit services billed in 2007 consisted of the audit of the Company's consolidated financial statements in accordance with auditing standards generally accepted in the United States of America ($445), quarterly reviews of unaudited consolidated financial statements ($80), services in connection with the Company's registration statements ($75) and other billings ($22).  Fees for audit services billed in 2006 consisted of the audit of the Company's consolidated financial statements in accordance with auditing standards generally accepted in the United States of America ($425), quarterly reviews of unaudited consolidated financial statements ($80), and other billings ($26).

Approval of Audit and Non-Audit Services

The Audit Committee of the Company's Board of Directors pre−approves all audit and non−audit services performed by the Company's independent auditors. The Audit Committee specifically approves the annual audit services engagement. Certain non−audit services that are permitted under the federal securities laws may be approved from time to time by the Audit Committee. The Audit Committee is authorized to delegate to the Chair of the Committee pre−approval authority with respect to permitted services. None of the services performed by KPMG LLP described above were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2−01 of Regulation S−X.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2008.

JAMES RIVER COAL COMPANY

By: /s/ Peter T. Socha
Peter T. Socha
Chairman of the Board,
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 29th day of April, 2008.

Signature	Title
/s/ Peter T. Socha	Chairman of the Board, President and Chief Executive Officer (principal executive officer)
Peter T. Socha
/s/ Samuel M. Hopkins, II	Vice President and Chief Accounting Officer (principal financial officer and principal accounting officer)
Samuel M. Hopkins, II
*	Director
Alan F. Crown
*	Director
Ronald J. FlorJancic
*	Director
Leonard J. Kujawa
*	Director
Joseph H. Vipperman

* By:  /s/ Peter T. Socha
Peter T. Socha
Attorney-in-Fact