Form 10-Q
period 2008-03-31
James River Coal CO
filed 2008-05-09
CIK 1297720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes    ☒             No    ☐

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 15, 2008 was 25,324,897.

FORM 10-Q INDEX

		Page

PART I FINANCIAL INFORMATION		3

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the three months ended March 31, 2008 and the year ended December 31, 2007	6

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.	27

Item 4.	Controls and Procedures.	27

PART II OTHER INFORMATION		28

Item 1.	Legal Proceedings.	28

Item 1A.	Risk Factors.	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	40

Item 3.	Defaults Upon Senior Securities.
		40
Item 4.	Submission of Matters to a Vote of Security Holders.
		40
Item 5.	Other Information.
		40
Item 6.	Exhibits.

SIGNATURES		41

Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

PART I                               FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2008	December 31, 2007
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$45,772	5,413
Receivables:
Trade	43,189	40,544
Other	475	762
Total receivables	43,664	41,306
Inventories:
Coal	7,146	5,915
Materials and supplies	8,853	8,277
Total inventories	15,999	14,192
Prepaid royalties	4,227	3,817
Other current assets	2,925	4,180
Total current assets	112,587	68,908
Property, plant, and equipment, at cost:
Land	6,361	6,220
Mineral rights	193,324	191,586
Buildings, machinery and equipment	291,890	285,009
Mine development costs	34,647	31,923
Total property, plant, and equipment	526,222	514,738
Less accumulated depreciation, depletion, and amortization	212,524	195,534
Property, plant and equipment, net	313,698	319,204
Goodwill	26,492	26,492
Other assets	24,024	24,683
Total assets	$476,801	439,287

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2008	December 31, 2007
Liabilities and Shareholders' Equity	(unaudited)

Current liabilities:
Current maturities of long-term debt (note 2)	$21,981	1,600
Accounts payable	40,216	46,641
Accrued salaries, wages, and employee benefits	7,536	6,010
Workers' compensation benefits	9,450	9,450
Black lung benefits	2,050	2,050
Accrued taxes	5,426	4,234
Other current liabilities	12,210	7,394
Total current liabilities	98,869	77,379
Long-term debt, less current maturities	166,419	187,200
Other liabilities:
Noncurrent portion of workers' compensation benefits	44,276	44,142
Noncurrent portion of black lung benefits	22,578	22,084
Pension obligations	5,245	5,423
Asset retirement obligations	34,360	32,288
Other	1,042	997
Total other liabilities	107,501	104,934
Total liabilities	372,789	369,513

Commitments and contingencies (note 4)
Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares;
issued and outstanding 25,324,897 and 21,906,265 shares
as of March 31, 2008 and December 31, 2007, respectively	253	219
Paid-in-capital	210,436	159,403
Accumulated deficit	(108,407)	(91,719)
Accumulated other comprehensive income	1,730	1,871
Total shareholders' equity	104,012	69,774

Total liabilities and shareholders' equity	$476,801	439,287

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007

Revenues	$138,188	132,435
Cost of sales:
Cost of coal sold	125,730	113,588
Depreciation, depletion and amortization	17,290	19,333
Total cost of sales	143,020	132,921
Gross profit (loss)	(4,832)	(486)
Selling, general and administrative expenses	7,334	7,475
Total operating income (loss)	(12,166)	(7,961)
Interest expense (note 2)	4,889	4,496
Interest income	(88)	(120)
Charges associated with repayment of debt (note 2)	-	2,421
Miscellaneous income, net	(279)	(214)
Total other expense, net	4,522	6,583
Loss before income taxes	(16,688)	(14,544)
Income tax benefit	-	(7,289)
Net loss	$(16,688)	(7,255)
Loss per common share (note 5)
Basic loss per common share	$(0.78)	(0.46)
Shares used to calculate basic loss per share	21,492	15,929
Diluted loss per common share	$(0.78)	(0.46)
Shares used to calculate diluted loss per share	21,492	15,929

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’
Equity and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Common stock shares	Common stock par value	Paid-in-capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total

Balances, December 31, 2006	16,669	$167	124,191	(37,704)	(257)	86,397
Net loss	-	-	-	(54,015)	-	(54,015)
Amortization of black lung liability	-	-	-		(180)	(180)
Black lung obligation adjustment, net of $(812) of tax	-	-	-	-	4,909	4,909
Pension liability adjustment, net of $969 of tax	-	-	-	-	(2,601)	(2,601)
Comprehensive loss						(51,887)
Issuance on common stock net of offering costs of $213	5,175	52	32,337	-	-	32,389
Issuance of restricted stock awards, net of forfeitures	135	1	(1)	-	-	-
Repurchase of shares for tax withholding	(73)	(1)	(977)	-	-	(978)
Stock based compensation	-	-	3,853	-	-	3,853
Balances, December 31, 2007	21,906	219	159,403	(91,719)	1,871	69,774
Net loss	-	-	-	(16,688)	-	(16,688)
Amortization of black lung liability	-	-	-	-	(141)	(141)
Comprehensive loss						(16,829)
Issuance on common stock net of offering costs of $163	3,413	34	50,049	-	-	50,083
Issuance of restricted stock awards, net of forfeitures	6	-	-	-	-	-
Stock based compensation	-	-	984	-	-	984
	25,325	$253	210,436	(108,407)	1,730	104,012

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(16,688)	(7,255)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation, depletion, and amortization	17,290	19,333
Accretion of asset retirement obligations	664	531
Amortization of deferred financing costs	396	368
Amortization of deferred stock-based compensation	984	960
Deferred income tax benefit	-	(7,589)
Gain on sale or disposal of property, plant, and equipment	(174)	(3)
Write-off of deferred financing costs	-	2,421
Changes in operating assets and liabilities:
Receivables	(2,358)	4,043
Inventories	(1,807)	(7,443)
Prepaid royalties and other current assets	845	769
Other assets	263	(1,709)
Accounts payable	(8,152)	(1,534)
Accrued salaries, wages, and employee benefits	1,526	1,273
Accrued taxes	1,192	(666)
Other current liabilities	4,699	3,599
Workers' compensation benefits	134	1,161
Black lung benefits	353	376
Pension obligations	(178)	(278)
Asset retirement obligation	(62)	(151)
Other liabilities	45	82
Net cash provided by operating activities	(1,028)	8,288

Cash flows from investing activities:
Additions to property, plant, and equipment	(9,310)	(12,298)
Proceeds from sale of property, plant, and equipment	1,014	121
Net cash used in investing activities	(8,296)	(12,177)
Cash flows from financing activities:
Proceeds from borrowings under long-debt	-	40,000
Repayments of long-term debt	(400)	-
Repayments under revolver, net	-	(17,493)
Net proceeds from issuance of common stock	50,083	-
Principal payments under capital lease obligations	-	(139)
Capitalized deferred financing costs	-	(4,568)
Net cash provided by financing activities	49,683	17,800
Increase in cash	40,359	13,911
Cash at beginning of period	5,413	1,807
Cash at end of period	$45,772	15,718

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

The interim condensed consolidated financial statements include the accounts of the Company. The interim condensed consolidated financial statements of James River Coal Company and subsidiaries presented in this report are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2007. The balances presented as of or for the year ended December 31, 2007 are derived from the Company’s audited consolidated financial statements.

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

Recent Accounting Pronouncements

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those non-financial assets and non-financial liabilities for which the effective date has been delayed by one year. The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations.

(2)       Long Term Debt and Interest Expense

Long-term debt is as follows (amounts in thousands):

	March 31, 2008	December 31, 2007
Senior Notes	$150,000	$150,000
Term Facility	38,400	38,800
Total long-term debt	188,400	188,800
Less amounts classified as current	21,981	1,600
Total long-term debt, less current maturities	$166,419	$187,200

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

Senior Secured Credit Facilities

In 2007, the Company entered into a $35.0 million Revolving Credit Agreement (the Revolver) and a $100.0 million Term Credit Agreement (collectively the Facilities). The Term Credit Agreement consists of a $40.0 million term facility (the Term Facility) and a $60.0 million letter of credit facility (the Letter of Credit Facility).  The Letter of Credit Facility does not constitute a loan to the Company and accordingly is not available for borrowing by the Company.  The Letter of Credit Facility supports the issuance of up to $60 million of letters of credit by the Company. The Company entered into the Third Amendment to the Term Credit Agreement and the Second Amendment to the Revolving Credit Agreement in May 2008 (collectively the Credit Amendment).  The Credit Amendment waived defaults under the Facilities as of March 31, 2008, modified certain existing financial covenants under the Facilities and increased the interest rates of the Term Facilities and Letter of Credit Facility.  The Credit Amendment also extends the time frame for penalties on early repayment of the Term Loan and Letter of Credit Facilities.  The following is a summary of significant terms of the Facilities, as amended, as of March 31, 2008.

	Revolver	Term Facility	Letter of Credit Facility
Maturity	February 2012	February 2013	February 2013
Interest/Usage Rate (d)	Company’s option of Base Rate(a) plus 1.75% or LIBOR plus 2.75% per annum	Company’s option of Base Rate(a) plus 3.75% or LIBOR plus 4.75% per annum	4.75% per annum
Maximum Availability	Lesser of $35.0 million and the borrowing base (b)	$38.4 million (c) outstanding as of March 31, 2008.	$60.0 million
Periodic Principal Payments	None	$400,000 (c) is due quarterly.	Not applicable

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 0.5% and (2) the prime rate.
(b)
The Revolver’s borrowing base is the sum of up to 85% of the eligible accounts receivable plus the lesser of (1) up to 60% of eligible inventory and (2) up to 85% of the net orderly liquidation value of eligible inventory; minus reserve from time to time set by administrative agent.  Amount available is also subject to a minimum liquidity covenant.

(c)
In connection with the mandatory prepayment of the term loan in April 2008 (see below), the amount outstanding under the term loan was reduced to $17.1 million and the quarterly payments were reduced to $178,000.

(d)	The interest rates on the Term Facility and the Letter of Credit Facility were raised by 0.75% in connection with the Credit Amendment that was completed in May 2008 (see above).

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

As of March 31, 2008, $35.0 million of the Revolver is available to the Company after giving consideration to the $20 million minimum liquidity requirement on March 31, 2008.  Effective, April 1, 2008, the minimum liquidity requirement will be $10 million.  The Company was not in compliance with all of the financial covenants under the Facilities and the Senior Notes as of March 31, 2008.  The Credit Amendment waived these defaults as of March 31, 2008.  As a result of the Credit Amendment, the Company was in compliance with all of the financial covenants under the Facilities as of March 31, 2008.  The Company expects the costs associated with the Credit Amendment to be approximately $2.4 million.

During the fourth quarter of 2007 and the first quarter of 2008, the Company raised a total of approximately $82.5 million through the issuance of common shares.  As required by the Term Facility, the Company offered a portion of the proceeds from the issuance of the common shares in excess of $40 million to the holders of the Term Facility.  In April 2008, the mandatory tender offer was accepted by the holders of the Term Facility and the Company repaid $21.3 million on the Term Facility.   The $21.3 million repaid is classified in current maturities on long-term debt on the accompanying condensed consolidated balance sheet as of March 31, 2008.  In addition, in connection with this repayment, the Company expects to write-off approximately $1.1 million of unamortized financing charges on the Term Facility in the second quarter of 2008.

Prior Senior Secured Credit

The Company wrote off $2.4 million of financing charges in connection with the repayment of the Company’s Prior Senior Secured Credit Facility on February 26, 2007. The write off of the financing charges is classified as charges associated with repayment of debt in the accompanying condensed consolidated statement of operations.

Interest Expense and Other

During the three months ended March 31, 2008 and 2007, the Company paid $1.0 million and $0.6 million in interest, respectively.

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

Shares awarded or subject to purchase under the Plan that are not delivered or purchased, or revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance under the Plan. At March 31, 2008, there were 437,490 shares available under the Plan for future awards.

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

The following table highlights the expense related to share-based payment for the periods ended March 31 (in thousands):

	Three months ended
	2008	2007
Restricted stock	$905	$886
Stock options	79	74
Stock based compensation	$984	$960

The fair value of the restricted stock outstanding and issued is equal to the value of shares at the grant date.  At this time, the Company does not expect any of its restricted shares or options to be forfeited before vesting. The fair value of stock options was estimated using the Black-Scholes option pricing model.

The following is a summary of restricted stock and stock option awards for the three months ended March 31, 2008:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
	Number of	Fair Value	Number of	Exercise
	Shares	at Issue	Shares	Price
December 31, 2007	676,307	$15.84	264,334	$15.79
Granted	5,200	14.39	-	-
Exercised/Vested	-	-	-	-
Canceled	-	-	-	-
March 31, 2008	681,507	15.83	264,334	15.79

The following table summarizes additional information about the stock options outstanding at March 31, 2008.

	Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in 000's)

Outstanding at March 31, 2008	$10.80-$33.75	264,334	$15.79	6.7	$1,153

Exercisable at March 31, 2008	$10.80-$33.75	157,670	$15.74	6.4	$673

Vested and expected to vest at March 31, 2008		264,334	$15.79	6.7	$1,153

(1)   The difference between a stock award's exercise price and the underlying stock's market price at March 31, 2008.
No value is assigned to stock awards whose option price exceeds the the stock's market price at March 31, 2008.

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of March 31, 2008.

		Weighted Average
		Remaining Period
	Unearned	Of Expense
	Compensation	Recognition
	(in 000's)	(in years)
Stock Options	$263	1.3
Restricted Stock	7,637	2.3
Total	$7,900

(4)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $60.0 million as of March 31, 2008 to guarantee performance under certain contractual arrangements.  The letters of credit were issued under the Company’s Letter of Credit Facility (see note 2).

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended
	March 31,	March 31,
	2008	2007
Weighted average number of common shares outstanding:
Basic	21,492	15,929
Effect of dilutive instruments	-	-
Diluted	21,492	15,929

For periods in which there was a loss, the Company has excluded from its diluted earning per share calculation options to purchase shares with underlying exercise prices less than the average market prices and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per share.  The excluded instruments would have increased the diluted weighted average number of common shares by approximately 702,000 and 743,000 for the three months ended March 31, 2008, and 2007, respectively.

(6)       Pension Expense

Effective September 30, 2007, the Company froze pension plan benefit accruals for all employees covered under its qualified non-contributory defined benefit pension plan.   The components of net periodic benefit cost are as follows (amounts in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Service cost	$—	724
Interest cost	911	900
Expected return on plan assets	(1,089)	(1,027)
Net periodic (benefit) cost	$(178)	597

(7)       Pneumoconiosis (Black Lung) Benefits

The expense for black lung benefits consists of the following (amounts in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Service cost	$120	142
Interest cost	491	397
Amortization of actuarial loss	(141)	(45)
Total expense	$470	494

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

	Three Months Ended
	March 31,
	2008	2007
Revenues
CAPP	$115,479	$110,843
Midwest	22,709	21,592
Corporate	-	-
Total	$138,188	$132,435

Depreciation, depletion and amortization
CAPP	$13,539	$15,459
Midwest	3,717	3,845
Corporate	34	29
Total	$17,290	$19,333

Total operating income (loss)
CAPP	$(5,134)	$(3,919)
Midwest	(3,110)	(44)
Corporate	(3,922)	(3,998)
Total	$(12,166)	$(7,961)

Net earnings (loss) (1)
CAPP	$(5,134)	$(3,919)
Midwest	(3,110)	(44)
Corporate	(8,444)	(3,292)
Total	$(16,688)	$(7,255)

(1)  Income and expense items that are not included in income (loss) from operations are not allocated to the segments.

	March 31,	December 31,
	2008	2007
Total Assets
CAPP	$322,955	326,571
Midwest	91,503	93,982
Corporate	62,343	18,734
Total	$476,801	439,287

Goodwill
CAPP	$-	-
Midwest	26,492	26,492
Corporate	-	-
Total	$26,492	26,492

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes contained herein and the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Overview

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana. We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)). We derived 68% of our total revenues (contract and spot) in the three months ended March 31, 2008 from coals sales to electric utility customers and the remaining 32% from coal sales to industrial and other companies.

CAPP Segment

In Central Appalachia, our coal is primarily sold to customers in the southern portion of the South Atlantic region of the United States. The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware. We have been providing coal to customers in the South Atlantic region since our formation in 1988. For the three months ended March 31, 2008, CAPP produced 2.2 million tons of coal (including contract coal and purchased coal). Of the CAPP tons produced, 78% came from Company operated underground mines. For the three months ended March 31, 2008, we shipped 2.2 million tons of coal and generated coal sale revenues of $115.5 million from our CAPP segment. For the three months ended March 31, 2008, Georgia Power Company was our largest customer, representing approximately 26% of our total revenues.  No other CAPP customer accounted for more than 10% of our total revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the three months ended March 31, 2008, our Midwest mines produced 0.7 million tons of coal. Of the Midwest tons produced, 75% came from Company operated surface mines. For the three months ended March 31, 2008, we shipped 0.7 million tons of coal and generated coal sale revenues of $22.7 million from our Midwest segment. For the three months ended March 31, 2008, our Midwest segment’s largest customer was Hoosier Energy which represented approximately 5% of our total revenues.

Results of Operations

Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007

The following tables show selected operating results for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 (in thousands except per ton amounts).

	Three Months Ended March 31
	2008		2007		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	2,922		3,030		-4%
Revenues
Coal sales	$138,188	47.29	$130,074	42.93	6%
Synfuel handling	-		2,361		-100%
Cost of coal sold	125,730	43.03	113,588	37.49	11%
Depreciation, depletion and amortization	17,290	5.92	19,333	6.38	-11%
Gross profit (loss)	(4,832)	(1.65)	(486)	(0.16)	894%
Selling, general and administrative	7,334	2.51	7,475	2.47	-2%

Volume and Revenues by Segment

	Three Months Ended March 31,
	2008		2007
	CAPP	Midwest	CAPP	Midwest
Volume (tons)	2,197	725	2,281	749
Coal sales revenue	$115,479	22,709	108,482	21,592
Average sales price per ton	$52.56	31.32	47.56	28.83

Coal sales revenue for the three months ended March 31, increased from $130.1 million in 2007 to $138.2 million in 2008. This increase was due to an increase in the average sales price per ton in both the CAPP and Midwest regions.

For the three months ended March 31, 2008, the CAPP region sold approximately 1.0 million tons of coal under long-term contracts (44% of total CAPP sales volume) at an average selling price of $48.64 per ton. For the three months ended March 31, 2007, the CAPP region sold approximately 2.1 million tons of coal under long-term contracts (91% of total CAPP sales volume) at an average selling price of $46.18 per ton. For the three months ended March 31, 2008, the CAPP region sold 1.2 million tons of coal (56% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $55.60 per ton. For the three months ended March 31, 2007, the CAPP region sold 204,000 tons of coal (9% of total CAPP sales volume) under short term contracts at an average selling price of $61.61 per ton.  The decrease in the average selling price for short-term contract in the three months ended March 31, 2008 as compared to 2007, was primarily due to a change in the mix between steam and stoker coal short term contract tons sold.

The Midwest’s region sales of coal were under long term contracts for both the 2008 and 2007 periods.  For the three months ended March 31, 2008, the Midwest region sold 725,000 tons at an average sales price of $31.32.  For the three months ended March 31, 2007, the Midwest region sold 749,000 tons at an average sales price of $28.83.

Operating Costs by Segment

	Three Months Ended March 31,
	2008			2007

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$104,110	21,620	-	96,357	17,231	-

Per ton	47.39	29.82	-	42.24	23.01	-

Depreciation, depletion and amortization	13,539	3,717	34	15,459	3,845	29

Per ton	6.16	5.13	-	6.78	5.13	-

Cost of Coal Sold

For the three months ended March 31, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $113.6 million in 2007 to $125.7 million in 2008.  Our cost per ton of coal sold in the CAPP region increased from $42.24 per ton in the 2007 period to $47.39 per ton in the 2008 period.  This $5.15 increase in cost per ton of coal sold was due to several factors.  Labor and benefit costs increased by $1.71 per ton. This increase was primarily due to the impact of increased regulatory scrutiny, which negatively impacted our productivity.  Variable costs increased $1.63 per ton, primarily due to the impact of rising commodity prices including diesel fuel and steel, as well as an increase in equipment rental costs at our surface mines.   Sales related costs and trucking also resulted in an additional $1.40 per ton increase.

Our cost per ton of coal sold in the Midwest increased $6.81 per ton to $29.82 per ton in the 2008 period.  The increase in cost per ton of coal sold was primarily due to a $5.83 increase in variable costs and a $1.24 per ton increase in labor costs.  The increase in the variable costs was due to increase in diesel and explosives as well as weather related inefficiencies at the surface mines.  The increase in labor costs was due to an increase in wages as compared to prior year and weather related inefficiencies at the surface mines.

Depreciation, depletion and amortization

For the three months ended March 31, depreciation, depletion and amortization decreased from $19.3 million in 2007 to $17.3 million in 2008.  In the CAPP region, depreciation, depletion and amortization decreased $1.9 million to $13.5 million or $6.16 per ton.  This decrease was primarily due to a drop in the depreciable assets base due to certain assets that became fully depreciated in May 2007.  In the Midwest, depreciation, depletion and amortization decreased $0.1 million to $3.7 million or $5.13 per ton.

Selling, general and administrative

Selling, general and administrative expenses decreased from $7.5 million for the three months ended March 31, 2007 to $7.3 million for the three months ended March 31, 2008.

Income Taxes

Our effective income tax rate is impacted primarily by the amount of the valuation allowance recorded and percentage depletion.  For the three months ended March 31, 2008, we recorded no tax benefit based on the conclusion that the benefit of the expected 2008 net operating loss is not more likely than not to be realized.  The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.”  As of March 31, 2008, we had an $18.3 million valuation allowance against gross deferred tax assets.   Our effective tax rate for the three months ended March 31, 2007 was 50.1%.  We had no valuation allowance recorded as of March 31, 2007.  Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Liquidity and Capital Resources

As March 31, 2008, our outstanding long term debt consists of $150 million of Senior Notes due on June 1, 2012 (the Senior Notes) and amounts outstanding under our Senior Secured Credit Facilities (discussed below).  The Senior Notes are unsecured and accrue interest at 9.375% per annum. Interest payments on the Senior Notes are required semi-annually. We may redeem the Senior Notes, in whole or in part, at any time on or after June 1, 2009 at redemption prices from 104.86% in 2009 to 100% in 2011. In addition, at any time prior to June 1, 2008, we may redeem up to 35% of the principal amount of the Senior Notes with the net cash proceeds of a public equity offering at a redemption price of 109.375%, plus accrued and unpaid interest to the redemption date.

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

We entered into the Third Amendment to the Term Credit Agreement and the Second Amendment to the Revolving Credit Agreement in May 2008 (collectively the Credit Amendment).  The Credit Amendment waived defaults under the Facilities as of March 31, 2008, modified certain existing financial covenants under the Facilities and increased the interest rates of the Term Facilities and Letter of Credit Facility. The Credit Amendment also extends the time frame for penalties on early repayment of the Term Loan and Letter of Credit Facilities.

The following is a summary of significant terms of the Facilities, as amended, as of March 31, 2008.

	Revolver	Term Facility	Letter of Credit Facility
Maturity	February 2012	February 2013	February 2013
Interest/Usage Rate (d)	Our option of Base Rate(a) plus 1.75% or LIBOR plus 2.75% per annum	Our option of Base Rate(a) plus 3.75% or LIBOR plus 4.75% per annum	4.75% per annum
Maximum Availability	Lesser of $35.0 million and the borrowing base (b)	$38.4 million(c) outstanding as of March 31, 2008.	$60.0 million
Periodic Principal Payments	None	$400,000(c) is due quarterly.	Not applicable

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 0.5% and (2) the prime rate.
(b)
The Revolver’s borrowing base is the sum of up to 85% of the eligible accounts receivable plus the lesser of (1) up to 60% of eligible inventory and (2) up to 85% of the net orderly liquidation value of eligible inventory; minus reserve from time to time set by administrative agent.  Amount available is also subject to a minimum liquidity covenant.

(c)
In connection with the mandatory prepayment of the term loan in April 2008 (see below), the amount outstanding under the term loan was reduced to $17.1 million and the quarterly payments were reduced to $178,000.

(d)	The interest rates on the Term Facilities and the Letter of Credit Facility were raised by 0.75% in connection with the Credit Amendment that was completed in May 2008.

The Revolver provides that we can use up to $10.0 million of the Revolver availability to issue letters of credit. The Revolver provides for a 2.75% fee on any outstanding letters of credit issued under the Revolver and a 0.5% fee on the unused portion of the Revolver. The Facilities require certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Facilities include financial covenants that require us to maintain a minimum Adjusted EBITDA, a maximum leverage ratio and a minimum liquidity threshold and limit capital expenditures, each as defined by the agreement.  We were not in compliance with the minimum EBITDA and Leverage Ratio covenants required by our Facilities as of March 31, 2008. The Credit Amendment waived these defaults as of March 31, 2008 and modified the existing financial covenants.  As a result of the Credit Amendment, we were in compliance with all of the financial covenants under the Facilities as of March 31, 2008.  Although we project that we will be in compliance with these covenants through 2008, we cannot assure you that we will remain in compliance with these covenants in 2008 or in subsequent periods.  If necessary, we will consider seeking an additional waiver or other alternatives to remain in compliance with the covenants.  We expect the costs associated with the Credit Amendment to be approximately $2.4 million.  For more detail regarding the covenants under the Facilities, see Part II - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.”  The Facilities are secured by substantially all of our assets.

The following chart reflects the components of our debt as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Senior Notes	$150,000	$150,000
Term Facility	38,400	38,800
Total long-term debt	188,400	188,800
Less amounts classified as current	21,981	1,600
Total long-term debt, less current maturities	$166,419	$187,200

During the first quarter of 2008 and the fourth quarter of 2007, we raised approximately $82.5 million through the issuance of common shares.   As required by our Term Facility, we offered a portion of the proceeds from the common shares in excess of $40 million to the holders of the Term Facility.  In April 2008, the mandatory tender offer was accepted by the holders of the Term Facility and we repaid $21.3 million on the Term Facility.   The $21.3 million repaid is classified as current maturities of long-term debt on the accompanying balance sheets as of March 31, 2008.  As a result of the availability under our Facilities and the sale of common stock in 2007 and 2008, we expect to have adequate liquidity to operate our business throughout 2008.    At March 31, 2008, we had available liquidity of approximately $59.5 million. This available liquidity consisted of cash and cash equivalents of $45.8 million and availability of $35.0 million under the Revolver after giving consideration to the $20 million minimum liquidity requirement on March 31, 2008 offset by the $21.3 million that we are required to use for repayment of the Term Loans in April 2008.   The minimum liquidity threshold will be $10 million for the remainder of 2008.

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

Net cash from operating activities reflects net income or loss adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash used by operating activities was $1.0 million for the three months ended March 31, 2008, and net cash provided by operating activities was $8.3 million for the three months ended March 31, 2007.  During the three months ended March 31, 2008, our net loss, as adjusted for non cash charges, was offset by a $3.5 million decrease in cash from our operating assets and liabilities.

Net cash used in investing activities decreased by $3.9 million to $8.3 million for the three months ended March 31, 2008 as compared to the same period in 2007.   The decrease was primarily due to a reduction in capital expenditures and an increase in proceeds from asset sales. Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations.

Net cash provided by financing activities was $49.7 million for the three months ended March 31, 2008. The cash provided by financing in the three months ended March 31, 2008 was primarily the result of the receipt of $50.1 million of net proceeds from the issuance of common stock.  The cash provided by financing in the three months ended March 31, 2007 was primarily the result of the receipt of $40 million from the Term Loan net of a $17.5 million repayment of our Prior Revolver and the payment of $4.6 million of costs associated with the Senior Secured Credit Facilities.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through March 31, 2008, we estimate that, as of March 31, 2008, we controlled approximately 223.6 million tons of proven and probable coal reserves in the CAPP region and 42.2 millions tons in the Midwest region.  The following table provides additional information regarding changes to our reserves since December 31, 2007 (in millions of tons):

	CAPP	Midwest	Total
Proven and Probable Reserves, as of December 31, 2007 (1)	225.3	42.6	267.9
Coal Extracted	(2.1)	(0.7)	(2.8)
Acquisitions (2)	0.2	0.3	0.5
Divesture (3)	(0.3)	-	(0.3)
Adjustments (4)	0.5	-	0.5
Proven and Probable Reserves, as of March 31, 2008 (1)	223.6	42.2	265.8

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

Recent Accounting Pronouncements

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations.

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At March 31, 2008, we had $101.6 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $56.9 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $4.4 million. Recently, surety bond costs have increased and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations.  At March 31, 2008, we had $60.0 million of letters of credit outstanding.  The letters of credits were issued under our Letter of Credit Facility.  In addition, we may use up to $10 million of our $35 million Revolver for the issuance of additional letters of credit, if necessary.

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

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 6.0% at December 31, 2007.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 6.0% to 5.5%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $1.6 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of March 31, 2008 was $53.7 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 6.5% at December 31, 2007. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 6.5% to 6.0%, all other things being equal, the present value of our black lung obligation would increase by approximately $1.4 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of March 31, 2008 was $24.6 million.

Defined Benefit Pension

Effective September 30, 2007, the Company froze it pension plan benefit accruals for all employees covered under its non-contributory defined benefit pension plan, resulting in a curtailment gain of $6.1 million.  The Company has valued the pension obligation to reflect the impact of the curtailment.  The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate, future rate of increase in compensation levels and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments. At December 31, 2007, the discount rate used to determine the obligation was 5.80%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.80% to 5.30%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $4.9 million.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the period ended March 31, 2008. Significant changes to these rates would introduce volatility to our pension expense.  Our accrued pension obligation as of March 31, 2008 was $5.2 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our asset retirement obligation liabilities consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. US GAAP require that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is based on interest rates of bonds with maturities similar to the estimated future cash flow. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under US GAAP, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. US GAAP recognizes that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of March 31, 2008 was $36.5 million.

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

We recorded no tax benefit for the three months ended March 31, 2008, based on the conclusion that the benefit of the expected 2008 net operating loss is not more likely than not to be realized.  As of March 31 2008, the Company had recorded an $18.3 million valuation allowance against its gross deferred tax assets.

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

The leverage ratio is calculated as the Company’s Senior Funded Indebtedness divided by annualized adjusted EBITDA as calculated below.  The Senior Funded Indebtedness as of March 31, 2008 is $98.4 million and includes the amounts outstanding under our revolver, amounts of the letters of credit available to be issued under our letter of credit facility and the amounts outstanding on the term loan as of March 31, 2008.

	Three months ended
	March 31	March 31
	2008	2007

Net loss	$(16,688)	(7,255)
Income tax benefit	-	(7,289)
Interest expense	4,889	4,496
Interest income	(88)	(120)
Depreciation, depletion, and amortization	17,290	19,333
EBITDA (before adjustments)	$5,403	9,165
Other adjustments specified
in our current debt agreement:
Charges associated with repayment of debt	-	2,421
Other adjustments	2,252	2,182
Adjusted EBITDA	$7,655	13,768

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our $150 million Senior Notes have a fixed interest rate and are not sensitive to changes in the general level of interest rates.  Our Revolver and Term Facility have floating interest rates based on our option of either the base rate or LIBOR rate.  As of March 31, 2008, we had no borrowing outstanding under the Revolver and $38.4 million outstanding under the Term Facility.  We currently do not use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver and Term Facilities.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments.  The percentage of our sales pursuant to long-term contracts was approximately 47% for the three months ended March 31, 2008.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived 68% of our total revenues (contract and spot) for the three months ended March 31, 2008 and 86% of our total revenues in 2007, from our electric utility customers. Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities). All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

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

Our Central Appalachia mines generally ship coal via rail systems. During 2007, we shipped in excess of 95% of our coal from our Central Appalachia mines via CSX. In the Midwest, we shipped approximately 64% of our produced coal by truck and the remainder via rail systems.  We believe that our 2008 transportation modes will be comparable to those used in 2007.  Our dependence upon railroads and third party trucking companies impacts our ability to deliver coal to our customers. Disruption of service due to weather-related problems, strikes, lockouts, bottlenecks and other events could temporarily impair our ability to supply coal to our customers, resulting in decreased shipments. Decreased performance levels over longer periods of time could cause our customers to look elsewhere for their fuel needs, negatively affecting our revenues and profitability.

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

Prior to placing excess fill material in valleys in connection with surface mining operations, coal mining companies are required to obtain a permit from the U.S. Army Corps of Engineers (Corps) under Section 404 of the Clean Water Act. The permit can be either a simplified Nation Wide Permit #21 (NWP 21) or a more complicated individual permit. Litigation respecting the validity of the NWP 21 permit program as currently administered has been ongoing for several years. On March 23, 2007, U.S. District Judge Robert Chambers of the Southern District of West Virginia struck down several 404 permits that had been issued by the Corps and found that the Corps’ decisions to issue such permits did not conform to the requirements of the Clean Water Act or the National Environmental Policy Act because the Corps failed to do a full assessment of all of the impacts of eliminating headwater streams. This ruling applied only to the permits at issue in the case before Judge Chambers and has precedence only with respect to certain counties in southern West Virginia (where we do not now operate). However, the matters at issue in that case are likely to be litigated in the future in jurisdictions in which we do operate and a ruling for the plaintiffs in that litigation or the NWP 21 litigation could have an adverse impact on our planned surface mining operations.

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

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Under U.S. generally accepted accounting principles we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. Specifically, the fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At March 31, 2008, we had accrued $36.5 million related to estimated mine reclamation costs. These amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

For the three months ended March 31, 2008, we generated approximately 68% of our total revenues from several long-term contracts and spot sales with electrical utilities, including 26% from our largest customer, Georgia Power Company. The Company also projects that it will have greater than 10% of sales for the year ended December 31, 2008 from South Carolina Public Service Authority.  At March 31, 2008, we had coal supply agreements with these customers that expire in 2008 to 2010. The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

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

During 2007, we were notified by the U.S. Department of Labor, Mine Safety and Health Administration (MSHA) that a potential pattern of violations may exist at three of our mines based upon initial screening and pattern criteria review by MSHA.  Upon receipt of such notifications, we conducted a comprehensive review of the operations at each mine and prepared and submitted plans to MSHA designed to enhance employee safety at the mines through better education, training, mining practices, and safety management.   Following implementation of the plans, MSHA conducts a complete inspection of each mine and further evaluates the situation.  MSHA has advised us with respect to each of the mines that a potential pattern of violations no longer continues to exists and that MSHA therefore will take no further action with respect to these matters.   The issuance of a Notice of a Pattern of Violations in the future could have a significant impact on our operations.

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

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. As of March 31, 2008, we had outstanding surety bonds with third parties for post-mining reclamation totaling $56.9 million. Furthermore, we have surety bonds for an additional $44.7 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations. Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit or other assurances of payment. However, letters of credit can be significantly more costly to us than surety bonds. The issuance of letters of credit under our senior secured credit facility also reduces amounts that we can borrow under our senior secured credit facility for other purposes. If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may be negatively affected.

We have significant unfunded obligations for long-term employee benefits for which we accrue based upon assumptions, which, if incorrect, could result in us being required to expend greater amounts than anticipated.

We are required by law to provide various long-term employee benefits. We accrue amounts for these obligations based on the present value of expected future costs. We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations. At March 31, 2008, the current and non-current portions of these obligations included $24.6 million for coal workers’ black lung benefits and $53.7 million for workers’ compensation benefits.

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

We provided pension benefits to eligible employees through September 30, 2007, at which time we froze the plan. As of March 31, 2008, we estimated that our obligation under the pension plan was underfunded by approximately $5.2 million. If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated. The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

We were not in compliance with the minimum Adjusted EBITDA and Leverage Ratio covenants required by our facilities as of March 31, 2008. We entered into an amendment to the facilities in May 2008 that waived the non-compliance as of March 31, 2008, and also modified our minimum Adjusted EBITDA and total Leverage Ratio and maximum limits on capital expenditures covenants for future periods.  As a result of the Credit Amendment, we were in compliance with all of the financial covenants under the Facilities as of March 31, 2008.  Although we project that we will be in compliance with these covenants through 2008, we cannot assure you that we will remain in compliance with these covenants in 2008 or in subsequent periods.  If necessary, we will consider seeking an additional waiver or other alternatives to remain in compliance with the covenants.

Additional detail regarding the terms of the facilities, including these covenants and the related definitions, can be found in our current report on Form 8-K filed on May 6, 2008.

Our debt instruments impose a number of restrictions on us, some of which become more restrictive over time. A failure to comply with these restrictions could adversely affect our ability to borrow under our revolving credit facility or result in an event of default under our debt instruments. Our debt instruments contain financial and other covenants that create limitations on our ability to, among other things, borrow the full amount on our revolver, issue letters of credit under our letter of credit facility or incur additional debt, and require us to maintain various financial ratios and comply with various other financial covenants. These covenants include the following:

•
The facilities require that we achieve minimum Adjusted EBITDA (as defined in the facilities as "Consolidated EBITDA").  Adjusted EBITDA is measured at the end of each quarter.  We are required to have adjusted EBITDA of $8.6 million, $27.5 million and $41.0 million for the six months ended June 30, 2008, the nine months ended September 30, 2008 and the year ended December 31, 2008, respectively.  Beginning March 31, 2009 Adjusted EBITDA is calculated on a trailing 12-month basis with Adjusted EBITDA increasing each quarter thereafter.  For the three months ended March 31, 2008, we had Adjusted EBITDA of $7.7 million.  Adjusted EBITDA is not a recognized term under GAAP and is not an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or an alternative to cash flow from operating activities as a measure of operating liquidity.  The most directly comparable GAAP financial measure is net loss.  For the three months ended March 31, 2008, we had net loss of $16.7 million.  Adjusted EBITDA is defined and reconciled to EBITDA and Net Loss under “Reconciliation of Non-GAAP Measures” in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
The facilities require that our Leverage Ratio (as defined in the facilities) not exceed a specified multiple at the end of each quarter.  The Leverage Ratio is permitted to be 5.0x as of June 30, 2008, but decreases to 3.0x as of September 30, 2008 and decreases further thereafter.  Leverage Ratio is defined and reconciled to EBITDA and Net Loss under “Reconciliation of Non-GAAP Measures” in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
The facilities limit the Capital Expenditures (other than Mandated Capital Expenditures) (as both are defined in the facilities) that we may make or agree to make in any fiscal year.  For the fiscal years ended December 31, 2008, we may not make Capital Expenditures in excess of $56.1 million.  For the fiscal year ended December 31, 2009 and each fiscal year thereafter, we may not make Capital Expenditures in excess of $66 million.  For the three months ended March 31, 2008, we made Capital Expenditures of $9.3 million.

•
The facilities require that our Minimum Liquidity (as defined in the facilities) be no less than a specified amount at the end of each quarter.  As of March 31, 2008, we were required to have Minimum Liquidity of $20.0 million.  The required Minimum Liquidity declines thereafter.  As of March 31, 2008, our Minimum Liquidity was in excess of $50 million.

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

May 8, 2008