Form 10-Q
period 2008-06-30
James River Coal CO
filed 2008-08-06
CIK 1297720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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
Yes    ☒             No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐             No    ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    ☒             No    ☐

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 15, 2008 was 25,505,320.

FORM 10-Q INDEX

PART I	FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements.	3

	Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007	5

	Condensed Consolidated Statements of Operations for the six months ended June 30, 2008 and 2007	6

	Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the six months ended June 30, 2008 and the year ended December 31, 2007	7

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	32

Item 4.	Controls and Procedures.	32

PART II	OTHER INFORMATION	33

Item 1.	Legal Proceedings.	33

Item 1A.	Risk Factors.	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	45

Item 3.	Defaults Upon Senior Securities.	45

Item 4.	Submission of Matters to a Vote of Security Holders.	45

Item 5.	Other Information.	45

Item 6.	Exhibits.	46

SIGNATURES		47

Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

PART I                               FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2008	December 31, 2007
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$9,474	5,413
Receivables:
Trade	40,768	40,544
Other	686	762
Total receivables	41,454	41,306
Inventories:
Coal	7,774	5,915
Materials and supplies	10,419	8,277
Total inventories	18,193	14,192
Prepaid royalties	4,875	3,817
Other current assets	2,837	4,180
Total current assets	76,833	68,908
Property, plant, and equipment, at cost:
Land	6,625	6,220
Mineral rights	193,649	191,586
Buildings, machinery and equipment	294,587	285,009
Mine development costs	38,382	31,923
Total property, plant, and equipment	533,243	514,738
Less accumulated depreciation, depletion, and amortization	222,797	195,534
Property, plant and equipment, net	310,446	319,204
Goodwill	26,492	26,492
Other assets	23,085	24,683
Total assets	$436,856	439,287

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2008	December 31, 2007
Liabilities and Shareholders' Equity	(unaudited)

Current liabilities:
Current maturities of long-term debt (note 3)	$713	1,600
Accounts payable	50,117	46,641
Accrued salaries, wages, and employee benefits	7,075	6,010
Workers' compensation benefits	9,450	9,450
Black lung benefits	2,050	2,050
Accrued taxes	5,479	4,234
Other current liabilities	8,286	7,394
Total current liabilities	83,170	77,379
Long-term debt, less current maturities	166,240	187,200
Other liabilities:
Noncurrent portion of workers' compensation benefits	45,272	44,142
Noncurrent portion of black lung benefits	23,053	22,084
Pension obligations	4,384	5,423
Asset retirement obligations	34,456	32,288
Other	1,094	997
Total other liabilities	108,259	104,934
Total liabilities	357,669	369,513

Commitments and contingencies (note 5)
Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares;
issued and outstanding 25,505,320 and 21,906,265 shares
as of June 30, 2008 and December 31, 2007, respectively	255	219
Paid-in-capital	209,755	159,403
Accumulated deficit	(132,413)	(91,719)
Accumulated other comprehensive income	1,590	1,871
Total shareholders' equity	79,187	69,774

Total liabilities and shareholders' equity	$436,856	439,287

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2008	June 30, 2007

Revenues	$137,703	131,936
Cost of sales:
Cost of coal sold	128,867	122,456
Depreciation, depletion and amortization	17,552	17,930
Total cost of sales	146,419	140,386
Gross profit (loss)	(8,716)	(8,450)
Selling, general and administrative expenses	8,732	7,688
Total operating income (loss)	(17,448)	(16,138)
Interest expense (note 3)	4,186	5,164
Interest income	(174)	(202)
Charges associated with repayment and amendment of debt (note 3)	3,013	-
Miscellaneous income, net	(467)	(73)
Total other expense, net	6,558	4,889
Loss before income taxes	(24,006)	(21,027)
Income tax benefit	-	(2,414)
Net loss	$(24,006)	(18,613)
Loss per common share (note 6)
Basic loss per common share	$(0.97)	(1.17)
Shares used to calculate basic loss per share	24,698	15,974
Diluted loss per common share	$(0.97)	(1.17)
Shares used to calculate diluted loss per share	24,698	15,974

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007

Revenues	$275,891	264,371
Cost of sales:
Cost of coal sold	254,597	236,044
Depreciation, depletion and amortization	34,842	37,263
Total cost of sales	289,439	273,307
Gross profit (loss)	(13,548)	(8,936)
Selling, general and administrative expenses	16,066	15,163
Total operating income (loss)	(29,614)	(24,099)
Interest expense (note 3)	9,075	9,660
Interest income	(262)	(322)
Charges associated with repayment and amendment of debt (note 3)	3,013	2,421
Miscellaneous income, net	(746)	(287)
Total other expense, net	11,080	11,472
Loss before income taxes	(40,694)	(35,571)
Income tax benefit	-	(9,703)
Net loss	$(40,694)	(25,868)
Loss per common share (note 6)
Basic loss per common share	$(1.76)	(1.62)
Shares used to calculate basic loss per share	23,095	15,964
Diluted loss per common share	$(1.76)	(1.62)
Shares used to calculate diluted loss per share	23,095	15,964

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’
Equity and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Common stock shares	Common stock par value	Paid-in- capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total

Balances, December 31, 2006	16,669	$167	124,191	(37,704)	(257)	86,397
Net loss	-	-	-	(54,015)	-	(54,015)
Amortization of black lung liability	-	-	-		(180)	(180)
Black lung obligation adjustment, net of $(812) of tax	-	-	-	-	4,909	4,909
Pension liability adjustment, net of $969 of tax	-	-	-	-	(2,601)	(2,601)
Comprehensive loss						(51,887)
Issuance on common stock net of offering costs of $213	5,175	52	32,337	-	-	32,389
Issuance of restricted stock awards, net of forfeitures	135	1	(1)	-	-	-
Repurchase of shares for tax withholding	(73)	(1)	(977)	-	-	(978)
Stock based compensation	-	-	3,853	-	-	3,853
Balances, December 31, 2007	21,906	219	159,403	(91,719)	1,871	69,774
Net loss	-	-	-	(40,694)	-	(40,694)
Amortization of black lung liability	-	-	-	-	(281)	(281)
Comprehensive loss						(40,975)
Issuance on common stock, net of offering costs of $223	3,413	34	49,989	-	-	50,023
Issuance of restricted stock awards, net of forfeitures	229	2	(2)	-	-	-
Repurchase of shares for tax withholding	(63)	-	(2,297)	-	-	(2,297)
Exercise of Stock Options	20	-	542	-	-	542
Stock based compensation	-	-	2,120	-	-	2,120
Balances, June 30, 2008	25,505	$255	209,755	(132,413)	1,590	79,187

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(40,694)	(25,868)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation, depletion, and amortization	34,842	37,263
Accretion of asset retirement obligations	1,335	1,058
Amortization of deferred financing costs	753	775
Amortization of deferred stock-based compensation	2,120	1,878
Deferred income tax benefit	-	(9,972)
Gain on sale or disposal of property, plant, and equipment	(206)	(8)
Write-off of deferred financing costs	1,125	2,421
Changes in operating assets and liabilities:
Receivables	(148)	1,160
Inventories	(4,001)	(3,261)
Prepaid royalties and other current assets	285	1,256
Other assets	206	(2,572)
Accounts payable	1,749	(543)
Accrued salaries, wages, and employee benefits	1,065	1,355
Accrued taxes	(1,052)	(2,168)
Other current liabilities	744	56
Workers' compensation benefits	1,130	2,127
Black lung benefits	688	707
Pension obligations	(1,039)	(1,936)
Asset retirement obligation	(733)	(862)
Other liabilities	97	235
Net cash (used in) provided by operating activities	(1,734)	3,101
Cash flows from investing activities:
Additions to property, plant, and equipment	(23,483)	(24,907)
Proceeds from sale of property, plant, and equipment	1,046	121
Net cash used in investing activities	(22,437)	(24,786)
Cash flows from financing activities:
Proceeds from borrowings under long-debt	-	40,000
Repayments of long-term debt	(21,847)	(400)
Repayments under revolver, net	-	(14,493)
Net proceeds from issuance of common stock	50,023	-
Proceeds from stock options exercised	542	-
Principal payments under capital lease obligations	-	(193)
Capitalized deferred financing costs	(486)	(4,649)
Net cash provided by financing activities	28,232	20,265
Increase (decrease) in cash	4,061	(1,420)
Cash at beginning of period	5,413	1,807
Cash at end of period	$9,474	387

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies and Other Information

Description of Business and Principles of Consolidation

The Company mines, processes and sells bituminous, steam and industrial-grade coal through five operating complexes located throughout eastern Kentucky and one in southern Indiana. Substantially all coal sales and accounts receivable relate to the electric utility and industrial markets.

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

Recent Accounting Pronouncements

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those non-financial assets and non-financial liabilities for which the effective date has been delayed by one year. The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations.

(2)	Acquisition of Mineral Rights

In July 2008, the Company closed a transaction under an Asset Purchase Agreement to acquire certain coal reserves and permits from Cheyenne Resources, Inc.  The acquired assets include approximately 10.2 million tons of proven and probable surface reserves and 3.6 million tons of proven and probable underground reserves, plus additional surface resources.  The preliminary purchase price for the acquisition was $40 million, comprised of $16 million in cash at closing, a promissory note for $4 million due on August 31, 2008, 387,973 shares of newly issued common stock of the Company, valued at $16 million (shares valued based on the most recent closing price prior to closing), and the assumption of certain liabilities and other payments associated with transferred leases.  The Company borrowed $15 million under its Revolver in order to pay the amount due at closing.

In connection with the acquisition, the Company obtained consents from the required lenders under the Company’s existing term and revolving credit agreements that allowed the Company to effectuate the issuance of the common stock.

(3)	Long Term Debt and Interest Expense

Long-term debt is as follows (amounts in thousands):

	June 30, 2008	December 31, 2007
Senior Notes	$150,000	$150,000
Term Facility	16,953	38,800
Total long-term debt	166,953	188,800
Less amounts classified as current	713	1,600
Total long-term debt, less current maturities	$166,240	$187,200

Senior Notes

The $150 million of Senior Notes are due on June 1, 2012 (the Senior Notes).  The Senior Notes are unsecured and accrue interest at 9.375% per annum.  Interest payments on the Senior Notes are required semi-annually.  The Company may redeem the Senior Notes, in whole or in part, at any time on or after June 1, 2009 at redemption prices ranging from 104.86% in 2009 to 100% in 2011.

The Senior Notes limit the Company’s ability, among other things, to pay cash dividends.  In addition, if a change of control occurs (as defined in the Indenture), each holder of the Senior Notes will have the right to require the Company to repurchase all or a part of the Senior Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of repurchase.

Senior Secured Credit Facilities

In 2007, the Company entered into a $35.0 million Revolving Credit Agreement (the Revolver) and a Term Credit Agreement (collectively the Facilities). The Term Credit Agreement consists of a term facility (the Term Facility) and a $60.0 million letter of credit facility (the Letter of Credit Facility).  The Letter of Credit Facility does not constitute a loan to the Company and accordingly is not available for borrowing by the Company.  The Letter of Credit Facility supports the issuance of up to $60 million of letters of credit by the Company.  In May 2008, the Company entered into the Third Amendment to the Term Credit Agreement and the Second Amendment to the Revolving Credit Agreement (collectively the Credit Amendment).  The Credit Amendment waived defaults under the Facilities as of March 31, 2008, modified certain existing financial covenants under the Facilities and increased the interest rates of the Term Facility and Letter of Credit Facility by 0.75%.  The Credit Amendment also extended the time frame for penalties on early repayment of the Term Facility and Letter of Credit Facility.  The costs associated with the Credit Amendment were approximately $2.4 million, of which $1.9 million were expensed and included in charges associated with amendment and repayment of debt in the Company’s condensed consolidated financials statements and the remainder were capitalized and will be amortized over the remaining period of the Term Loan. The following is a summary of significant terms of the Facilities, as amended, as of June 30, 2008.

	Revolver	Term Facility	Letter of Credit Facility
Maturity	February 2012	February 2013	February 2013
Interest/Usage Rate	Company’s option of Base Rate(a) plus 1.75% or LIBOR plus 2.75% per annum	Company’s option of Base Rate(a) plus 4.50% or LIBOR plus 5.50% per annum	5.50% per annum
Maximum Availability	Lesser of $35.0 million and the borrowing base (b)	$17.0 million (c) outstanding as of June 30, 2008.	$60.0 million
Periodic Principal Payments	None	$178,000 (c) is due quarterly.	Not applicable

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 0.5% and (2) the prime rate.

(b)
The Revolver’s borrowing base is the sum of up to 85% of the eligible accounts receivable plus the lesser of (1) up to 60% of eligible inventory and (2) up to 85% of the net orderly liquidation value of eligible inventory; minus reserve from time to time set by administrative agent.  Amount available is also subject to a minimum liquidity covenant.

(c)
In connection with the mandatory prepayment of the term loan in April 2008 (see below), the amount outstanding under the term loan was reduced by $21.3 million and the quarterly payments were reduced to $178,000.

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

As of June 30, 2008, $33.1 million of the Revolver was available to the Company after giving consideration to the $10 million minimum liquidity requirement on June 30, 2008.  The Company was in compliance with all of the financial covenants under the Facilities and the Senior Notes as of June 30, 2008.  The Company’s Revolver availability was reduced by $15.0 million in July 2008 in connection with an amount borrowed under the Revolver to pay for the cash portion of the purchase price for the Cheyenne Resources acquisition (note 2).

During the fourth quarter of 2007 and the first quarter of 2008, the Company raised a total of approximately $82.4 million through the issuance of common shares.  As required by the Term Facility, the Company offered a portion of the proceeds from the issuance of the common shares in excess of $40 million to the holders of the Term Facility.  In April 2008, the mandatory tender offer was accepted by the holders of the Term Facility and the Company repaid $21.3 million on the Term Facility.   In connection with this repayment, the Company expensed approximately $1.1 million of unamortized financing charges on the Term Facility in the second quarter of 2008.  The $1.1 million write-off of the unamortized financing charges is included in charges associated with repayment and amendment of debt in the Company’s condensed consolidated financials statements.

Prior Senior Secured Credit

The Company wrote off $2.4 million of financing charges in connection with the repayment of the Company’s Prior Senior Secured Credit Facility on February 26, 2007. The write off of the financing charges is classified as charges associated with repayment and amendment of debt in the accompanying condensed consolidated statement of operations.

Interest Expense and Other

During the three and six months ended June 30, 2008, the Company paid approximately $7.7 million and $8.7 million, respectively, in interest.  During the three and six months ended June 30, 2007, the Company paid approximately $8.2 million and $8.8 million, respectively, in interest.

(4)	Equity

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

Shares awarded or subject to purchase under the Plan that are not delivered or purchased, or revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance under the Plan. At June 30, 2008, there were 257,157 shares available under the Plan for future awards.

The Company stock compensation expense is based on estimated grant-date fair values. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award.  The Company estimated future forfeiture rates is based on its historical experience.

The following table highlights the expense related to share-based payment for the periods ended June 30 (in thousands):

	Three months ended		Six months ended
	2008	2007	2008	2007
Restricted stock	$1,056	837	1,961	1,723
Stock options	80	81	159	155
Stock based compensation	$1,136	918	2,120	1,878

The fair value of the restricted stock outstanding and issued is equal to the value of shares at the grant date. At this time, the Company does not expect any of its restricted shares or options to be forfeited before vesting. The fair value of stock options was estimated using the Black-Scholes option pricing model. The Company used a risk free rate of 3.4% and a volatility of 70% for options issued during 2008. The Company uses historical experience to estimate its volatility. The Company has assumed no dividends would be issued in valuing its options.

The following is a summary of restricted stock and stock option awards for the six months ended June 30, 2008:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
	Number of	Fair Value	Number of	Exercise
	Shares	at Issue	Shares	Price
December 31, 2007	676,307	$15.84	264,334	$15.79
Granted	231,640	35.81	20,000	36.30
Exercised/Vested	(186,198)	13.52	(20,000)	(27.12)
Canceled	(2,800)	18.50	-	-
June 30, 2008	718,949	22.87	264,334	16.49

The following table summarizes additional information about the stock options outstanding at June 30, 2008.

	Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in 000's)

Oustanding at June 30, 2008	$10.80-$36.30	264,334	$16.49	6.7	$ 11,156

Exercisable at June 30, 2008	$10.80-$33.75	192,671	$15.08	6.3	$ 8,402

Vested and expected to vest at June 30, 2008	$10.80-$36.30	264,334	$16.49	6.7	$ 11,156

(1) The difference between a stock award's exercise price and the underlying stock's market price at June 30, 2008.

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of June 30, 2008.

		Weighted Average
		Remaining Period
	Unearned	Of Expense
	Compensation	Recognition
	(in 000's)	(in years)
Stock Options	$664	2.2
Restricted Stock	14,748	2.9
Total	$15,412

(5)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $60.0 million as of June 30, 2008 to guarantee performance under certain contractual arrangements.  The letters of credit were issued under the Company’s Letter of Credit Facility (see note 3).

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(6)	Earnings (loss) Per Share

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Weighted average number of common shares
outstanding:
Basic	24,698	15,974	23,095	15,964
Effect of dilutive instruments	-	-	-	-
Diluted	24,698	15,974	23,095	15,964

For periods in which there was a loss, the Company has excluded from its diluted earning per share calculation options to purchase shares with underlying exercise prices less than the average market prices and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per share.  The excluded instruments would have increased the diluted weighted average number of common shares by approximately 0.8 million for the three months and six months ended June 30, 2008 and 0.7 million for the three months and six months ended June 30, 2007.

(7)	Pension Expense

Effective September 30, 2007, the Company froze pension plan benefit accruals for all employees covered under its qualified non-contributory defined benefit pension plan.   The components of net periodic benefit cost are as follows (amounts in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2008	June 30, 2007

Service cost	$—	724
Interest cost	911	900
Expected return on plan assets	(1,089)	(1,027)
Net periodic (benefit) cost	$(178)	597

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007

Service cost	$—	1,449
Interest cost	1,822	1,800
Expected return on plan assets	(2,178)	(2,055)
Net periodic (benefit) cost	$(356)	1,194

(8)         Pneumoconiosis (Black Lung) Benefits

The expense for black lung benefits consists of the following (amounts in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2008	June 30, 2007

Service cost	$120	142
Interest cost	491	397
Amortization of actuarial loss	(141)	(45)
Total expense	$470	494

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007

Service cost	$240	284
Interest cost	982	795
Amortization of actuarial loss	(281)	(90)
Total expense	$941	989

(9)	Segment Information

The Company mines, processes and sells bituminous, steam and industrial-grade coal to electric utilities and industrial customers. The Company has two segments based on the coal basins in which the Company operates. These basins are located in Central Appalachia (CAPP) and in the Midwest (Midwest). The Company’s CAPP operations are located in eastern Kentucky and the Company’s Midwest operations are located in southern Indiana. Coal quality, coal seam height, transportation methods and regulatory issues are generally consistent within a basin. Accordingly, market and contract pricing have been developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs. Operating segment results are shown below (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
CAPP	$114,218	109,062	229,697	219,905
Midwest	23,485	22,874	46,194	44,466
Corporate	-	-	-	-
Total	$137,703	131,936	275,891	264,371

Depreciation, depletion and amortization
CAPP	$13,848	14,020	27,387	29,479
Midwest	3,690	3,882	7,407	7,727
Corporate	14	28	48	57
Total	$17,552	17,930	34,842	37,263

Total operating income (loss)
CAPP	$(8,145)	(11,456)	(13,279)	(15,375)
Midwest	(4,288)	(984)	(7,398)	(1,028)
Corporate	(5,015)	(3,698)	(8,937)	(7,696)
Total	$(17,448)	(16,138)	(29,614)	(24,099)

Net earnings (loss) (1)
CAPP	$(8,145)	(11,456)	(13,279)	(15,375)
Midwest	(4,288)	(984)	(7,398)	(1,028)
Corporate	(11,573)	(6,173)	(20,017)	(9,465)
Total	$(24,006)	(18,613)	(40,694)	(25,868)

(1)  Income and expense items that are not included in income (loss) from operations are not allocated to the segments.

	June 30,	December 31,
	2008	2007
Total Assets
CAPP	$316,711	326,571
Midwest	90,284	93,982
Corporate	29,861	18,734
Total	$436,856	439,287

Goodwill
CAPP	$-	-
Midwest	26,492	26,492
Corporate	-	-
Total	$26,492	26,492

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes contained herein and the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Overview

We mine, process and sell bituminous, steam and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana. We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)). We derived 70% of our total revenues (contract and spot) in the six months ended June 30, 2008 from coal sales to electric utility customers and the remaining 30% from coal sales to industrial and other companies.

CAPP Segment

In Central Appalachia, our coal is primarily sold to customers in the southern portion of the South Atlantic region of the United States. The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware. We have been providing coal to customers in the South Atlantic region since our formation in 1988. For the six months ended June 30, 2008, CAPP produced 4.4 million tons of coal (including contract coal and purchased coal). Of the CAPP tons produced, 79% came from Company operated underground mines. For the six months ended June 30, 2008, we shipped 4.4 million tons of coal and generated coal sale revenues of $229.7 million from our CAPP segment. For the six months ended June 30, 2008, Georgia Power Company and South Carolina Public Service Authority were our largest customers, representing approximately 28% and 11% of our total revenues.  No other CAPP customer accounted for more than 10% of our total revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the six months ended June 30, 2008, our Midwest mines produced 1.5 million tons of coal. Of the Midwest tons produced, 76% came from Company operated surface mines. For the six months ended June 30, 2008, we shipped 1.5 million tons of coal and generated coal sale revenues of $46.2 million from our Midwest segment. For the six months ended June 30, 2008, our Midwest segment’s largest customer represented approximately 5% of our total revenues.

Results of Operations

Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007

The following tables show selected operating results for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 (in thousands except per ton amounts).

	Three Months Ended June 30
	2008		2007		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	2,892		3,066		-6%
Revenues
Coal sales	$137,703	47.62	$130,428	42.54	6%
Synfuel handling	-		1,508		-100%
Cost of coal sold	128,867	44.56	122,456	39.94	5%
Depreciation, depletion and amortization	17,552	6.07	17,930	5.85	-2%
Gross profit (loss)	(8,716)	(3.01)	(8,450)	(2.76)	3%
Selling, general and administrative	8,732	3.02	7,688	2.51	14%

Volume and Revenues by Segment

	2008		2007

	CAPP	Midwest	CAPP	Midwest

Volume (tons)	2,161	731	2,270	796

Coal sales revenue	$114,218	23,485	107,554	22,874

Average sales price per ton	$52.85	32.13	47.38	28.74

Coal sales revenue for the three months ended June 30, increased from $130.4 million in 2007 to $137.7 million in 2008. This increase was due to an increase in the average sales price per ton in both the CAPP and Midwest regions offset by a decrease in the volume of tons shipped.

For the three months ended June 30, 2008, the CAPP region sold approximately 1.2 million tons of coal under long-term contracts (55% of total CAPP sales volume) at an average selling price of $50.97 per ton. For the three months ended June 30, 2007, the CAPP region sold approximately 2.0 million tons of coal under long-term contracts (90% of total CAPP sales volume) at an average selling price of $46.33 per ton. For the three months ended June 30, 2008, the CAPP region sold 967,000 tons of coal (45% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $55.20 per ton. For the three months ended June 30, 2007, the CAPP region sold 238,000 tons of coal (10% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $56.27 per ton.  The majority of the Company’s spot sales during 2008 were in fulfillment of short term contracts that were entered into in 2007 and early 2008. The decrease in the average selling price for short-term contracts in the three months ended June 30, 2008, as compared to 2007, was primarily due to a change in the mix between steam and stoker coal tons sold.

The Midwest’s region sales of coal were under long term contracts for both the 2008 and 2007 periods.  For the three months ended June 30, 2008, the Midwest region sold 731,000 tons at an average sales price of $32.13.  For the three months ended June 30, 2007, the Midwest region sold 796,000 tons at an average sales price of $28.74.

Operating Costs by Segment

	Three Months Ended June 30,
	2008			2007

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$105,252	23,615	-	103,465	18,991	-

Per ton	48.71	32.31	-	45.58	23.86	-

Depreciation, depletion and amortization	13,848	3,690	14	14,020	3,882	28

Per ton	6.41	5.05	-	6.18	4.88	-

Cost of Coal Sold

For the three months ended June 30, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $122.5 million in 2007 to $128.9 million in 2008.  Our cost per ton of coal sold in the CAPP region increased from $45.58 per ton in the 2007 period to $48.71 per ton in the 2008 period.  This $3.13 increase in cost per ton of coal sold was due to several factors.  Variable costs increased $1.61 per ton, primarily due to the impact of rising commodity prices including diesel fuel and steel.   Sales related costs resulted in an additional $0.91 per ton increase.

Our cost per ton of coal sold in the Midwest increased $8.45 per ton to $32.31 per ton in the 2008 period.  The increase in cost per ton of coal sold was primarily due to an $8.16 increase in variable costs.  The increase in the variable costs was due to increased costs for diesel fuel and explosives as well as weather related inefficiencies at the surface mines.

Depreciation, depletion and amortization

For the three months ended June 30, depreciation, depletion and amortization decreased from $17.9 million in 2007 to $17.6 million in 2008.  In the CAPP region, depreciation, depletion and amortization decreased $0.2 million to $13.8 million or $6.41 per ton.  In the Midwest, depreciation, depletion and amortization decreased $0.2 million to $3.7 million or $5.05 per ton.

Selling, general and administrative

Selling, general and administrative expenses increased from $7.7 million for the three months ended June 30, 2007 to $8.7 million for the three months ended June 30, 2008.  The increase was primarily due to higher bank service charges and an increase in certain salary and benefit amounts.

Income Taxes

Our effective income tax rate is impacted primarily by the amount of the valuation allowance recorded and percentage depletion.  For the three months ended June 30, 2008, we recorded no tax benefit based on the conclusion that the benefit of the expected 2008 net operating loss is not more likely than not to be realized.  The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.”  As of June 30, 2008, we had a $27.4 million valuation allowance against gross deferred tax assets.   Our effective tax rate for the three months ended June 30, 2007 was 11%.  Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Results of Operations

Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007

The following tables show selected operating results for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 (in thousands except per ton amounts).

	Six Months Ended June 30
	2008		2007		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	5,814		6,096		-5%
Revenues
Coal sales	$275,891	47.45	$260,502	42.73	6%
Synfuel handling	-		3,869		-100%
Cost of coal sold	254,597	43.79	236,044	38.72	8%
Depreciation, depletion and amortization	34,842	5.99	37,263	6.11	-6%
Gross profit (loss)	(13,548)	(2.33)	(8,936)	(1.47)	52%
Selling, general and administrative	16,066	2.76	15,163	2.49	6%

Volume and Revenues by Segment

	Six Months Ended June 30,
	2008		2007

	CAPP	Midwest	CAPP	Midwest

Volume (tons)	4,358	1,456	4,551	1,545

Coal sales revenue	$229,697	46,194	216,036	44,466

Average sales price per ton	$52.71	31.73	47.47	28.78

Coal sales revenue for the six months ended June 30, increased from $260.5 million in 2007 to $275.9 million in 2008. This increase was due to an increase in the average sales price per ton in both the CAPP and Midwest regions offset by a decrease in the volume of tons shipped.

For the six months ended June 30, 2008, the CAPP region sold approximately 2.2 million tons of coal under long-term contracts (49% of total CAPP sales volume) at an average selling price of $49.93 per ton. For the six months ended June 30, 2007, the CAPP region sold approximately 4.1 million tons of coal under long-term contracts (90% of total CAPP sales volume) at an average selling price of $46.25 per ton. For the six months ended June 30, 2008, the CAPP region sold 2.2 million tons of coal (51% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $55.43 per ton. For the six months ended June 30, 2007, the CAPP region sold 450,000 tons of coal (10% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $58.79 per ton.  The majority of the Company’s spot sales during 2008 were in fulfillment of short term contracts that were entered into in 2007 and early 2008.The decrease in the average selling price for short-term contracts in the six months ended June 30, 2008, as compared to 2007, was primarily due to a change in the mix between steam and stoker coal tons sold.

The Midwest’s region sales of coal were under long term contracts for both the 2008 and 2007 periods.  For the six months ended June 30, 2008, the Midwest region sold 1.5 million tons at an average sales price of $31.73.  For the six months ended June 30, 2007, the Midwest region sold 1.5 million tons at an average sales price of $28.78.

Operating Costs by Segment

	Six Months Ended June 30,
	2008			2007

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$209,362	45,235	-	199,822	36,222	-

Per ton	48.04	31.07	-	43.91	23.44	-

Depreciation, depletion and amortization	27,387	7,407	48	29,479	7,727	57

Per ton	6.28	5.09	-	6.48	5.00	-

Cost of Coal Sold

For the six months ended June 30, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $236.0 million in 2007 to $254.6 million in 2008.  Our cost per ton of coal sold in the CAPP region increased from $43.91 per ton in the 2007 period to $48.04 per ton in the 2008 period.  This $4.13 increase in cost per ton of coal sold was due to several factors.  Labor and benefit costs increased by $0.70 per ton. This increase was primarily due to the impact of increased regulatory scrutiny, which negatively impacted our productivity.  Variable costs increased $1.49 per ton, primarily due to the impact of rising commodity prices including diesel fuel and steel.   Sales related costs also resulted in an additional $0.88 per ton increase.  For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional costs.”

Our cost per ton of coal sold in the Midwest increased $7.63 per ton to $31.07 per ton in the 2008 period.  The increase in cost per ton of coal sold was primarily due to a $6.58 increase in variable costs and a $0.67 per ton increase in labor costs.  The increase in the variable costs was due to increased costs for diesel fuel and explosives as well as weather related inefficiencies at the surface mines.  The increase in labor costs was due to an increase in wages as compared to the prior year and weather related inefficiencies at the surface mines.

Depreciation, depletion and amortization

For the six months ended June 30, depreciation, depletion and amortization decreased from $37.3 million in 2007 to $34.8 million in 2008.  In the CAPP region, depreciation, depletion and amortization decreased $2.1 million to $27.4 million or $6.28 per ton.  This decrease was primarily due to a drop in the depreciable assets base due to certain assets that became fully depreciated in May 2007.  In the Midwest, depreciation, depletion and amortization decreased $0.3 million to $7.4 million or $5.09 per ton.

Selling, general and administrative

Selling, general and administrative expenses increased from $15.2 million for the six months ended June 30, 2007 to $16.1 million for the six months ended June 30, 2008.  The increase was primarily due to higher bank service charges and an increase in certain salary and benefit amounts.

Income Taxes

Our effective income tax rate is impacted primarily by the amount of the valuation allowance recorded and percentage depletion.  For the six months ended June 30, 2008, we recorded no tax benefit based on the conclusion that the benefit of the expected 2008 net operating loss is not more likely than not to be realized.  The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.”  As of June 30, 2008, we had a $27.4 million valuation allowance against gross deferred tax assets.   Our effective tax rate for the six months ended June 30, 2007 was 27%.  We had no valuation allowance recorded as of June 30, 2007.  Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Liquidity and Capital Resources

As of June 30, 2008, our outstanding long term debt consists of $150 million of Senior Notes due on June 1, 2012 (the Senior Notes) and amounts outstanding under our Senior Secured Credit Facilities (discussed below).  The following chart reflects the components of our debt as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Senior Notes	$150,000	$150,000
Term Facility	16,953	38,800
Total long-term debt	166,953	188,800
Less amounts classified as current	713	1,600
Total long-term debt, less current maturities	$166,240	$187,200

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

In 2007, we entered into a $35.0 million Revolving Credit Agreement (the Revolver) and a Term Credit Agreement (collectively the Facilities). The Term Credit Agreement consists of a term facility (the Term Facility) and a $60.0 million letter of credit facility (the Letter of Credit Facility).  The Letter of Credit Facility does not constitute a loan to us and accordingly is not available for borrowing by us.  The Letter of Credit Facility supports the issuance of up to $60 million of letters of credit.  In May 2008, we entered into the Third Amendment to the Term Credit Agreement and the Second Amendment to the Revolving Credit Agreement (collectively the Credit Amendment).  The Credit Amendment waived defaults under the Facilities as of March 31, 2008, modified certain existing financial covenants under the Facilities and increased the interest rates of the Term Facility and Letter of Credit Facility by 0.75%. The Credit Amendment also extends the time frame for penalties on early repayment of the Term Loan and Letter of Credit Facilities.   The costs associated with the Credit Amendment were approximately $2.4 million, of which $1.9 million was expensed and the remainder was capitalized and will be amortized over the remaining period of the Term Loan.

The following is a summary of significant terms of the Facilities, as amended, as of June 30, 2008.

	Revolver	Term Facility	Letter of Credit Facility
Maturity	February 2012	February 2013	February 2013
Interest/Usage Rate	Company’s option of Base Rate(a) plus 1.75% or LIBOR plus 2.75% per annum	Company’s option of Base Rate(a) plus 4.50% or LIBOR plus 5.50% per annum	5.50% per annum
Maximum Availability	Lesser of $35.0 million and the borrowing base (b)	$17.0 million (c) outstanding as of June 30, 2008.	$60.0 million
Periodic Principal Payments	None	$178,000 (c) is due quarterly.	Not applicable

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 0.5% and (2) the prime rate.
(b)
The Revolver’s borrowing base is the sum of up to 85% of the eligible accounts receivable plus the lesser of (1) up to 60% of eligible inventory and (2) up to 85% of the net orderly liquidation value of eligible inventory; minus reserve from time to time set by administrative agent.  Amount available is also subject to a minimum liquidity covenant.

(c)
In connection with the mandatory prepayment of the term loan in April 2008 (see below), the amount outstanding under the term loan was reduced by $21.3 million and the quarterly payments were reduced to $178,000.

The Revolver provides that we can use up to $10.0 million of the Revolver availability to issue letters of credit. The Revolver provides for a 2.75% fee on any outstanding letters of credit issued under the Revolver and a 0.5% fee on the unused portion of the Revolver. The Facilities require certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Facilities include financial covenants that require us to maintain a minimum Adjusted EBITDA, a maximum leverage ratio and a minimum liquidity threshold and limit capital expenditures, each as defined by the agreement.  We were in compliance with the covenants required by our Facilities as of June 30, 2008.  We cannot assure you that we will remain in compliance in subsequent periods.  If necessary, we will consider seeking a waiver or other alternatives to remain in compliance with the covenants.  For more detail regarding the covenants under the Facilities, see Part II - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.”  The Facilities are secured by substantially all of our assets.

During the first quarter of 2008 and the fourth quarter of 2007, we raised approximately $82.4 million through the issuance of common shares.   As required by our Term Facility, we offered a portion of the proceeds from the common shares in excess of $40 million to the holders of the Term Facility.  In April 2008, the mandatory tender offer was accepted by the holders of the Term Facility and we repaid $21.3 million on the Term Facility.

In July 2008, we closed a transaction under an Asset Purchase Agreement to acquire certain coal reserves and permits from Cheyenne Resources, Inc.  The acquired assets include approximately 10.2 million tons of proven and probable surface reserves and 3.6 million tons of proven and probable underground reserves, plus additional surface resources.  The preliminary purchase price for the acquisition was $40 million, comprised of $16 million in cash at closing, a promissory note for $4 million due on August 31, 2008, 387,973 shares of newly issued common stock of the Company, valued pursuant to the Asset Purchase Agreement at $16 million, and our assumption of certain liabilities and other payments associated with transferred leases.  We borrowed $15 million under the Revolver in order to pay the amount due at closing.  In connection with the acquisition, we obtained consents from the required lenders under the Facilities that allowed us to effectuate the issuance of the common stock.

At June 30, 2008, we had liquidity of approximately $42.6 million, consisting of $9.5 million of cash and cash equivalents and $33.1 million available under the Revolver.  However, we are required to maintain minimum liquidity as defined under our credit agreements of $10 million.  Our available liquidity was reduced by $15.0 million in July 2008 in connection with an amount borrowed under the Revolver to pay the cash portion of the purchase price for the Cheyenne Resources acquisition.  As a result of the availability under our Revolver, the sale of common stock in 2007 and 2008, and cash from our operations, we expect to have adequate liquidity to operate our business throughout 2008.

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

In the event that the sources of cash described above are not sufficient to meet our future cash requirements, we will need to reduce certain planned expenditures, seek additional financing, or both. We may seek to raise funds through additional debt financing or the issuance of additional equity securities. If such actions are not sufficient, we may need to limit our growth, sell assets or reduce or curtail some of our operations to levels consistent with the constraints imposed by our available cash flow, or any combination of these options. Our ability to seek additional debt or equity financing may be limited by our existing and any future financing arrangements, economic and financial conditions, or all three. In particular, our Senior Notes and the Facilities restrict our ability to incur additional indebtedness. We cannot provide assurance that any reductions in our planned expenditures or in our expansion would be sufficient to cover shortfalls in available cash or that additional debt or equity financing would be available on terms acceptable to us, if at all.

Net cash from operating activities reflects net income or loss adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash used by operating activities was $1.7 million for the six months ended June 30, 2008, and net cash provided by operating activities was $3.1 million for the six months ended June 30, 2007.  Our net loss increased from $25.9 million in the six months ended June 30, 2007 to $40.7 million in the six months ended June 30, 2008.  In reconciling our net loss to cash provided by (used in) operating activities, $40.0 million was added for non cash charges during the six months ended June 30, 2008 as compared to $33.4 million during the six months ended June 30, 2007.  During the six months ended June 30, 2008, our net loss, as adjusted for non cash charges, was offset by a $1.0 million decrease in cash from our operating assets and liabilities.

Net cash used in investing activities decreased by $2.3 million to $22.4 million for the six months ended June 30, 2008 as compared to the same period in 2007.   The decrease was due to a reduction in capital expenditures and an increase in proceeds from asset sales. Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations.

Net cash provided by financing activities was $28.2 million for the six months ended June 30, 2008. During the six months ended June 30, 2008 our primary financing activities were the receipt of $50.0 million of net proceeds from the issuance of our common stock and the repayment $21.8 million under our Term Loan.  During the six months ended June 30, 2007 our financing activities primarily consisted of the receipt of $40 million from the issuance of our Term Loan, the repayment of $14.5 million under our prior revolving credit agreement and the payment of $4.6 million of costs associated with the Senior Secured Credit Facilities.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through June 30, 2008, we estimate that, as of June 30, 2008, we controlled approximately 226.0 million tons of proven and probable coal reserves in the CAPP region and 41.7 millions tons in the Midwest region.  The following table provides additional information regarding changes to our reserves since December 31, 2007 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2007 (1)	225.3	42.6	267.9
Coal Extracted	(4.2)	(1.5)	(5.7)
Acquisitions (2)	4.0	0.4	4.4
Divesture (3)	(0.4)	-	(0.4)
Adjustments (4)	1.3	0.2	1.5
Proven and Probable Reserves, as of June 30, 2008 (1)	226.0	41.7	267.7

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

EBITDA and Adjusted EBITDA are also measures used by management to measure operating performance. We define EBITDA as net income (loss) plus interest expense (net), income tax expense (benefit) and depreciation, depletion and amortization. We regularly use EBITDA to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. In addition, we use EBITDA in evaluating acquisition targets. EBITDA is not a recognized term under GAAP and is not an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or an alternative to cash flow from operating activities as a measure of operating liquidity.  Adjusted EBITDA is used in calculating compliance with our debt covenants and adjusts EBITDA for certain items as defined in our debt agreements, including stock compensation and certain bank fees.  See “Other Supplemental Information  —  Reconciliation of Non-GAAP Measures.”

In the selling, general and administrative area, we closely monitor the gross dollars spent per mine operation and in support functions. We also regularly measure our performance against our internally-prepared budgets.

Trends In Our Business

Recently, demand has increased for coal which has led to a rise in coal prices as compared to the previous year.  This increase in demand and prices has been driven primarily by an increase in coal exports driven by low worldwide coal inventory.  We believe that the increase in coal prices will result in increased production as it will become economical to operate higher cost coal mines.  We believe that the demand for coal worldwide will continue to be strong and help to offset future increases in production.  In the long term, we believe that the market for coal in the United States remains strong as coal continues to be one of the most economical energy sources.  A number of factors beyond our control impact coal prices, including:

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

As discussed previously, our costs of production have increased in recent years.  We expect the higher costs to continue for the next several years, due to a number of factors, including increased governmental regulations, high prices in worldwide commodity markets, and a highly competitive market for a limited supply of skilled mining personnel.

Our business is very sensitive to changes in supply and demand for coal and we carefully manage our mines in 2008 to maximize operating results.  Events beyond our control could impact our profit margins.

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At June 30, 2008, we had $101.1 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $56.4 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $4.4 million. Recently, surety bond costs have increased and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations.  At June 30, 2008, we had $60.0 million of letters of credit outstanding.  The letters of credits were issued under our Letter of Credit Facility.  In addition, we may use up to $10 million of our $35 million Revolver for the issuance of additional letters of credit, if necessary.

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

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 6.0% at December 31, 2007.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 6.0% to 5.5%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $1.6 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of June 30, 2008 was $54.7 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 6.5% at December 31, 2007. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 6.5% to 6.0%, all other things being equal, the present value of our black lung obligation would increase by approximately $1.4 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of June 30, 2008 was $25.1 million.

Defined Benefit Pension

Effective September 30, 2007, the Company froze its pension plan benefit accruals for all employees covered under its non-contributory defined benefit pension plan, resulting in a curtailment gain of $6.1 million.  The Company has valued the pension obligation to reflect the impact of the curtailment.  The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate, future rate of increase in compensation levels and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments. At December 31, 2007, the discount rate used to determine the obligation was 5.80%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.80% to 5.30%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $4.9 million.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the periods ended June 30, 2008. Significant changes to these rates would introduce volatility to our pension expense.  Our accrued pension obligation as of June 30, 2008 was $4.4 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our asset retirement obligation liabilities consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. US GAAP requires that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is based on interest rates of bonds with maturities similar to the estimated future cash flow. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under US GAAP, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. US GAAP recognizes that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of June 30, 2008 was $36.6 million.

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

We recorded no tax benefit for the three and six months ended June 30, 2008, based on the conclusion that the benefit of the expected 2008 net operating loss is not more likely than not to be realized.  As of June 30, 2008, the Company had recorded a $27.4 million valuation allowance against its gross deferred tax assets.

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

Evaluation of Goodwill and Long-Lived Assets for Impairment

Goodwill is not amortized, but is subject to periodic assessments of impairment.  Impairment testing is performed at the reporting unit level. We test goodwill for impairment annually during the fourth quarter, or when changes in circumstances indicate that the carrying value may not be recoverable.  Long-lived asset groups are tested for recoverability when changes in circumstances indicate the carrying value may not be recoverable.  Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends.

The estimates used to determine whether impairment has occurred to Goodwill and Long-Lived Assets is subject to a number of management assumptions.  We estimate the fair value of a reporting unit or asset group based on market prices (i.e., the amount for which the asset could be bought by or sold to a third party), when available.  When market prices are not available, we estimate the fair value of the reporting unit or asset group using the income approach and/or the market approach, which are subject to a number of management assumptions.  The income approach uses cash flow projections.  Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, approved operating budgets, expected growth rates and cost of capital.  We also make certain assumptions about future economic conditions, interest rates, and other market data.  Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods.

Changes in assumptions or estimates could materially affect the determination of fair value of an asset group, and therefore could affect the amount of potential impairment of the asset.  The following assumptions are key to our income approach:

•
Business Projections – We make assumptions about coal production, sales price for unpriced coal, cost to mine the coal and estimated residual value of property, plant and equipment.  These assumptions are key inputs for developing our cash flow projections.  These projections are derived using our internal operating budget and are developed on a mine by mine basis.  These projections are updated annually and reviewed by the Board of Directors.  Historically, the Company’s primary variances between its projections and actual results have been with regard to assumptions for future coal production, sales prices of coal and costs to mine the coal.  These factors are based on our best knowledge at the time we prepare our budgets but can vary significantly due to regulatory issues, unforeseen mining conditions, change in commodity prices, availability and costs of labor and changes in supply and demand.  While we make our best estimates at the time we prepare our budgets it is reasonably likely that these estimates will change in future budgets, due to the changing nature of the coal environment;

•
Economic Projections – Assumptions regarding general economic conditions are included in and affect the assumptions used in our impairment tests.  These assumptions include, but are not limited to, supply and demand for coal, inflation, interest rates, and prices of raw materials (commodities); and

•	Discount Rates – When measuring a possible impairment, future cash flows are discounted at a rate that we believe represents our cost of capital.

Other Supplemental Information

SEC Comment Letter

On July 31, 2008, we received comments from the Staff of the Securities and Exchange Commission (the “SEC”) with respect to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 6, 2008, our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on April 29, 2008, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008.  The Staff’s comments inquired about certain of our disclosures, suggested some additional disclosures and solicited supplemental information.   The comments included requests for additional disclosure regarding our impairment analysis of long-lived assets in light of recent operating performance and for additional information supporting our conclusion that a $1.3 million deferred income tax benefit adjustment which was recorded in 2006, but related to 2005, was neither quantitatively nor qualitatively material to our financial statements taken as a whole.  We expect to submit our responses to the Staff’s comments on or before August 8, 2008.  We believe that the disclosures and financial statements in these filings comply in all material respects with applicable SEC regulations and that our financial statements were prepared in accordance with generally accepted accounting principles.  The ultimate resolution of the Staff’s comments, however, could require changes to our disclosures and financial statements through amendments to the filings under review or future filings.

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

Adjusted EBITDA and the leverage ratio are the amounts used in our current debt covenants.  Adjusted EBITDA is defined as EBITDA further adjusted for certain cash and non-cash charges and the leverage ratio limits are debt to a multiple of adjusted EBITDA.  Adjusted EBITDA and the leverage ratio are used to determine compliance with financial covenants and our ability to engage in certain activities such as incurring additional debt and making certain payments.

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

The leverage ratio is calculated as the Company’s Senior Funded Indebtedness divided by annualized adjusted EBITDA as calculated below.  The Senior Funded Indebtedness as of June 30, 2008 is $77.0 million and includes the amounts outstanding under our revolver, amounts of the letters of credit available to be issued under our letter of credit facility and the amounts outstanding on the term loan as of June 30, 2008.

	Six months ended
	June 30	June 30
	2008	2007

Net loss	$(40,694)	(25,868)
Income tax benefit	-	(9,703)
Interest expense	9,075	9,660
Interest income	(262)	(322)
Depreciation, depletion, and amortization	34,842	37,263
EBITDA (before adjustments)	$2,961	11,030
Other adjustments specified
in our current debt agreement:
Charges associated with repayment and amendment of debt	3,013	2,421
Other adjustments	4,701	4,289
Adjusted EBITDA	$10,675	17,740

FORWARD-LOOKING INFORMATION

From time to time, we make certain comments and disclosures in reports and statements, including this report, or statements made by our officers, which may be forward-looking in nature. Examples include statements related to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding. These forward-looking statements could also involve, among other things, statements regarding our intent, belief or expectation with respect to:

•	our cash flows, results of operations or financial condition;

•	the consummation of acquisition, disposition or financing transactions and the effect thereof on our business;

•	governmental policies and regulatory actions;

•	legal and administrative proceedings, settlements, investigations and claims;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	availability of transportation;

•	market demand for coal, electricity and steel;

•	competition;

•	our relationships with, and other conditions affecting, our customers;

•	employee workforce factors;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	future economic or capital market conditions; and

•	our plans and objectives for future operations and expansion or consolidation.

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

We wish to caution readers that forward-looking statements, including disclosures which use words such as “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, and similar statements, are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, the following: a change in the demand for coal by electric utility customers; the loss of one or more of our largest customers; inability to secure new coal supply agreements or to extend existing coal supply agreements at market prices; our dependency on one railroad for transportation of a large percentage of our products; failure to exploit additional coal reserves; the risk that reserve estimates are inaccurate; failure to diversify our operations; increased capital expenditures; encountering difficult mining conditions; increased costs of complying with mine health and safety regulations; bottlenecks or other difficulties in transporting coal to our customers; delays in the development of new mining projects; increased costs of raw materials; the effects of litigation, regulation and competition; lack of availability of financing sources; our compliance with debt covenants; the risk that we are unable to successfully integrate acquired assets into our business; and the risk factors set forth in this Form 10-Q under Part II - Item 1A “Risk Factors.” Those are representative of factors that could affect the outcome of the forward-looking statements. These and the other factors discussed elsewhere in this document are not necessarily all of the important factors that could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our $150 million Senior Notes have a fixed interest rate and are not sensitive to changes in the general level of interest rates.  Our Revolver and Term Facility have floating interest rates based on our option of either the base rate or LIBOR rate.  As of June 30, 2008, we had no borrowing outstanding under the Revolver and $17.0 million outstanding under the Term Facility.  We currently do not use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver and Term Facilities.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments.  The percentage of our sales pursuant to long-term contracts was approximately 56% for the six months ended June 30, 2008.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived 70% of our total revenues (contract and spot) for the six months ended June 30, 2008 and 86% of our total revenues in 2007, from our electric utility customers. Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities). All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

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

In March 2005, the U.S. Environmental Protection Agency (EPA) adopted new federal rules intended to reduce the interstate transport of fine particulate matter and ozone through reductions in sulfur dioxides and nitrogen oxides through the eastern United States.  In addition, rules intended to cap and reduce mercury emissions from both new and existing coal-fired power plants were also initiated by the EPA. The reductions were to be implemented in stages, some through a market-based cap-and-trade program. Such new regulations would likely require some power plants to install new equipment, at substantial cost, or discourage the use of certain coals containing higher levels of mercury.  The particular rules introduced by the EPA in March 2005 were subsequently struck down by the U.S. Court of Appeals for the D.C. Circuit in July 2008.

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

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Under U.S. generally accepted accounting principles we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. Specifically, the fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At June 30, 2008, we had accrued $36.6 million related to estimated mine reclamation costs. These amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

We have experienced operating losses and net losses for the six months ended June 30, 2008 and in the years ended December 31, 2007, 2006 and 2005.  Our operating loss and net loss increased in each of these three years.  In order to return to profitability, we must carefully manage our business, including the balance of our long-term and short-term sales contracts and our production costs.  Although we seek to balance our contract mix to achieve optimal revenues over the long term, the market price of coal is affected by many factors that are outside of our control.  Our production costs have increased in recent years, and we expect higher costs to continue for the next several years.  Accordingly, we cannot assure you that we will be able to achieve profitability in the future.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.

For the six months ended June 30, 2008, we generated approximately 70% of our total revenues from several long-term contracts and spot sales with electrical utilities, including 28% from our largest customer, Georgia Power Company, and 11% from South Carolina Public Service Authority.  At June 30, 2008, we had coal supply agreements with these customers that expire in 2008 to 2011. The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

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

During 2007, we were notified by the U.S. Department of Labor, Mine Safety and Health Administration (MSHA) that a potential pattern of violations may exist at three of our mines based upon initial screening and pattern criteria review by MSHA.  Upon receipt of such notifications, we conduct a comprehensive review of the operations at each mine and prepare and submit plans to MSHA designed to enhance employee safety at the mines through better education, training, mining practices, and safety management.   Following implementation of the plans, MSHA conducts a complete inspection of each mine and further evaluates the situation.  MSHA subsequently advised us with respect to each of the mines that a potential pattern of violations no longer continues to exists and that MSHA therefore would take no further action with respect to these matters.  On June 12, 2008, we received notice from MSHA that a potential pattern of violations might exist at our Blue Diamond Coal Company’s Mine No. 75.  We responded in substantially the same manner as was done with respect to the previous such notices.  MSHA is presently in the process of conducting its further evaluation and inspection of Mine No. 75. The issuance of a Notice of a Pattern of Violations could have a significant impact on our operations.

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

Our recoverable reserves decline as we produce coal. Since we attempt, where practical, to mine our lowest-cost reserves first, we may not be able to mine all of our reserves as profitably as we do at our current operations. Our planned development and exploration projects might not result in significant additional reserves, and we might not have continuing success developing additional mines. For example, our construction of additional mining facilities necessary to exploit our reserves could be delayed or terminated due to various factors, including unforeseen geological conditions, weather delays or unanticipated development costs. Our ability to acquire additional coal reserves in the future also could be limited by restrictions under our existing or future debt facilities, competition from other coal companies for attractive properties or the lack of suitable acquisition candidates.

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

In addition to coal we produce from our Company-operated mines, we have mines that typically are operated by independent contract mine operators, and we purchase coal from third parties for resale. For 2008, we anticipate less than 1% of our total production will come from mines operated by independent contract mine operators and less than 5% of our total coal produced will come from third party purchased coal sources. Operational difficulties, changes in demand for contract mine operators from our competitors and other factors beyond our control could affect the availability, pricing and quality of coal produced for us by independent contract mine operators. Disruptions in supply, increases in prices paid for coal produced by independent contract mine operators or purchased from third parties, or the availability of more lucrative direct sales opportunities for our purchased coal sources could increase our costs or lower our volumes, either of which could negatively affect our profitability.

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

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. As of June 30, 2008, we had outstanding surety bonds with third parties for post-mining reclamation totaling $56.4 million. Furthermore, we have surety bonds for an additional $44.7 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations. Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit or other assurances of payment. However, letters of credit can be significantly more costly to us than surety bonds. The issuance of letters of credit under our senior secured credit facility also reduces amounts that we can borrow under our senior secured credit facility for other purposes. If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may be negatively affected.

We have significant unfunded obligations for long-term employee benefits for which we accrue based upon assumptions, which, if incorrect, could result in us being required to expend greater amounts than anticipated.

We are required by law to provide various long-term employee benefits. We accrue amounts for these obligations based on the present value of expected future costs. We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations. At June 30, 2008, the current and non-current portions of these obligations included $25.1 million for coal workers’ black lung benefits and $54.7 million for workers’ compensation benefits.

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

We provided pension benefits to eligible employees through September 30, 2007, at which time we froze the plan. As of June 30, 2008, we estimated that our obligation under the pension plan was underfunded by approximately $4.4 million. If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated. The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

We were in compliance with all of the covenants required by our facilities as of June 30, 2008.  We were not in compliance with the minimum Adjusted EBITDA and Leverage Ratio covenants required by our facilities as of March 31, 2008. We entered into an amendment to the facilities in May 2008 that waived the non-compliance as of March 31, 2008, and also modified our minimum Adjusted EBITDA and total Leverage Ratio and maximum limits on capital expenditures covenants for future periods.  We cannot assure you that we will remain in compliance in subsequent periods.

Additional detail regarding the terms of the facilities, including these covenants and the related definitions, can be found in our debt agreements, as amended, that have been filed as exhibits to our SEC filings..

Our debt instruments impose a number of restrictions on us, some of which become more restrictive over time. A failure to comply with these restrictions could adversely affect our ability to borrow under our revolving credit facility or result in an event of default under our debt instruments. Our debt instruments contain financial and other covenants that create limitations on our ability to, among other things, borrow the full amount on our revolver, issue letters of credit under our letter of credit facility or incur additional debt, and require us to maintain various financial ratios and comply with various other financial covenants. These covenants include the following:

•
The facilities require that we achieve minimum Adjusted EBITDA (defined in the facilities as “Consolidated EBITDA”).  Adjusted EBITDA is measured at the end of each quarter.  We are required to have Adjusted EBITDA of $8.6 million, $27.5 million and $41.0 million for the six months ended June 30, 2008, the nine months ended September 30, 2008 and the year ended December 31, 2008, respectively.  Beginning March 31, 2009 Adjusted EBITDA is calculated on a trailing 12-month basis with Adjusted EBITDA increasing each quarter thereafter.  For the six months ended June 30, 2008, we had Adjusted EBITDA of $10.7 million.  Adjusted EBITDA is not a recognized term under US GAAP and is not an alternative to net income, operating income or any other performance measures derived in accordance with US GAAP or an alternative to cash flow from operating activities as a measure of operating liquidity.  The most directly comparable US GAAP financial measure is net loss.  For the six months ended June 30, 2008, we had net loss of $40.7 million.  Adjusted EBITDA is defined and reconciled to EBITDA and Net Loss under “Reconciliation of Non-GAAP Measures” in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
The facilities require that our Leverage Ratio (as defined in the facilities) not exceed a specified multiple at the end of each quarter.  The Leverage Ratio is permitted to be 5.0x as of June 30, 2008, but decreases to 3.0x as of September 30, 2008 and decreases further thereafter.  Our Leverage Ratio as of June 30, 2008 was 3.6x. Leverage Ratio is defined under “Reconciliation of Non-GAAP Measures” in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
The facilities limit the Capital Expenditures (other than Mandated Capital Expenditures) (as both are defined in the facilities) that we may make or agree to make in any fiscal year.  For the fiscal years ended December 31, 2008, we may not make Capital Expenditures in excess of $56.1 million.  For the fiscal year ended December 31, 2009 and each fiscal year thereafter, we may not make Capital Expenditures in excess of $66 million.  For the six months ended June 30, 2008, we made Capital Expenditures of $23.5 million.  The acquisition of mineral rights from Cheyenne Resources in July of 2008 is excluded from Capital Expenditures for purposes of the debt covenants.

•
The facilities require that our Minimum Liquidity (as defined in the facilities) be no less than a specified amount at the end of each quarter.  We were required to have Minimum Liquidity of $10.0 million.  As of June 30, 2008, our Minimum Liquidity was in excess of $40 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains information about purchases by us of our equity securities during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1-31, 2008(a)	63,307	$36.30	N/A	N/A

(a)
The “Total Number of Shares Purchased” column consists of shares that were purchased from participants to satisfy tax withholding obligations in connection with the vesting of restricted shares pursuant to our 2004 Equity Incentive Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on June 27, 2008. The only matter voted upon was the election of two directors whose terms will expire in 2009 and 2011, respectively.  There were 25,324,897  shares of common stock, $0.01 par value per share (the “Common Stock”), of James River outstanding and entitled to vote as of May 15, 2008, the record date for the 2008 Annual Meeting of Shareholders.  Each share of Common Stock entitled the holder thereof to one vote.  A total of 19,239,812 votes (or 76.0% of the total) were cast.  There were no broker non-votes.

All of the Board of Directors’ nominees for directors of the corporation were elected with the following vote:

Director Nominee	Votes For	Votes Withheld
Ronald J. FlorJancic	18,823,438	416,374
Alan F. Crown	18,741,768	498,044

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed herewith:	Exhibit
Consent Letter dated July 8, 2008 regarding Term Credit Agreement by and among the Registrant, certain of its subsidiaries, the Lenders thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Sole Bookrunner and Lead Arranger, and Morgan Stanley & Co. Incorporated, as Collateral Agent	10.21
Consent Letter dated July 8, 2008 regarding Revolving Credit Agreement by and among the Registrant, certain of its subsidiaries, the Lenders thereto, and General Electric Capital Corporation, as Co-Lead Arranger, Administrative Agent and Collateral Agent, with Morgan Stanley Senior Funding, Inc., having acted as Co-Lead Arranger	10.22
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1
Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2

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

August 5, 2008