Form 10-Q
period 2008-09-30
James River Coal CO
filed 2008-11-07
CIK 1297720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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
Yes    ☒             No    ☐

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 15, 2008 was 27,401,703.

FORM 10-Q INDEX

PART I                               FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2008	December 31, 2007
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$45,070	5,413
Receivables:
Trade	34,980	40,544
Other	665	762
Total receivables	35,645	41,306
Inventories:
Coal	7,595	5,915
Materials and supplies	10,337	8,277
Total inventories	17,932	14,192
Prepaid royalties	4,649	3,817
Other current assets	5,381	4,180
Total current assets	108,677	68,908
Property, plant, and equipment, at cost:
Land	6,678	6,220
Mineral rights	229,841	191,586
Buildings, machinery and equipment	312,134	285,009
Mine development costs	38,515	31,923
Total property, plant, and equipment	587,168	514,738
Less accumulated depreciation, depletion, and amortization	238,675	195,534
Property, plant and equipment, net	348,493	319,204
Goodwill	26,492	26,492
Other assets	21,006	24,683
Total assets	$504,668	439,287

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2008	December 31, 2007
Liabilities and Shareholders' Equity	(unaudited)

Current liabilities:
Current maturities of long-term debt (note 3)	$29,775	1,600
Accounts payable	54,326	46,641
Accrued salaries, wages, and employee benefits	8,117	6,010
Workers' compensation benefits	9,450	9,450
Black lung benefits	2,050	2,050
Accrued taxes	5,266	4,234
Other current liabilities	13,986	7,394
Total current liabilities	122,970	77,379
Long-term debt, less current maturities	150,000	187,200
Other liabilities:
Noncurrent portion of workers' compensation benefits	45,970	44,142
Noncurrent portion of black lung benefits	23,533	22,084
Pension obligations	4,205	5,423
Asset retirement obligations	38,072	32,288
Other	1,158	997
Total other liabilities	112,938	104,934
Total liabilities	385,908	369,513

Commitments and contingencies (note 5)
Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares;
issued and outstanding 27,401,703 and 21,906,265 shares
as of September 30, 2008 and December 31, 2007, respectively	274	219
Paid-in-capital	271,162	159,403
Accumulated deficit	(154,125)	(91,719)
Accumulated other comprehensive income	1,449	1,871
Total shareholders' equity	118,760	69,774

Total liabilities and shareholders' equity	$504,668	439,287

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2008	September 30, 2007

Revenues	$151,842	130,052
Cost of sales:
Cost of coal sold	138,873	119,251
Gain on curtailment of pension plan	-	(6,091)
Depreciation, depletion and amortization	17,158	17,358
Total cost of sales	156,031	130,518
Gross profit (loss)	(4,189)	(466)
Selling, general and administrative expenses	9,057	8,062
Total operating loss	(13,246)	(8,528)
Interest expense (note 3)	4,625	5,250
Interest income	(55)	(81)
Charges associated with repayment and amendment of debt (note 3)	4,223	-
Miscellaneous income, net	(327)	(84)
Total other expense, net	8,466	5,085
Loss before income taxes	(21,712)	(13,613)
Income tax benefit	-	(3,917)
Net loss	$(21,712)	(9,696)
Loss per common share (note 6)
Basic loss per common share	$(0.86)	(0.60)
Shares used to calculate basic loss per share	25,173	16,044
Diluted loss per common share	$(0.86)	(0.60)
Shares used to calculate diluted loss per share	25,173	16,044

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007

Revenues	$427,733	394,423
Cost of sales:
Cost of coal sold	393,470	355,295
Gain on curtailment of pension plan	-	(6,091)
Depreciation, depletion and amortization	52,000	54,621
Total cost of sales	445,470	403,825
Gross profit (loss)	(17,737)	(9,402)
Selling, general and administrative expenses	25,123	23,225
Total operating loss	(42,860)	(32,627)
Interest expense (note 3)	13,700	14,910
Interest income	(317)	(403)
Charges associated with repayment and amendment of debt (note 3)	7,236	2,421
Miscellaneous income, net	(1,073)	(371)
Total other expense, net	19,546	16,557
Loss before income taxes	(62,406)	(49,184)
Income tax benefit	-	(13,620)
Net loss	$(62,406)	(35,564)
Loss per common share (note 6)
Basic loss per common share	$(2.62)	(2.23)
Shares used to calculate basic loss per share	23,793	15,983
Diluted loss per common share	$(2.62)	(2.23)
Shares used to calculate diluted loss per share	23,793	15,983

See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’
Equity and Comprehensive Loss
(in thousands)
(unaudited)

	Common stock shares	Common stock par value	Paid-in- capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total

Balances, December 31, 2006	16,669	$167	124,191	(37,704)	(257)	86,397
Net loss	-	-	-	(54,015)	-	(54,015)
Amortization of black lung liability	-	-	-		(180)	(180)
Black lung obligation adjustment, net of $(812) of tax	-	-	-	-	4,909	4,909
Pension liability adjustment, net of $969 of tax	-	-	-	-	(2,601)	(2,601)
Comprehensive loss						(51,887)
Issuance on common stock net of offering
costs of $213	5,175	52	32,337	-	-	32,389
Issuance of restricted stock awards, net of forfeitures	135	1	(1)	-	-	-
Repurchase of shares for tax withholding	(73)	(1)	(977)	-	-	(978)
Stock based compensation	-	-	3,853	-	-	3,853
Balances, December 31, 2007	21,906	219	159,403	(91,719)	1,871	69,774
Net loss	-	-	-	(62,406)	-	(62,406)
Amortization of black lung liability	-	-	-	-	(422)	(422)
Comprehensive loss						(62,828)
Issuance on common stock, net of offering
costs of $289	4,913	49	93,906	-	-	93,955
Common stock issued for acquisition of mineral rights (note 2)	388	4	15,996	-	-	16,000
Issuance of restricted stock awards, net of forfeitures	238	2	(2)	-	-	-
Repurchase of shares for tax withholding	(63)	-	(2,297)	-	-	(2,297)
Exercise of Stock Options	20	-	542	-	-	542
Stock based compensation	-	-	3,614	-	-	3,614
Balances, September 30, 2008	27,402	$274	271,162	(154,125)	1,449	118,760

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(62,406)	(35,564)
Adjustments to reconcile net loss to net cash provided by
operating activities
Depreciation, depletion, and amortization	52,000	54,621
Accretion of asset retirement obligations	2,018	1,559
Amortization of deferred financing costs	1,118	1,172
Amortization of deferred stock-based compensation	3,614	2,856
Deferred income tax benefit	-	(13,317)
(Gain)/loss on sale or disposal of property, plant, and equipment	(163)	21
Gain on curtailment of pension plan	-	(6,091)
Write-off of deferred financing costs	2,383	2,421
Changes in operating assets and liabilities:
Receivables	5,661	(716)
Inventories	(3,740)	(5,373)
Prepaid royalties and other current assets	(2,033)	(1,222)
Other assets	662	(3,666)
Accounts payable	5,958	3,217
Accrued salaries, wages, and employee benefits	2,107	2,128
Accrued taxes	(1,265)	(1,951)
Other current liabilities	6,327	3,519
Workers' compensation benefits	1,828	3,031
Black lung benefits	1,027	1,099
Pension obligations	(1,218)	(2,063)
Asset retirement obligation	(978)	(1,342)
Other liabilities	161	29
Net cash provided by operating activities	13,061	4,368
Cash flows from investing activities:
Additions to property, plant, and equipment	(59,498)	(36,945)
Proceeds from sale of property, plant, and equipment	1,108	15
Net cash used in investing activities	(58,390)	(36,930)
Cash flows from financing activities:
Proceeds from borrowings under long-debt	-	40,000
Repayments of long-term debt	(22,025)	(800)
Repayments under revolver	(8,500)	(24,493)
Proceeds from borrowings under revolver	21,500	22,044
Net proceeds from issuance of common stock	93,955	-
Proceeds from stock options exercised	542	-
Principal payments under capital lease obligations	-	(252)
Capitalized deferred financing costs	(486)	(4,649)
Net cash provided by financing activities	84,986	31,850
Increase (decrease) in cash	39,657	(712)
Cash at beginning of period	5,413	1,807
Cash at end of period	$45,070	1,095

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

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force No. 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s unvested restricted stock awards are considered “participating securities” because they contain non-forfeitable rights to dividends. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the impact of FSP EITF 03-6-1 on its consolidated financial statements and will adopt FSP EITF 03-6-1 effective January 1, 2009.

(2)	Acquisition of Mineral Rights

In July 2008, the Company closed a transaction under an Asset Purchase Agreement to acquire certain coal reserves and permits from Cheyenne Resources, Inc.  The acquired assets include approximately 10.2 million tons of proven and probable surface reserves and 3.6 million tons of proven and probable underground reserves, plus additional surface resources.  The purchase price for the acquisition was $36 million, comprised of $16 million in cash at closing, a short term promissory note for $4 million that was paid in full September 2008 and 387,973 shares of newly issued common stock of the Company, valued at $16 million (shares valued based on the most recent closing price prior to closing).

(3)	Long Term Debt and Interest Expense

Long-term debt is as follows (amounts in thousands):

	September 30, 2008	December 31, 2007
Senior Notes	$150,000	$150,000
Term Facility (a)	16,775	38,800
Revolver (a)	13,000	-
Total long-term debt	179,775	188,800
Less amounts classified as current (a)	29,775	1,600
Total long-term debt, less current maturities	$150,000	$187,200

(a)
As of September 30, 2008, the Company has classified the balances of the Term Facility and the Revolver as current portion of long term debt.  As discussed below, the outstanding balance of the Term Facility was repaid in full in October 2008.

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

Senior Secured Credit Facilities

In 2007, the Company entered into a $35.0 million Revolving Credit Agreement (the Revolver) and a Term Credit Agreement (collectively the Facilities). The Term Credit Agreement consists of a term facility (the Term Facility) and a $60.0 million letter of credit facility (the Letter of Credit Facility).  The Letter of Credit Facility does not constitute a loan to the Company and accordingly is not available for borrowing by the Company.  The Letter of Credit Facility supports the issuance of up to $60 million of letters of credit by the Company.  As discussed below, the Company repaid the full balance of the Term Facility in October 2008.  In May 2008, the Company entered into the Third Amendment to the Term Credit Agreement and the Second Amendment to the Revolving Credit Agreement and in November 2008, the Company entered into the Fourth Amendment to the Term Credit Agreement and the Third Amendment to the Revolving Credit Agreement (collectively the Credit Amendments).  The Credit Amendments waived defaults under the Facilities as of March 31, 2008 and September 30, 2008, respectively, prospectively waived or modified certain existing financial covenants under the Facilities, increased the fee on the unused portion of the Revolver to 0.75% and increased the usage rates of the Letter of Credit Facility by amounts ranging from 3.0% to 7.0% at designated periods from October 1, 2008 to the Letter of Credit Facility’s maturity date.   The Company expensed approximately $4.9 million of the costs associated with the Credit Amendments and included these in charges associated with amendments and repayment of debt in the Company’s condensed consolidated financials statements for the nine months ended September 30, 2008 ($2.2 million of these costs were unpaid as of September 30, 2008 and will be paid in the fourth quarter of 2008).   The Company also had $2.9 million of fees in connection with the November 2008 amendments that are due in the fourth quarter of 2008 and a supplemental amendment fee of $5.5 million that is due in February 2009.  The fees associated with the November 2008 credit amendments will be expensed in the fourth quarter of 2008.  Additionally, in connection with the repayment of the Term Facility during 2008, the Company wrote off $2.4 million of capitalized financing costs which are included in charges associated with amendments and repayment of debt in the Company’s condensed consolidated financial statements.

The following is a summary of significant terms of the Facilities, as amended, as of September 30, 2008.

	Revolver	Term Facility	Letter of Credit Facility
Maturity	February 2012	February 2013	February 2013
Interest/Usage Rate	Company’s option of Base Rate(a) plus 1.75% or LIBOR plus 2.75% per annum	Company’s option of Base Rate(a) plus 4.50% or LIBOR plus 5.50% per annum	5.50% per annum (c)
Maximum Availability	Lesser of $35.0 million and the borrowing base (b)	$16.8 million outstanding as of September 30, 2008. The outstanding balance of the Term Facility was repaid in October 2008 and no amounts remain available for borrowing.	$60.0 million
Periodic Principal Payments	None	The outstanding balance of the Term Facility was repaid in October 2008.	Not applicable

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 0.5% and (2) the prime rate.
(b)
The Revolver’s borrowing base is the sum of up to 85% of the eligible accounts receivable plus the lesser of (1) up to 60% of eligible inventory and (2) up to 85% of the net orderly liquidation value of eligible inventory; minus reserve from time to time set by administrative agent.  Amount available is also subject to a minimum liquidity covenant.

(c)
In connection with the credit amendment that was completed in November 2008 (see above), the usage rate on the Letter of Credit Facility was raised to 7.5% effective, October 1, 2008; 10.0%, effective January 1, 2009; and 12.5% effective April 1, 2009 to the Letter of Credit Facility’s maturity date.

The Revolver provides that the Company can use up to $10.0 million of the Revolver availability to issue letters of credit. The Revolver provides for a 2.75% fee on any outstanding letters of credit issued under the Revolver and a 0.75% fee on the unused portion of the Revolver. The Facilities require certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Facilities include financial covenants that require the Company to maintain a minimum EBITDA and a maximum leverage ratio and limit capital expenditures, each as defined by the agreement. The Facilities are secured by substantially all of the Company’s assets.

As of September 30, 2008, $15.0 million of the Revolver was available to the Company.  We are required to maintain minimum liquidity as defined under our credit agreements of $10 million.  As a result of the Credit Amendments, the Company was in compliance with all of the financial covenants under the Facilities and Senior Notes as of September 30, 2008.

During the fourth quarter of 2007 and the first quarter of 2008, the Company raised a total of approximately $82.4 million through the issuance of common shares.  As required by the Term Facility, the Company offered a portion of the proceeds from the issuances of the common shares in excess of $40 million to the holders of the Term Facility to redeem amounts outstanding.  In April 2008, the mandatory tender offer was accepted by the holders of the Term Facility and the Company repaid $21.3 million on the Term Facility.  During the third quarter of 2008, the Company raised an additional $43.9 million through the issuance of common shares.  As required by the Term Facility and Letter of Credit Facility, the Company offered a portion of the proceeds from the issuance of the common shares to the holders of the Term Facility and Letter of Credit Facility to redeem amounts outstanding.  In October 2008, the mandatory tender offer was accepted by the holders of the Term Facility and Letter of Credit Facility and the Company repaid the outstanding balance of $16.8 million on the Term Facility and used $5.2 million of its cash to secure letters of credit under the Letter of Credit Facility.  As a result of the repayment in October 2008, the outstanding balance of the Term Facility is classified in current maturities of long-term debt on the accompanying condensed consolidated balance sheet as of September 30, 2008.  In addition, in connection with these mandatory repayments, the Company wrote-off approximately $1.3 million and $2.4 million of unamortized financing charges on the Term Facility in the three and nine months ended September 30, 2008, respectively.  The write-off of the unamortized financing charges is included in charges associated with repayment and amendment of debt in the Company’s condensed consolidated financial statements.

Prior Senior Secured Credit Facility

The Company wrote off $2.4 million of financing charges in connection with the repayment of the Company’s Prior Senior Secured Credit Facility on February 26, 2007. The write off of the financing charges is classified as charges associated with repayment and amendment of debt in the accompanying condensed consolidated financial statements.

Interest Expense and Other

During the three and nine months ended September 30, 2008, the Company paid approximately $0.7 million and $9.3 million, respectively, in interest.  During the three and nine months ended September 30, 2007, the Company paid approximately $1.2 million and $10.0 million, respectively, in interest.

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

Restricted Stock Awards

Pursuant to the Plan certain directors and employees have been awarded restricted common stock with such shares vesting over two to five years. The related expense is amortized over the vesting period. Restricted shares subject to continuing vesting requirements are included in diluted shares outstanding.

Stock Option Awards

Pursuant to the Plan certain directors and employees have been awarded options to purchase common stock with such shares vesting ratably over three to five years. The Company’s stock options have been issued at exercise prices equal to or greater than the fair value of the Company’s stock at the date of grant.

Shares awarded or subject to purchase under the Plan that are not delivered or purchased, or revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance under the Plan. At September 30, 2008, there were 251,991 shares available under the Plan for future awards.

The Company stock compensation expense is based on estimated grant-date fair values. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award.  The Company’s estimated future forfeiture rates are based on its historical experience.

The following table highlights the expense related to share-based payment for the periods ended September 30 (in thousands):

	Three months ended		Nine months ended
	2008	2007	2008	2007
Restricted stock	$1,415	894	3,376	2,617
Stock options	79	84	238	239
Stock based compensation	$1,494	978	3,614	2,856

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

The following is a summary of restricted stock and stock option awards for the nine months ended September 30, 2008:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
	Number of	Fair Value	Number of	Exercise
	Shares	at Issue	Shares	Price
December 31, 2007	676,307	$15.84	264,334	$15.79
Granted	243,140	35.68	20,000	36.30
Exercised/Vested	(186,198)	13.52	(20,000)	27.12
Canceled	(5,800)	19.16	(3,334)	14.84
September 30, 2008	727,449	23.04	261,000	16.51

The following table summarizes additional information about the stock options outstanding at September 30, 2008.

	Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in 000's)

Oustanding at September 30, 2008	$10.80-$36.30	261,000	$16.51	6.4	$2,062

Exercisable at September 30, 2008	$10.80-$33.57	189,337	$15.08	6.0	$1,604

Vested and expected to vest at September 30, 2008	$10.80-$36.30	261,000	$16.51	6.4	$2,062

(1)	The difference between a stock award's exercise price and the underlying stock's market price at September 30, 2008.

The following table summarizes the Company’s total unearned compensation cost related to stock based compensation as of September 30, 2008.

		Weighted Average
		Remaining Period
	Unearned	Of Expense
	Compensation	Recognition
	(in 000's)	(in years)
Stock Options	$584	1.9
Restricted Stock	13,654	2.7
Total	$14,238

(5)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $59.9 million as of September 30, 2008 to guarantee performance under certain contractual arrangements.  The letters of credit were issued under the Company’s Letter of Credit Facility (see note 3).

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted loss per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Weighted average number of common shares
outstanding:
Basic	25,173	16,044	23,793	15,983
Effect of dilutive instruments	-	-	-	-
Diluted	25,173	16,044	23,793	15,983

For periods in which there was a loss, the Company has excluded from its diluted loss per share calculation options to purchase shares with underlying exercise prices less than the average market prices and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per share.  The excluded instruments would have increased the diluted weighted average number of common shares by approximately 0.9 and 0.8 million for the three months and nine months ended September 30, 2008, respectively, and 0.6 million and 0.7 million for the three months and nine months ended September 30, 2007, respectively.

(7)	Pension Expense

Effective September 30, 2007, the Company froze pension plan benefit accruals for all employees covered under its qualified non-contributory defined benefit pension plan.   The components of net periodic benefit cost are as follows (amounts in thousands):

	Three Months Ended	Three Months Ended
	September 30, 2008	September 30, 2007

Service cost	$—	724
Interest cost	911	900
Expected return on plan assets	(1,089)	(1,027)
Net periodic (benefit) cost	$(178)	597

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007

Service cost	$—	2,173
Interest cost	2,734	2,700
Expected return on plan assets	(3,268)	(3,082)
Net periodic (benefit) cost	$(534)	1,791

(8)	Pneumoconiosis (Black Lung) Benefits

The expense for black lung benefits consists of the following (amounts in thousands):

	Three Months Ended	Three Months Ended
	September 30, 2008	September 30, 2007

Service cost	$120	142
Interest cost	491	397
Amortization of actuarial loss	(141)	(45)
Total expense	$470	494

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007

Service cost	$360	426
Interest cost	1,472	1,192
Amortization of actuarial loss	(422)	(135)
Total expense	$1,410	1,483

(9)	Segment Information

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
CAPP	$123,691	106,519	353,388	326,424
Midwest	28,151	23,533	74,345	67,999
Corporate	-	-	-	-
Total	$151,842	130,052	427,733	394,423

Depreciation, depletion and amortization
CAPP	$13,700	13,583	41,087	43,062
Midwest	3,441	3,729	10,848	11,456
Corporate	17	46	65	103
Total	$17,158	17,358	52,000	54,621

Total operating loss
CAPP	$(6,756)	(4,226)	(20,035)	(19,601)
Midwest	(1,773)	(28)	(9,171)	(1,056)
Corporate	(4,717)	(4,274)	(13,654)	(11,970)
Total	$(13,246)	(8,528)	(42,860)	(32,627)

Net loss (1)
CAPP	$(6,756)	(4,226)	(20,035)	(19,601)
Midwest	(1,773)	(28)	(9,171)	(1,056)
Corporate	(13,183)	(5,442)	(33,200)	(14,907)
Total	$(21,712)	(9,696)	(62,406)	(35,564)

(1)	Income and expense items that are not included in loss from operations are not allocated to the segments.

	September 30,	December 31,
	2008	2007
Total Assets
CAPP	$345,255	326,571
Midwest	88,933	93,982
Corporate	70,480	18,734
Total	$504,668	439,287

Goodwill
CAPP	$-	-
Midwest	26,492	26,492
Corporate	-	-
Total	$26,492	26,492

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes contained herein and the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Overview

We mine, process and sell bituminous, steam and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana. We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)). We derived 74% of our total revenues (contract and spot) in the nine months ended September 30, 2008 from coal sales to electric utility customers and the remaining 26% from coal sales to industrial and other companies.

CAPP Segment

In Central Appalachia, our coal is primarily sold to customers in the southern portion of the South Atlantic region of the United States. The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware. We have been providing coal to customers in the South Atlantic region since our formation in 1988. For the nine months ended September 30, 2008, CAPP produced 6.3 million tons of coal (including contract coal and purchased coal). Of the CAPP tons produced, 78% came from Company operated underground mines. For the nine months ended September 30, 2008, we shipped 6.3 million tons of coal and generated coal sale revenues of $353.4 million from our CAPP segment. For the nine months ended September 30, 2008, Georgia Power Company and South Carolina Public Service Authority were our largest customers, representing approximately 34% and 12% of our total revenues, respectively.  No other CAPP customer accounted for more than 10% of our total revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the nine months ended September 30, 2008, our Midwest mines produced 2.3 million tons of coal. Of the Midwest tons produced, 78% came from Company operated surface mines. For the nine months ended September 30, 2008, we shipped 2.3 million tons of coal and generated coal sale revenues of $74.3 million from our Midwest segment. For the nine months ended September 30, 2008, our Midwest segment’s largest customer represented approximately 5% of our total revenues.

Results of Operations

Three Months Ended September 30, 2008 Compared with the Three Months Ended September 30, 2007

The following tables show selected operating results for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 (in thousands except per ton amounts).

	Three Months Ended September 30
	2008		2007		Percentage
	Total	Per Ton	Total	Per Ton	Change
Volume shipped (tons)	2,777		3,039		-9%
Revenues
Coal sales	$151,842	54.68	$128,457	42.27	18%
Synfuel handling	-		1,595
Cost of coal sold	138,873	50.01	119,251	39.24	16%
Gain on curtailment of pension plan	-	-	(6,091)	(2.00)
Depreciation, depletion and amortization	17,158	6.18	17,358	5.71	-1%
Gross profit (loss)	(4,189)	(1.51)	(466)	(0.15)	799%
Selling, general and administrative	9,057	3.26	8,062	2.65	12%

Volume and Revenues by Segment

	Three Months Ended September 30,
	2008		2007

	CAPP	Midwest	CAPP	Midwest

Volume (tons)	1,932	845	2,224	815

Coal sales revenue	$123,691	28,151	104,924	23,533

Average sales price per ton	$64.02	33.31	47.18	28.87

Coal sales revenue for the three months ended September 30 increased from $128.5 million in 2007 to $151.8 million in 2008. This increase was due to an increase in the average sales price per ton in both the CAPP and Midwest regions partially offset by a decrease in the volume of tons shipped in the CAPP region.

For the three months ended September 30, 2008, the CAPP region sold approximately 1.1 million tons of coal under long-term contracts (56% of total CAPP sales volume) at an average selling price of $52.08 per ton. For the three months ended September 30, 2007, the CAPP region sold approximately 1.9 million tons of coal under long-term contracts (85% of total CAPP sales volume) at an average selling price of $46.14 per ton. For the three months ended September 30, 2008, the CAPP region sold 845,000 tons of coal (44% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $78.97 per ton. For the three months ended September 30, 2007, the CAPP region sold 340,000 tons of coal (15% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $59.26 per ton.

The Midwest region’s sales of coal were under long term contracts for both the 2008 and 2007 periods.  For the three months ended September 30, 2008, the Midwest region sold 845,000 tons at an average sales price of $33.31.  For the three months ended September 30, 2007, the Midwest region sold 815,000 tons at an average sales price of $28.87.

Operating Costs by Segment

	Three Months Ended September 30,
	2008			2007

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$113,187	25,686	-	99,979	19,272	-

Per ton	58.59	30.40	-	44.95	23.65	-

Depreciation, depletion and amortization	13,700	3,441	17	13,583	3,729	46

Per ton	7.09	4.07	-	6.11	4.58	-

Cost of Coal Sold

For the three months ended September 30, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $119.3 million in 2007 to $138.9 million in 2008.  Our cost per ton of coal sold in the CAPP region increased from $44.95 per ton in the 2007 period to $58.59 per ton in the 2008 period.  This $13.64 increase in cost per ton of coal sold was primarily the result of increased regulatory scrutiny, adverse geological conditions, a tight labor market and rising commodity prices including diesel fuel and steel. As a result of these factors, the Company’s labor and benefit costs increased by $3.60 per ton and variable costs increased $4.25 per ton.  Our sales related costs resulted in an additional $2.04 per ton increase due to the increase in our average sales prices.  For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest increased $6.75 per ton to $30.40 per ton in the 2008 period.  The increase in cost per ton of coal sold was primarily due to an increase of $3.70 per ton in variable costs.  The increase in the variable costs was due to increased costs for diesel fuel and explosives. Our labor and benefit costs and trucking costs also increased $0.60 and $0.71 per ton, respectively.  The increase in labor costs was due to an increase in wages as compared to prior year and trucking costs increased due to an increase in rates.

Depreciation, depletion and amortization

For the three months ended September 30, depreciation, depletion and amortization decreased from $17.4 million in 2007 to $17.2 million in 2008.  In the CAPP region, depreciation, depletion and amortization increased $0.1 million to $13.7 million or $7.09 per ton.  In the Midwest, depreciation, depletion and amortization decreased $0.3 million to $3.4 million or $4.07 per ton.

Selling, general and administrative

Selling, general and administrative expenses increased from $8.1 million for the three months ended September 30, 2007 to $9.1 million for the three months ended September 30, 2008.  The increase was primarily due to increases in property taxes and employee stock compensation.

Income Taxes

Our effective income tax rate is impacted primarily by the amount of the valuation allowance recorded and percentage depletion.  For the three months ended September 30, 2008, we recorded no tax benefit based on the conclusion that the benefit of the expected 2008 net operating loss is not more likely than not to be realized.  The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.”  As of September 30, 2008, we had a $34.2 million valuation allowance against gross deferred tax assets.   Our effective tax rate for the three months ended September 30, 2007 was 29%.  Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Nine Months Ended September 30, 2008 Compared with the Nine Months Ended September 30, 2007

The following tables show selected operating results for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 (in thousands except per ton amounts).

	Nine Months Ended September 30
	2008		2007		Percentage
	Total	Per Ton	Total	Per Ton	Change
Volume shipped (tons)	8,591		9,135		-6%
Revenues
Coal sales	$427,733	49.79	$388,959	42.58	10%
Synfuel handling	-		5,464
Cost of coal sold	393,470	45.80	355,295	38.89	11%
Gain on curtailment of penson plan	-	-	(6,091)	(0.67)
Depreciation, depletion and amortization	52,000	6.05	54,621	5.98	-5%
Gross profit (loss)	(17,737)	(2.06)	(9,402)	(1.03)	89%
Selling, general and administrative	25,123	2.92	23,225	2.54	8%

Volume and Revenues by Segment

	Nine Months Ended September 30,
	2008		2007

	CAPP	Midwest	CAPP	Midwest

Volume (tons)	6,290	2,301	6,775	2,360

Coal sales revenue	$353,388	74,345	320,960	67,999

Average sales price per ton	$56.18	32.31	47.37	28.81

Coal sales revenue for the nine months ended September 30 increased from $389.0 million in 2007 to $427.7 million in 2008. This increase was due to an increase in the average sales price per ton in both the CAPP and Midwest regions, partially offset by a decrease in the volume of tons shipped.

For the nine months ended September 30, 2008, the CAPP region sold approximately 3.2 million tons of coal under long-term contracts (52% of total CAPP sales volume) at an average selling price of $50.65 per ton. For the nine months ended September 30, 2007, the CAPP region sold approximately 6.0 million tons of coal under long-term contracts (89% of total CAPP sales volume) at an average selling price of $46.22 per ton. For the nine months ended September 30, 2008, the CAPP region sold 3.1 million tons of coal (48% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $62.01 per ton. For the nine months ended September 30, 2007, the CAPP region sold 777,000 tons of coal (11% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $56.43 per ton.

The Midwest region’s sales of coal were under long term contracts for both the 2008 and 2007 periods.  For the nine months ended September 30, 2008, the Midwest region sold 2.3 million tons at an average sales price of $32.31.  For the nine months ended September 30, 2007, the Midwest region sold 2.4 million tons at an average sales price of $28.81.

Operating Costs by Segment

	2008			2007

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$322,549	70,921	-	299,801	55,494	-

Per ton	51.28	30.82	-	44.25	23.51	-

Depreciation, depletion and amortization	41,087	10,848	65	43,062	11,456	103

Per ton	6.53	4.71	-	6.36	4.85	-

Cost of Coal Sold

For the nine months ended September 30, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $355.3 million in 2007 to $393.5 million in 2008.  Our cost per ton of coal sold in the CAPP region increased from $44.25 per ton in the 2007 period to $51.28 per ton in the 2008 period.  This $7.03 increase in cost per ton of coal sold was primarily the result of increased regulatory scrutiny, adverse geological conditions, a tight labor market and rising commodity prices including diesel fuel and steel.  As a result of these factors the Company’s labor and benefit costs increased by $1.59 per ton and variable costs increased $1.64 per ton.  Our sales related costs resulted in an additional $1.24 per ton increase due to the increase in our average sales prices.  We also had a $1.25 per ton increase in costs due to a lower amount of purchased coal in 2008 as compared to 2007.   For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest increased $7.31 per ton to $30.82 per ton in the 2008 period.  The increase in cost per ton of coal sold was primarily due to an increase of $4.85 per ton in variable costs.  The increase in the variable costs was due to increased costs for diesel fuel and explosives. Our labor and benefit costs and trucking costs also increased $0.58 and $0.60 per ton, respectively.  The increase in labor costs was due to an increase in wages as compared to prior year and trucking costs increased due to an increase in rates.

Depreciation, depletion and amortization

For the nine months ended September 30, depreciation, depletion and amortization decreased from $54.6 million in 2007 to $52.0 million in 2008.  In the CAPP region, depreciation, depletion and amortization decreased $2.0 million to $41.1 million or $6.53 per ton.  This decrease was primarily due to a drop in the depreciable assets base due to certain assets that became fully depreciated in May 2007.  In the Midwest, depreciation, depletion and amortization decreased $0.6 million to $10.8 million or $4.71 per ton.

Selling, general and administrative

Selling, general and administrative expenses increased from $23.2 million for the nine months ended June 30, 2007 to $25.1 million for the nine months ended September 30, 2008.  The increase was primarily due to increases in bank service charges, property taxes and employee stock compensation.

Income Taxes

Our effective income tax rate is impacted primarily by the amount of the valuation allowance recorded and percentage depletion.  For the nine months ended September 30, 2008, we recorded no tax benefit based on the conclusion that the benefit of the expected 2008 net operating loss is not more likely than not to be realized.  The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.”  As of September 30, 2008, we had a $34.2 million valuation allowance against gross deferred tax assets.   Our effective tax rate for the nine months ended September 30, 2007 was 28%.  Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Liquidity and Capital Resources

The following chart reflects the components of our debt as of September 30, 2008 and December 31, 2007 (amounts in 000’s):

	September 30, 2008	December 31, 2007
Senior Notes	$150,000	$150,000
Term Facility (a)	16,775	38,800
Revolver (a)	13,000	-
Total long-term debt	179,775	188,800
Less amounts classified as current (a)	29,775	1,600
Total long-term debt, less current maturities	$150,000	$187,200

(a)
As of September 30, 2008, we have classified the balances of the Term Facility and the Revolver as current portion of long term debt.  As discussed below, the outstanding balance of the Term Facility was repaid in full in October 2008.

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

In 2007, we entered into a $35.0 million Revolving Credit Agreement (the Revolver) and a Term Credit Agreement (collectively the Facilities). The Term Credit Agreement consists of a term facility (the Term Facility) and a $60.0 million letter of credit facility (the Letter of Credit Facility).  The Letter of Credit Facility does not constitute a loan to the Company and accordingly is not available for borrowing by the Company.  The Letter of Credit Facility supports the issuance of up to $60 million of letters of credit by the Company.  As discussed below, the Company repaid the outstanding balance of the Term Facility in October 2008.  In May 2008, we entered into the Third Amendment to the Term Credit Agreement and the Second Amendment to the Revolving Credit Agreement and in November 2008, we entered into the Fourth Amendment to the Term Credit Agreement and the Third Amendment to the Revolving Credit Agreement (collectively the Credit Amendments).  The Credit Amendments waived defaults under the Facilities as of March 31, 2008 and September 30, 2008, respectively, prospectively waived or modified certain existing financial covenants under the Facilities, increased the fee on the unused portion of Revolver to 0.75% and increased the usage rates of the Letter of Credit Facility by amounts ranging from 3.0% to 7.0% at designated periods from October 1, 2008 to the Letter of Credit Facility’s maturity date.  We expensed approximately $4.9 million of the costs associated with the Credit Amendments and included these in charges associated with amendments and repayment of debt in the Company’s condensed consolidated financials statements for the nine months ended September 30, 2008 ($2.2 million of these costs were unpaid as of September 30, 2008 and will be paid in the fourth quarter of 2008).   We also had $2.9 million of fees in connection with the November 2008 amendments that are due in the fourth quarter of 2008 and a supplemental amendment fee of $5.5 million that is due in February 2009.  The fees associated with the November 2008 credit amendments will be expensed in the fourth quarter of 2008.  Additionally, in connection with the repayment of the Term Facility during 2008, we wrote off $2.4 million of capitalized financing costs.

The following is a summary of significant terms of the Facilities, as amended, as of September 30, 2008.

	Revolver	Term Facility	Letter of Credit Facility
Maturity	February 2012	February 2013	February 2013
Interest/Usage Rate	Company’s option of Base Rate(a) plus 1.75% or LIBOR plus 2.75% per annum	Company’s option of Base Rate(a) plus 4.50% or LIBOR plus 5.50% per annum	5.50% per annum (c)
Maximum Availability	Lesser of $35.0 million and the borrowing base (b)	$16.8 million outstanding as of September 30, 2008. The outstanding balance of the Term Facility was repaid in October 2008 and no amounts remain available for borrowing.	$60.0 million
Periodic Principal Payments	None	The outstanding balance of the Term Facility was repaid in October 2008.	Not applicable

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 0.5%, and (2) the prime rate.
(b)
The Revolver’s borrowing base is the sum of up to 85% of the eligible accounts receivable plus the lesser of (1) up to 60% of eligible inventory and (2) up to 85% of the net orderly liquidation value of eligible inventory; minus reserve from time to time set by administrative agent.  Amount available is also subject to a minimum liquidity covenant.

(c)
In connection with the credit amendment that was completed in November 2008 (see above), the usage rate on the Letter of Credit Facility was raised to 7.5% effective, October 1, 2008; 10.0%, effective January 1, 2009; and 12.5% effective April 1, 2009 to the Letter of Credit Facility’s maturity date.

The Revolver provides that we can use up to $10.0 million of the Revolver availability to issue letters of credit. The Revolver provides for a 2.75% fee on any outstanding letters of credit issued under the Revolver and a 0.75% fee on the unused portion of the Revolver. The Facilities require certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Facilities include financial covenants that require us to maintain a minimum EBITDA and a maximum leverage ratio and limit capital expenditures, each as defined by the agreement. The Facilities are secured by substantially all of our assets.

As of September 30, 2008, $15.0 million of the Revolver was available to us.  We are required to maintain minimum liquidity as defined under our credit agreements of $10 million.  As a result of the Credit Amendments, we were in compliance with all of the financial covenants under the Facilities and Senior Notes as of September 30, 2008.  We cannot assure you that we will remain in compliance in subsequent periods.  If necessary, we will consider seeking a waiver or other alternatives to remain in compliance with the covenants.  For more detail regarding the covenants under the Facilities, see Part II - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.”  The Facilities are secured by substantially all of our assets.

During the fourth quarter of 2007 and the first quarter of 2008, we raised a total of approximately $82.4 million through the issuances of common shares.  As required by the Term Facility, we offered a portion of the proceeds from the issuance of the common shares in excess of $40 million to the holders of the Term Facility to redeem amounts outstanding.  In April 2008, the mandatory tender offer was accepted by the holders of the Term Facility and the Company repaid $21.3 million on the Term Facility.  During the third quarter of 2008, we raised approximately $43.9 million through the issuance of common shares.  As required by the Term Facility and Letter of Credit Facility, we offered a portion of the proceeds from the issuance of the common shares to the holders of the Term Facility and Letter of Credit Facility to redeem amounts outstanding.  In October 2008, the mandatory tender offer was accepted by the holders of the Term Facility and Letter of Credit Facility and we repaid the outstanding balance of $16.8 million on the Term Facility and used $5.2 million of our cash to secure letters of credit under the Letter of Credit Facility.

In July 2008, we closed a transaction under an Asset Purchase Agreement to acquire certain coal reserves and permits from Cheyenne Resources, Inc.  The acquired assets include approximately 10.2 million tons of proven and probable surface reserves and 3.6 million tons of proven and probable underground reserves, plus additional surface resources.  The purchase price for the acquisition was $36 million, comprised of $16 million in cash at closing, a short term promissory note for $4 million that was paid in full September 2008 and 387,973 shares of newly issued common stock of the Company, valued at $16 million (shares valued based on the most recent closing price prior to closing).

At September 30, 2008, we had liquidity of approximately $60.1 million, consisting of $45.1 million of cash and cash equivalents and $15.0 million available under the Revolver.  We are required to maintain minimum liquidity as defined under our credit agreements of $10 million.  Our available liquidity was reduced by $24.2 million in early October 2008 as a result of the repayment of the Term Facility and funding of the Letter of Credit Facility and the payment of accrued interest and financing fees.  As a result of the availability under our Revolver, the sale of common stock in 2007 and 2008, and cash from our operations, we expect to have adequate liquidity to operate our business throughout 2008.

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

Net cash from operating activities reflects net loss adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash provided by operating activities was $13.1 million for the nine months ended September 30, 2008, and net cash provided by operating activities was $4.4 million for the nine months ended September 30, 2007.  Our net loss increased from $35.6 million in the nine months ended September 30, 2007 to $62.4 million in the nine months ended September 30, 2008.  In reconciling our net loss to cash provided by operating activities, $61.0 million was added for non cash charges during the nine months ended September 30, 2008 as compared to $43.2 million during the nine months ended September 30, 2007.  During the nine months ended September 30, 2008, our net loss, as adjusted for non cash charges, was increased by a $14.5 million increase in cash from our operating assets and liabilities.  The $14.5 million change in our operating assets and liabilities for the nine months ended September 30, 2008, includes a $5.7 million decrease in accounts receivable, a $6.0 million increase in accounts payables and a $6.3 million increase in other current liabilities.  During the nine months ended September 30, 2007, our net loss, as adjusted for non cash charges, was offset by a $3.3 million decrease in cash from our operating assets and liabilities.

Net cash used in investing activities increased by $21.5 million to $58.4 million for the nine months ended September 30, 2008 as compared to the same period in 2007.  The capital expenditures for the nine months ended September 30, 2008 were $39.5 million, excluding $20.0 million paid by the Company for a mineral rights acquisition during the third quarter 2008, as compared to $36.9 million for the three months ended September 30, 2007.  The remaining capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations.

Net cash provided by financing activities was $85.0 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2008 our primary financing activities were the receipt of $94.0 million of net proceeds from the issuance of our common stock, net borrowings of $13.0 million on our Revolver and the repayment $22.0 million under our Term Loan.  Net cash provided by financing activities was $31.9 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, we received $40 million of proceeds from the Term Loan and had $15.0 million of net borrowings on our Revolver. These cash inflows were offset by a $17.5 million repayment of our prior revolver, $4.6 million of costs associated with the Senior Secured Credit Facilities and $1.1 million of other debt repayments.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through September 30, 2008, we estimate that, as of September 30, 2008, we controlled approximately 230.2 million tons of proven and probable coal reserves in the CAPP region and 42.5 millions tons in the Midwest region.  The following table provides additional information regarding changes to our reserves since December 31, 2007 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2007 (1)	225.3	42.6	267.9
Coal Extracted	(6.1)	(2.3)	(8.4)
Acquisitions (2)	17.9	2.1	20.0
Divesture (3)	(0.7)	-	(0.7)
Adjustments (4)	(1.0)	0.1	(0.9)
Proven and Probable Reserves, as of September 30, 2008 (1)	235.4	42.5	277.9

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

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force No. 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Our unvested restricted stock awards are considered “participating securities” because they contain non-forfeitable rights to dividends. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are currently evaluating the impact of FSP EITF 03-6-1 on our consolidated financial statements and will adopt FSP EITF 03-6-1 effective January 1, 2009.

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

Trends In Our Business

Recently, demand has increased for coal which has led to a rise in coal prices as compared to the previous year.  This increase in demand and prices has been driven primarily by an increase in coal exports driven by low worldwide coal inventory.  Near-term, the threat of a global economic slowdown has driven spot coal prices lower.  Long-term, we believe that the demand for coal worldwide will continue to be strong as supply challenges will continue.  We also believe that in the United States that coal will continue to be one of the most economical energy sources.   A number of factors beyond our control impact coal prices, including:

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

Our business is very sensitive to changes in supply and demand for coal and we carefully manage our mines to maximize operating results.  Events beyond our control could impact our profit margins.

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At September 30, 2008, we had $104.6 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $59.9 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $4.4 million. Recently, surety bond costs have increased and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations.  At September 30, 2008, we had $59.9 million of letters of credit outstanding.  The letters of credits were issued under our Letter of Credit Facility.  In addition, we may use up to $10 million of our $35 million Revolver for the issuance of additional letters of credit, if necessary.

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

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 6.0% at December 31, 2007.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 6.0% to 5.5%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $1.6 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of September 30, 2008 was $55.4 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 6.5% at December 31, 2007. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 6.5% to 6.0%, all other things being equal, the present value of our black lung obligation would increase by approximately $1.4 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of September 30, 2008 was $25.6 million.

Defined Benefit Pension

During 2007, we froze our pension plan benefit accruals for all employees covered under its non-contributory defined benefit pension plan, resulting in a curtailment gain of $6.1 million.  We have valued the pension obligation to reflect the impact of the curtailment.  The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate, future rate of increase in compensation levels and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments. At December 31, 2007, the discount rate used to determine the obligation was 5.80%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.80% to 5.30%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $4.9 million.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the periods ended September 30, 2008. Significant changes to these rates would introduce volatility to our pension expense.  Our accrued pension obligation as of September 30, 2008 was $4.2 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our asset retirement obligation liabilities consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. US GAAP requires that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is based on interest rates of bonds with maturities similar to the estimated future cash flow. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under US GAAP, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. US GAAP recognizes that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of September 30, 2008 was $40.4 million.

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

We recorded no tax benefit for the three and nine months ended September 30, 2008, based on the conclusion that the benefit of the expected 2008 net operating loss is not more likely than not to be realized.  As of September 30, 2008, the Company had recorded a $34.2 million valuation allowance against its gross deferred tax assets.

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

Other Supplemental Information

SEC Comment Letter

On July 31, 2008, we received comments from the Staff of the Securities and Exchange Commission (the “SEC”) with respect to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 6, 2008, our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on April 29, 2008, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008.  The Staff’s comments inquired about certain of our disclosures, suggested some additional disclosures and solicited supplemental information.   The comments included requests for additional disclosure regarding our impairment analysis of long-lived assets in light of recent operating performance and for additional information supporting our conclusion that a $1.3 million deferred income tax benefit adjustment which was recorded in 2006, but related to 2005, was neither quantitatively nor qualitatively material to our financial statements taken as a whole.  We submitted our responses to the Staff’s comments on August 7, 2008.  We believe that the disclosures and financial statements in these filings comply in all material respects with applicable SEC regulations and that our financial statements were prepared in accordance with generally accepted accounting principles.  The ultimate resolution of the Staff’s comments, however, could require changes to our disclosures and financial statements through amendments to the filings under review or future filings.

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

The leverage ratio is calculated as the Company’s Senior Funded Indebtedness divided by annualized adjusted EBITDA as calculated below.  The Senior Funded Indebtedness as of September 30, 2008 is $89.8 million and includes the amounts outstanding under our revolver, amounts of the letters of credit available to be issued under our letter of credit facility and the amounts outstanding on the term loan as of September 30, 2008.

	Nine months ended
	September 30	September 30
	2008	2007

Net loss	$(62,406)	(35,564)
Income tax benefit	-	(13,620)
Interest expense	13,700	14,910
Interest income	(317)	(403)
Depreciation, depletion, and amortization	52,000	54,621
EBITDA (before adjustments)	$2,977	19,944
Other adjustments specified
in our current debt agreement:
Gain on curtailment of pension plan	-	(6,091)
Charges associated with repayment and amendment of debt	7,236	2,421
Other adjustments	7,561	6,695
Adjusted EBITDA	$17,774	22,969

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our $150 million Senior Notes have a fixed interest rate and are not sensitive to changes in the general level of interest rates.  Our Revolver and Term Facility have floating interest rates based on our option of either the base rate or LIBOR rate.  As of September 30, 2008, we had $13.0 million in borrowing outstanding under the Revolver and $16.8 million outstanding under the Term Facility.  We currently do not use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver and Term Facilities.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments.  The percentage of our sales pursuant to long-term contracts was approximately 56% for the nine months ended September 30, 2008.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived 74% of our total revenues (contract and spot) for the nine months ended September 30, 2008 and 86% of our total revenues in 2007, from our electric utility customers. Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities). All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

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

Prior to placing excess fill material in valleys in connection with surface mining operations, coal mining companies are required to obtain a permit from the U.S. Army Corps of Engineers (Corps) under Section 404 of the Clean Water Act. The permit can be either a simplified Nation Wide Permit #21 (NWP 21) or a more complicated individual permit. Litigation respecting the validity of the NWP 21 permit program as currently administered has been ongoing for several years. On March 23, 2007, U.S. District Judge Robert Chambers of the Southern District of West Virginia struck down several 404 permits that had been issued by the Corps and found that the Corps’ decisions to issue such permits did not conform to the requirements of the Clean Water Act or the National Environmental Policy Act because the Corps failed to do a full assessment of all of the impacts of eliminating headwater streams. This ruling is presently on appeal to the 4th Circuit Court of Appeals and oral arguments were heard in September 2008. The lower court ruling applied only to the permits at issue in the case before Judge Chambers and has precedence only with respect to certain counties in southern West Virginia (where we do not now operate). However, the matters at issue in that case are likely to be litigated in the future in jurisdictions in which we do operate and a ruling for the plaintiffs in that litigation or the NWP 21 litigation could have an adverse impact on our planned surface mining operations.

In January 2005, a virtually identical claim to that filed in West Virginia was filed in Kentucky. The plaintiffs in this case, Kentucky Riverkeepers, Inc., et al. v. Colonel Robert A. Rowlette, Jr., et al., Civil Action No 05-CV-36-JBC, seek the same relief as that sought in West Virginia. The court heard oral arguments on plaintiffs’ preliminary injunction motion and/or motion for summary judgment in late 2005 and those motions were denied as moot as the 2002 NWP being challenged had expired before a decision was rendered in the case.  The presiding judge has allowed the plaintiffs to renew the challenge against the 2007 permits and the case continues to move forward. A ruling for the plaintiffs in this matter could have an adverse impact on our planned surface mining operations.

We have significant reclamation and mine closure obligations. If the assumptions underlying our accruals are materially inaccurate, we could be required to expend greater amounts than anticipated.

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Under U.S. generally accepted accounting principles we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. Specifically, the fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At September 30, 2008, we had accrued $40.4 million related to estimated mine reclamation costs. These amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

We have experienced operating losses and net losses for the nine months ended September 30, 2008 and in the years ended December 31, 2007, 2006 and 2005.  Our operating loss and net loss increased in each of these three years.  In order to return to profitability, we must carefully manage our business, including the balance of our long-term and short-term sales contracts and our production costs.  Although we seek to balance our contract mix to achieve optimal revenues over the long term, the market price of coal is affected by many factors that are outside of our control.  Our production costs have increased in recent years, and we expect higher costs to continue for the next several years.  Accordingly, we cannot assure you that we will be able to achieve profitability in the future.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.

For the nine months ended September 30, 2008, we generated approximately 74% of our total revenues from several long-term contracts and spot sales with electrical utilities, including 34% from our largest customer, Georgia Power Company, and 12% from South Carolina Public Service Authority.  At September 30, 2008, we had coal supply agreements with these customers that expire in 2008 to 2011. The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

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

During 2007 and 2008, we were notified by the U.S. Department of Labor, Mine Safety and Health Administration (MSHA) that a potential pattern of violations may exist at four of our mines based upon initial screening and pattern criteria review by MSHA.  Upon receipt of such notifications, we conduct a comprehensive review of the operations at each mine and prepare and submit plans to MSHA designed to enhance employee safety at the mines through better education, training, mining practices, and safety management.   Following implementation of the plans, MSHA conducts a complete inspection of each mine and further evaluates the situation.  MSHA subsequently advised us with respect to each of the mines that a potential pattern of violations no longer continues to exists and that MSHA therefore would take no further action with respect to these matters.  The issuance of a Notice of a Pattern of Violations could have a significant impact on our operations.

Unexpected increases in raw material costs could significantly impair our operating results.

Our coal mining operations use significant amounts of steel, petroleum products and other raw materials in various pieces of mining equipment, supplies and materials, including the roof bolts required by the room and pillar method of mining. Recently and historically, petroleum prices and other commodity prices have been volatile. If the price of steel or other of these materials increase, our operational expenses will increase, which could have a significant negative impact on our operating results.

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

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. As of September 30, 2008, we had outstanding surety bonds with third parties for post-mining reclamation totaling $59.9 million. Furthermore, we have surety bonds for an additional $44.7 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations. Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit or other assurances of payment. However, letters of credit can be significantly more costly to us than surety bonds. The issuance of letters of credit under our senior secured credit facility also reduces amounts that we can borrow under our senior secured credit facility for other purposes. If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may be negatively affected.

We have significant unfunded obligations for long-term employee benefits for which we accrue based upon assumptions, which, if incorrect, could result in us being required to expend greater amounts than anticipated.

We are required by law to provide various long-term employee benefits. We accrue amounts for these obligations based on the present value of expected future costs. We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations. At September 30, 2008, the current and non-current portions of these obligations included $25.6 million for coal workers’ black lung benefits and $55.4 million for workers’ compensation benefits.

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

We provided pension benefits to eligible employees through September 30, 2007, at which time we froze the plan. As of September 30, 2008, we estimated that our obligation under the pension plan was underfunded by approximately $4.2 million. If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated. The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. We have not assessed the impact on future pension plan contributions or future Plan expense as a result of recent market fluctuations.

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

We were not in compliance with the minimum Adjusted EBITDA and Leverage Ratio covenants required by our facilities as of March 31, 2008 and September 30, 2008. We entered into amendments to the facilities that waived the non-compliance as of March 31, 2008 and September 30, 2008, and also modified our minimum Adjusted EBITDA and total Leverage Ratio and maximum limits on capital expenditures covenants for future periods.   As a result of the amendments, we were in compliance with all of the financial covenants under the facilities as of September 30, 2008.  Although we project that we will be in compliance with these covenants through 2008, we cannot assure you that we will remain in compliance with these covenants in 2008 or in subsequent periods.  If necessary, we will consider seeking an additional waiver or other alternatives to remain in compliance with the covenants.

Additional detail regarding the terms of the facilities, including these covenants and the related definitions, can be found in our debt agreements, as amended, that have been filed as exhibits to our SEC filings.

Our debt instruments impose a number of restrictions on us, some of which become more restrictive over time. A failure to comply with these restrictions could adversely affect our ability to borrow under our revolving credit facility or result in an event of default under our debt instruments. Our debt instruments contain financial and other covenants that create limitations on our ability to, among other things, borrow the full amount on our revolver, issue letters of credit under our letter of credit facility or incur additional debt, and require us to maintain various financial ratios and comply with various other financial covenants. These most restrictive covenants include the following:

•
The facilities require that we achieve minimum Adjusted EBITDA (defined in the facilities as “Consolidated EBITDA”).  Adjusted EBITDA is measured at the end of each quarter.  We are required to have minimum Adjusted EBITDA of $5.0 million for the twelve months ended December 31, 2008.  Beginning March 31, 2009 Adjusted EBITDA is calculated on a trailing 12-month basis with Adjusted EBITDA increasing each quarter thereafter.  For the nine months ended September 30, 2008, we had Adjusted EBITDA of $17.8 million.  Adjusted EBITDA is not a recognized term under US GAAP and is not an alternative to net income, operating income or any other performance measures derived in accordance with US GAAP or an alternative to cash flow from operating activities as a measure of operating liquidity.  The most directly comparable US GAAP financial measure is net loss.  For the nine months ended September 30, 2008, we had a net loss of $62.4 million.  Adjusted EBITDA is defined and reconciled to EBITDA and Net Loss under “Reconciliation of Non-GAAP Measures” in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
The facilities require that our Leverage Ratio (as defined in the facilities) not exceed a specified multiple at the end of each quarter.  The Leverage Ratio was waived through December 31, 2008, and is permitted to be 2.2x as of March 31, 2009 and decreases further thereafter.  Leverage Ratio is defined under “Reconciliation of Non-GAAP Measures” in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
The facilities limit the Capital Expenditures (other than Mandated Capital Expenditures) (as both are defined in the facilities) that we may make or agree to make in any fiscal year.  For the fiscal year ended December 31, 2008, we may not make Capital Expenditures in excess of $56.1 million.  For the fiscal year ended December 31, 2009 and each fiscal year thereafter, we may not make Capital Expenditures in excess of $66 million.  The acquisition of mineral rights from Cheyenne Resources in July of 2008 is excluded from Capital Expenditures for purposes of the debt covenants. For the nine months ended September 30, 2008, we made Capital Expenditures of $39.5 million, excluding the acquisition of mineral rights from Cheyenne Resources.

•
The facilities require that our Minimum Liquidity (as defined in the facilities) be no less than a specified amount at the end of each quarter.  We were required to have Minimum Liquidity of $10.0 million.  As of September 30, 2008, our Minimum Liquidity was in excess of $40 million.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed herewith:	Exhibit
Fourth Amendment to Term Credit Agreement dated as of November 5, 2008	10.23
Third Amendment to Revolving Credit Agreement dated as of November 5, 2008	10.24
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1
Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2

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

November 6, 2008