Form 10-K
period 2008-12-31
James River Coal CO
filed 2009-02-27
CIK 1297720

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File Number
December 31, 2008	000-51129

JAMES RIVER COAL COMPANY
(Exact name of registrant as specified in its charter)

Virginia	54-1602012
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

901 E. Byrd Street, Suite 1600
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (804) 780-3000

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.01 per share Series A Participating Cumulative Preferred Stock Purchase Rights
Name of each exchange on which registered:	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:	None

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐             No    ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing sale price of Common Stock, par value $0.01 per share, on June 30, 2008 as reported on the Nasdaq Global Market, was approximately $1,090,000,000 (affiliates being, for these purposes only, directors, executive officers and holders of more than 10% of the registrant’s Common Stock).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    ☒             No    ☐
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of February 15, 2009 was 27,393,493.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference into Part III of this Annual Report on Form 10-K.

JAMES RIVER COAL COMPANY

i

PART I

Available Information

The Company’s website address is http://www.jamesrivercoal.com.  The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after filing or furnishing the material to the SEC.   You may read and copy documents the Company files at the SEC’s public reference room at 100 F Street, NE, Washington, D.C., 20549.   Please call the SEC at 1-800-SEC-0330 for information on the public reference room.   The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC.   The SEC’s website is http://www.sec.gov.

Item 1.       Business

General Business

Overview

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana.  As of December 31, 2008, our six mining complexes included 17 underground mines, 14 surface mines and ten preparation plants, five of which have integrated rail loadout facilities and three of which use a common loadout facility at a separate location.  As of December 31, 2008, we believe that we controlled approximately 277.1 million tons of proven and probable coal reserves.  At current production levels, we believe these reserves would support greater than 24 years of production.

In 2008, we produced 11.1 million tons of coal (including 0.2 million tons of coal produced in our mines that are operated by contract mine operators) and we purchased another 0.2 million tons for resale.  Of the 10.9 million tons we produced from Company-operated mines, approximately 66% came from underground mines, while the remaining 34% came from surface mines.  In 2008, we generated revenues of $568.5 million and had a net loss of $96.0 million.  Approximately 81% of our 2008 revenues were generated from coal sales to electric utility companies and 19% came from coal sales to industrial and other companies.  In 2008, Georgia Power Company and South Carolina Public Service Authority were our largest customers, representing approximately 36% and 12% of our revenues, respectively.  No other customer accounted for more than 10% of our revenues.

The coal that we sell is obtained from three sources:  our Company-operated mines, mines that are operated by independent contract mine operators, and other third parties from whom we purchase coal for resale.  Contract mining and coal purchased from other third parties provide flexibility to increase or decrease production based on market conditions.  The table below reflects the amount and percentage of coal obtained from those sources in 2008:

	Tons (000)	Percentage of total coal obtained by the Company
Coal produced from Company-operated mines	10,872	95.8%
Coal obtained from mines operated by independent contractors	240	2.1%
Coal purchased from other third parties	243	2.1%
	11,355	100%

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

The coal face is cut with continuous mining machines and the coal is transported from the continuous mining machine to the mine conveyor belts using either a continuous haulage system, shuttle cars or ram cars.  The mine conveyor system consists of a series of conveyor belts, which transport the coal from the active face areas to the surface.  Once on the surface, the coal is transported to the preparation plants where it is processed to remove any impurities.  The coal is then transported to the clean coal stockpiles or silos from which it is loaded for shipment to our customers.  Reserve recovery, a measure of the percentage of the total coal in place that is ultimately produced, using this method of mining typically depends on the shape of the reserve, the amount of low-cover areas, and the geological characteristics of the reserve body.

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

As of December 31, 2008, we had 14 surface mines including two contract operated surface mines.

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

As of December 31, 2008, we had 15 Company-operated underground mines in operation, of which 12 were drift mines, and the remaining three were below-drainage mines.  We also had 2 contract operated underground mines.

Mining Operations

Our coal production is conducted through five mining complexes in the Central Appalachia Region and one mining complex in the Midwest Region.  We generally do not own the land on which we conduct our mining operations.  Rather, our coal reserves are controlled pursuant to leases from third party landowners.  We believe that greater than 95% and 90% of our coal reserves in the Central Appalachia Region and Midwest Region, respectively, are controlled pursuant to leases from third party landowners.  These leases typically convey mining rights to the coal producer in exchange for a per ton fee or royalty payment of a percentage of the gross sales price to the lessor.  The average royalties for coal reserves from our producing properties were approximately 8.6% and 2.8% of produced coal revenue for the year ended December 31, 2008 in the Central Appalachia Region and the Midwest Region, respectively.

All of our operations are located on or near public highways and receive electrical power from commercially available sources.  Existing facilities and equipment are maintained in good working condition and are continuously updated through capital expenditure investments.

The following table provides summary information on our mining complexes as of December 31, 2008:

	Number and Type of Mines				Quality of Shipments for the year ended 2008
Mining Complex	Underground	Surface (S) and Highwall (HW)	Total	Tons Shipped (000’s)	Average Sulfur Content	Average Ash Content	Average BTU Content
Central Appalachia
Bell County Coal Corporation	2	-	2	760	1.6	9.3	12,771
Bledsoe Coal Corporation	4	1S/1HW (1)	5	2,266	1.4	11.2	12,254
Blue Diamond Coal Corporation	3	2S/1HW (1)	5	1,903	0.9	9.0	12,807
Leeco, Inc.	1	2S /1HW (1)	3	1,253	0.8	10.3	12,715
McCoy Elkhorn Coal Corporation	6	2S	8	2,088	1.6	9.2	12,723

Midwest
Triad Mining, Inc	1	7S	8	3,105	2.8	8.8	11,284

(1) Highwall Miner operated in conjunction with surface mining.

The following summarizes additional information concerning each of our six mining complexes:

Bell County.  The Bell County complex is located in Bell County in eastern Kentucky, and consists of two Company-operated underground mines.  We use room and pillar mining to mine the Buckeye Springs and Garmedia seams of coal.  Coal is processed at our preparation plant and loaded into railcars via an integrated four-hour unit train loadout that is serviced by both the CSX and Norfolk Southern railroads.  As of December 31, 2008, we employed 124 mining and support personnel at this complex.

Bledsoe.  The Bledsoe complex is located in Leslie and Harlan counties in eastern Kentucky, and consists of four Company-operated underground mines and one Company-operated surface mine with a contractor operated highwall miner.  We use room and pillar mining to mine the Hazard #4 seam of coal at this complex for our underground mine, and our surface mines use the contour method and/or the highwall mining method to mine Hazard Seams #7, #10, #11 and #12.  Coal is processed at one of two preparation plants and loaded into railcars at a separate location via a four-hour unit train loadout on the CSX railroad.  As of December 31, 2008, we employed 358 mining and support personnel at this complex.

Blue Diamond.  The Blue Diamond complex is located in Leslie, Perry and Letcher counties in eastern Kentucky, and consists of three Company-operated underground mines, one Company-operated surface mines and one contractor-operated surface mine with a contractor operated highwall miner.  Our Company-operated underground mines use room and pillar mining to mine the Hazard #4.  The surface mines use the contour method and/or the highwall mining method to mine the #9, #5A, and #7 seams and our contract mine operator uses the same method to mine the Leatherwood seam.  Coal is processed at our preparation plant, and loaded into railcars via an integrated four-hour unit train loadout on the CSX railroad.  As of December 31, 2008, we employed 299 mining and support personnel at this complex.

Leeco.  The Leeco complex is located in Knott and Perry counties in eastern Kentucky, and consists of one Company-operated underground mine and two Company-operated surface mine, one of which is operated with a highwall miner.  Our underground mine uses room and pillar mining to mine the Amburgy seam of coal and our surface mine uses the contour and highwall mining methods to mine the Hazard #8 and #9 seams.  Coal is processed at our preparation plant and loaded into railcars via an integrated four-hour unit train loadout on the CSX railroad.  As of December 31, 2008, we employed 254 mining and support personnel at this complex.

McCoy Elkhorn.  The McCoy Elkhorn complex is located in Pike and Floyd counties in eastern Kentucky, and consists of five Company-operated underground mines, one contractor operated underground mine, one Company-operated surface mine and one contractor operated surface mine.  We use room and pillar mining to mine the Millard, Elkhorn #2, Elkhorn #3, and Pond Creek seams of coal.  Coal is processed at one of our two preparation plants and loaded into railcars via integrated four-hour unit train loadouts on the CSX railroad.  As of December 31, 2008, we employed 367 mining and support personnel at this complex.

Triad.  The Triad complex is located in Pike and Knox counties in southern Indiana and consists of seven surface mines and one underground mine, all of which we operate.  We use room and pillar mining to mine the Springfield seam of coal, and use the surface mine  method to mine multiple seams, including the Danville, Millersburg, Hymera, Bucktown and Springfield seams.  Coal is processed at one of three active preparation plants and loaded into trucks for delivery to the customer or by rail at our Switz City loadout.  The Switz City loadout is serviced by Indiana Railroad and the Indiana Southern Railroad.  As of December 31, 2008, we employed approximately 282 mining and support personnel at this complex.

Contract mining represented approximately 2.1% of our coal production in the year ended December 31, 2008. Each mining complex monitors its contract mining operations and provides geological and engineering assistance to the contract mine operators.  The contract mine operators generally provide their own equipment and operate the mines using their employees.  Independent contract mine operators are paid a fixed rate for each ton of saleable product.  We are primarily responsible for the reclamation activities involved with all contractor-operated mines.  Contractors that operate surface mines, however, typically are contractually obligated to perform, on our behalf, the reclamation activities associated with the mines they operate.  Our relationships with contract mine operators typically can be cancelled by either party without penalty by giving between 30 and 60 days notice.

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

MM&A has not conducted a coal reserve study on our December 31, 2008 reserve estimate.  We continue to have an ongoing mineral development drilling and exploration program on our coal properties and plan to update our third party reserve study from time to time.  Any future negative changes in our reserves could have a material adverse impact on our depreciation, depletion and amortization expense.  A material adverse impact could also lead to a charge for impairment of the value of our coal property assets.

As of December 31, 2008, we estimated that we controlled approximately 235.1 million tons of proven and probable coal reserves in Central Appalachia and 42.0 millions tons of proven and probable coal reserves in the Midwest.

Reserves for these purposes are defined by SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  The reserve estimates have been prepared using industry-standard methodology to provide reasonable assurance that the reserves are recoverable, considering technical, economic and legal limitations.  Although the MM&A studies found our reserves to be reasonable (notwithstanding unforeseen geological, market, labor or regulatory issues that may affect the operations), MM&A’s did not include an economic feasibility study of our reserves.  In accordance with standard industry practice, we have performed our own economic feasibility analysis for our reserves.  It is not generally considered to be practical, however, nor is it standard industry practice, to perform a feasibility study for a company’s entire reserve portfolio.  In addition, MM&A did not independently verify our control of our properties, and has relied solely on property information supplied by us.  Reserve acreage, average seam thickness, average seam density and average mine and wash recovery percentages were verified by MM&A to prepare a reserve tonnage estimate for each reserve.  There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves as discussed in “Critical Accounting Estimates – Coal Reserves”.

The following table provides information on our mining complexes.  Except as noted, the reserve and quality information is based on the MM&A studies:

	Proven & Probable Reserves (1) (millions of tons)			Approximate Overall Reserve Quality (2), (3)
Mining Complex	As of Most Recent MM&A Studies (3)	As of December 31, 2008 (4)	Estimated Years of Reserve Life Based on 2008 Production Levels	Ash Content (%)	Sulfur Content (%)	Heat Value (Btu/lb.)
Central Appalachia
Bell County	12.5	10.7	17.1	5.1	1.0	13,500

Bledsoe	59.1	55.6	25.0	7.8	1.2	13,000

Blue Diamond	66.2	79.9	43.2	4.7	1.1	13,700

Leeco	35.7	54.2	43.9	7.0	1.2	13,200

McCoy Elkhorn	33.8	34.7	17.0	5.7	1.6	13,300

Total/Average	207.3	235.1	29.2	6.3	1.3	13,300

Midwest
Triad	33.4	42.0	13.5	8.8	3.2	12,000

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

(4)
Represents the Company’s estimate of reserves at December 31, 2008 based on additional information or reserves obtained from exploration and acquisition activities, production activities or discovery of new geologic information.  We calculated the adjustments to the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these December 31, 2008 estimates have not been reviewed by MM&A.

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

Customers and Coal Contracts

As is customary in the coal industry, we regularly enter into long-term contracts (which we define as contracts with terms of one year or longer) with many of our customers.  These arrangements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices.  In 2008, we generated approximately 57% of our total revenues from long-term contracts to sell coal to electric utilities.

For the year ended December 31, 2008, Georgia Power Company (36%) and South Carolina Public Service Authority (12%) were our largest customers by revenues.  No other customer accounted for more than 10% of revenues.

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

Competition

The U.S. coal industry is highly competitive, with numerous producers in all coal producing regions.  We compete against various large producers and hundreds of small producers.  According to the U.S. Department of Energy, the largest producer produced approximately 16.8% (based on tonnage produced) of the total United States production in 2007, the latest year for which government statistics are available.  The U.S. Department of Energy also reported 1,374 active coal mines in the United States in 2007.  Demand for our coal by our principal customers is affected by:

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

Employees

At December 31, 2008, we had 1,751 employees.   None of our employees are currently represented by collective bargaining agreements.  Relations with our employees are generally good.

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

While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. We estimate that we will make expenditures of approximately $10.0 million and $0.9 million for environmental control facilities and complying with safety regulations in 2009 and 2010, respectively. These costs are in addition to reclamation and mine closing costs and the costs of treating mine water discharge, when necessary. Compliance with these laws has substantially increased the cost of coal mining, but is, in general, a cost common to all domestic coal producers.

Mine Health and Safety Laws

Stringent health and safety standards were imposed by federal legislation when the Federal Coal Mine Safety and Health Act of 1969 was adopted. The Federal Mine Safety and Health Act of 1977, which significantly expanded the enforcement of safety and health standards of the Coal Mine Safety and Health Act of 1969, imposes safety and health standards on all mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The Federal Mine Safety and Health Administration monitors compliance with these federal laws and regulations and can impose under recently enacted regulations maximum penalties of up to $220,000 for certain violations, as well as closure of the mine. In addition, certain portions of the Coal Mine Safety and Health Act of 1969 and the Federal Mine Safety and Health Act of 1977, the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, require payments of benefits to disabled coal miners with black lung disease and to certain survivors of miners who die from black lung disease.

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

Increased scrutiny of coal mining in general and underground coal mining in particular has led to new legislation.   Legislation has been enacted at the state and federal level that creates requirements for maintaining caches of self-contained self-rescuers throughout underground mines; equipping all underground miners with wireless communications devices and tracking devices; and in some cases, installing cable lifelines from the mine portal to all sections of the mine for assistance in emergency escape.  Additionally, new requirements for prompt reporting of accidents and increased fines and penalties for violation of these and other regulations have been enacted.  The Federal Mine Safety and Health Administration issued final regulations in December 2006 that place new or amended requirements on all underground mines relating to the storage and use of self-contained self-rescuers, evacuation training for miners, the installment and maintenance of lifelines and notification of MSHA in the event of an accident.  In addition, new Federal Mine Safety and Health Administration regulations issued in December 2008 include requirements for providing refuge alternatives and improving flame-resistant conveyor belts and other fire protection measures.

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

In addition to the Black Lung Act, we also are liable under various state statutes for black lung claims. To a certain extent, our federal black lung liabilities are reduced by our state liabilities. Our total (federal and state) black lung benefit liabilities, including the current portions, totaled approximately $30.6 million at December 31, 2008. These obligations were unfunded at December 31, 2008.

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

Workers’ Compensation

We are required to compensate employees for work-related injuries. Our accrued workers’ compensation liabilities, including the current portion, were $55.8 million at December 31, 2008. These obligations are unfunded. Our expense for workers’ compensation was $10.8 million and $9.5 million in 2008 and 2007, respectively.  Both the federal government and the states in which we operate consider changes in workers’ compensation laws from time to time. Such changes, if enacted, could adversely affect us.

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

The SMCRA and similar state statutes, among other things, require that mined property be restored in accordance with specified standards and approved reclamation plans. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. The earliest a reclamation bond can be fully released is five years after reclamation has been achieved. All states impose on mine operators the responsibility for repairing or compensating for damage occurring on the surface as a result of mine subsidence, a possible consequence of underground mining. In addition, the Abandoned Mine Reclamation Fund, which is part of the SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore unreclaimed mines closed before 1977. The maximum tax is $0.315 per ton on surface mined coal and $0.135 per ton on coal produced by underground mining.

Statement of Financial Accounting Standards No. 143 (“Statement No. 143”) provides the guidance to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. This statement requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Asset retirement obligations primarily relate to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. At December 31, 2008, we had accrued $41.5 million related to estimated mine reclamation costs. The amounts recorded are dependent upon a number of variables, including the amount and timing of estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rate.

Our future operating results would be adversely affected if these accruals were determined to be insufficient. These obligations are unfunded. The amount that was expensed for the year ended December 31, 2008 was $2.8 million, while the related cash payment for such liability during the same period was $1.1 million.

We also lease some of our coal reserves to third-party operators. Although specific criteria varies from state to state as to what constitutes an “owner” or “controller” relationship, under the federal SMCRA, responsibility for reclamation or remediation, unabated violations, unpaid civil penalties and unpaid reclamation fees of independent contract mine operators can be imputed to other companies which are deemed, according to the regulations, to have “owned” or “controlled” the contract mine operator. Sanctions against the “owner” or “controller” are quite severe and can include being blocked, nationwide, from receiving new permits, or amendments and revisions to existing permits, and revocation, rescission and/or suspension of any permits that have been issued since the time of the violations or, in the case of civil penalties and reclamation fees, since the time such amounts became due.

Clean Air Act

The federal Clean Air Act and similar state laws and regulations, which regulate emissions into the air, affect coal mining and processing operations primarily through permitting and/or emissions control requirements. In addition, the Environmental Protection Agency (the “EPA”) has issued certain, and is considering further, regulations relating to fugitive dust and particulate matter emissions that could restrict our ability to develop new mines or require us to modify our operations. The EPA has adopted stringent National Ambient Air Quality Standards for particulate matter, which may require some states to change existing implementation plans for particulate matter. Because coal mining operations and plants burning coal emit particulate matter, our mining operations and utility customers are likely to be directly affected when the revisions to the National Ambient Air Quality Standards are implemented by the states. Regulations under the Clean Air Act may restrict our ability to develop new mines or could require us to modify our existing operations, and may have a material adverse effect on our financial condition and results of operations.

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

The EPA has also adopted new federal rules intended to reduce the interstate transport of fine particulate matter and ozone through reductions in sulfur dioxides and nitrogen oxides through the eastern United States.  The reductions were to be implemented in stages, some through a market-based cap-and-trade program. Such new regulations would likely require some power plants to install new equipment, at substantial cost, or discourage the use of certain coals containing higher levels of mercury.  The particular rules introduced by the EPA in March 2005 were subsequently struck down by the U.S. Court of Appeals for the D.C. Circuit on July 11, 2008.  On December 23, 2008, the U.S. Court of Appeals for the D.C. Circuit remanded consolidated cases to the EPA without vacatur of the Clean Air Interstate Rule in order that the EPA could remedy flaws in the Rule. The EPA continues to address the issues raised in the Court’s opinions issued on July 11, 2008 and December 23, 2008.  New and proposed reductions in emissions of sulfur dioxides, nitrogen oxides, particulate matter or various greenhouse gases may require the installation of additional costly control technology or the implementation of other measures, including trading of emission allowances and switching to other fuels.

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

Framework Convention On Global Climate Change

The United States and more than 160 other nations are signatories to the 1992 United Nations Framework Convention on Climate Change, commonly known as the Kyoto Protocol, which is intended to reduce or offset emissions of greenhouse gases such as carbon dioxide. In December 1997, the signatories to the convention established a binding set of emissions targets for developed nations. Although the specific emissions targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. The U.S. Senate has not ratified the treaty commitments.  The current administration could support the effort to ratify the treaty. With Russia’s ratification of the Kyoto Protocol in 2004, it became binding on all ratifying countries. The implementation of the Kyoto Protocol in a number of countries, and other emissions limits, such as those adopted by the European Union, could affect demand for coal outside the United States. If the Kyoto Protocol or other comprehensive regulations focusing on greenhouse gas emissions are implemented by the United States, it could have the effect of restricting the use of coal. Other efforts to reduce emissions of greenhouse gases and federal initiatives to encourage the use of coal bed methane gas also may affect the use of coal as an energy source.

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

In addition, the U.S. Army Corps of Engineers imposes stream mitigation requirements on surface mining operations. These regulations require that footage of stream loss be replaced through various mitigation processes, if any ephemeral, intermittent, or perennial streams are impacted due to mining operations. In 2008, the federal Office of Surface Mining Reclamation and Enforcement imposed regulatory requirements applicable to excess spoil placement, including the requirement that operators return as much spoil as possible to the excavation created by the mine. These regulations may also cause us to incur significant additional operating costs.

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

The magnitude of the liability and the cost of complying with environmental laws with respect to particular sites cannot be predicted with certainty due to the lack of specific information available, the potential for new or changed laws and regulations, the development of new remediation technologies, and the uncertainty regarding the timing of remedial work. As a result, we may incur material liabilities or costs related to environmental matters in the future and such environmental liabilities or costs could adversely affect our results and financial condition. In addition, there can be no assurance that changes in laws or regulations would not result in additional costs and affect the manner in which we are required to conduct our operations.

Resource Conservation and Recovery Act

The Resource Conservation and Recovery Act and corresponding state laws and regulations affect coal mining operations by imposing requirements for the treatment, storage and disposal of hazardous wastes. Facilities at which hazardous wastes have been treated, stored or disposed of are subject to corrective action orders issued by the EPA and other potential obligations, which could adversely affect our results of operations or financial condition.

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

We derived 81% of our total revenues (contract and spot) in 2008 and 86% of our total revenues in 2007 from our electric utility customers. Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities). All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

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

Overall economic activity and the associated demands for power by industrial users can have significant effects on overall electricity demand. Downward economic pressures can cause decreased demands for power, by both residential and industrial customers.

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

Our Central Appalachia mines generally ship coal via rail systems. During 2008, we shipped in excess of 95% of our coal from our Central Appalachia mines via CSX. In the Midwest, we shipped approximately 63% of our produced coal by truck and the remainder via rail systems.  Our dependence upon railroads and third party trucking companies impacts our ability to deliver coal to our customers. Disruption of service due to weather-related problems, strikes, lockouts, bottlenecks and other events could temporarily impair our ability to supply coal to our customers, resulting in decreased shipments. Decreased performance levels over longer periods of time could cause our customers to look elsewhere for their fuel needs, negatively affecting our revenues and profitability.

In past years, the major eastern railroads (CSX and Norfolk Southern) have experienced periods of increased overall rail traffic due to an expanding economy and shortages of both equipment and personnel. This increase in traffic could impact our ability to obtain the necessary rail cars to deliver coal to our customers and have an adverse impact on our financial results.

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

The United States and more than 160 other nations are signatories to the 1992 Framework Convention on Global Climate Change, commonly known as the Kyoto Protocol, which is intended to limit or capture emissions of greenhouse gases, such as carbon dioxide. In December 1997, the signatories to the convention established a potentially binding set of emissions targets for developed nations. Although the specific emissions targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. The U.S. Senate has not ratified the treaty commitments.  The current administration could support the effort to ratify the treaty. With Russia’s ratification of the Kyoto Protocol in 2004, it became binding on all ratifying countries. The implementation of the Kyoto Protocol in the United States and other countries, and other emissions limits, such as those adopted by the European Union, could affect demand for coal outside the United States. If the Kyoto Protocol or other comprehensive legislation focusing on greenhouse gas emissions is enacted by the United States, it could have the effect of restricting the use of coal.  Other efforts to reduce emissions of greenhouse gases and federal initiatives to encourage the use of natural gas also may affect the use of coal as an energy source.

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

In recent years, legislation on black lung reform has been introduced but not enacted in Congress and in the Kentucky legislature. It is possible that this legislation will be reintroduced for consideration by Congress. If any of the proposals included in this or similar legislation is passed, the number of claimants who are awarded benefits could significantly increase. Any such changes in black lung legislation, if approved, may adversely affect our business, financial condition and results of operations.

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

In March 2005, the EPA adopted new federal rules intended to reduce the interstate transport of fine particulate matter and ozone through reductions in sulfur dioxides and nitrogen oxides through the eastern United States.  The reductions were to be implemented in stages, some through a market-based cap-and-trade program. Such new regulations would likely require some power plants to install new equipment, at substantial cost, or discourage the use of certain coals containing higher levels of mercury.  The particular rules introduced by the EPA in March 2005 were subsequently struck down by the U.S. Court of Appeals for the D.C. Circuit on July 11, 2008.  On December 23, 2008, the U.S. Court of Appeals for the D.C. Circuit remanded consolidated cases to the EPA without vacatur of the Clean Air Interstate Rule in order that the EPA could remedy flaws in the Rule. The EPA continues to address the issues raised in the Court’s opinions issued on July 11, 2008 and December 23, 2008.  New and proposed reductions in emissions of sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases may require the installation of additional costly control technology or the implementation of other measures, including trading of emission allowances and switching to other fuels.

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

Numerous governmental permits and approvals are required for mining operations. Our operations are principally regulated under permits issued by state regulatory and enforcement agencies pursuant to the federal Surface Mining Control and Reclamation Act (SMCRA).  Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. Requirements imposed by these authorities may be costly and time consuming and may result in delays in the commencement or continuation of exploration or production operations. In addition, we often are required to prepare and present to federal, state and local authorities data pertaining to the effect or impact that proposed exploration for or production of coal might have on the environment. Further, the public may comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, the permits we need may not be issued, or, if issued, may not be issued in a timely fashion, or may involve requirements that restrict our ability to conduct our mining operations or to do so profitably.

Prior to placing excess fill material in valleys in connection with surface mining operations, coal mining companies are required to obtain a permit from the U.S. Army Corps of Engineers (Corps) under Section 404 of the Clean Water Act (404 Permit). The permit can be either a simplified Nation Wide Permit #21 (NWP 21) or a more complicated individual permit. Litigation respecting the validity of the NWP 21 permit program as currently administered has been ongoing for several years. On March 23, 2007, U.S. District Judge Robert Chambers of the Southern District of West Virginia struck down several 404 permits that had been issued by the Corps and found that the Corps’ decisions to issue such permits did not conform to the requirements of the Clean Water Act or the National Environmental Policy Act because the Corps failed to do a full assessment of all of the impacts of eliminating headwater streams. . This ruling was recently reversed on appeal to the 4th Circuit Court of Appeals. While the lower court ruling applied only to the permits at issue in the case before Judge Chambers and thus would have had precedence only with respect to certain counties in southern West Virginia (where we do not now operate), the matters at issue in that case may be litigated in the future in jurisdictions in which we do operate and a ruling for the plaintiffs in such litigation or the NWP 21 litigation could have an adverse impact on our planned surface mining operations.

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

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Under U.S. generally accepted accounting principles we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. Specifically, the fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At December 31, 2008, we had accrued $41.5 million related to estimated mine reclamation costs. These amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

We have experienced operating losses and net losses and in the years ended December 31, 2008, 2007 and 2006.  Our operating loss and net loss increased in each of these three years.  In order to return to profitability, we must carefully manage our business, including the balance of our long-term and short-term sales contracts and our production costs.  Although we seek to balance our contract mix to achieve optimal revenues over the long term, the market price of coal is affected by many factors that are outside of our control.  Our production costs have increased in recent years, and we expect higher costs to continue for the next several years.  Accordingly, we cannot assure you that we will be able to achieve profitability in the future.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.

For 2008, we generated approximately 81% of our total revenues from several long-term contracts and spot sales with electrical utilities, including 36% from our largest customer, Georgia Power Company, and 12% from South Carolina Public Service Authority. At December 31, 2008, we had coal supply agreements with these customers that expire in 2009 to 2011. The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

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

We have implemented a sales plan that includes long-term contracts (one year or greater) and spot sales/short-term contracts (less than one year). We have structured our sales plan based on the assumptions that demand will remain adequate to maintain current shipping levels and that any disruptions in the market will be relatively short-lived. If we are unable to maintain a balance of contract sales with spot sales, or our markets become depressed for an extended period of time, our volumes and margins could decrease, negatively affecting our operating results.

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

Underground coal mining is subject to federal and state laws and regulations relating to safety in underground coal mines and enforcement activities by federal and state regulators.  These laws and regulations, the most significant of which is the federal MINER Act,  include requirements for constructing and maintaining caches for the storage of additional self-contained self rescuers throughout underground mines; installing rescue chambers in underground mines; constant tracking of and communication with personnel in the mines; installing cable lifelines from the mine portal to all sections of the mine to assist in emergency escape; submission and approval of emergency response plans; new and additional safety training; providing refuge alternatives; and improving flame-resistant conveyor belts and other fire protection measures.  In 2007, implementation of the MINER Act continued with new penalty regulations that significantly increased regular penalty amounts and special assessments.  In addition, a new emergency temporary standard was issued relating to mine seal requirements.  During the 2007-2008 Congressional term, additional new federal legislation known as the S-MINER Act was proposed.  Although the bill passed in the House of Representatives by roll call vote, the Senate referred it to the Committee on Health, Education, Labor and Pensions and never voted on the bill.  The outlook for 2009 includes the possibility that the S-MINER Act could be passed which would further increase our cost structure and materially adversely impact our operating performance.  Various states also have enacted their own new laws and regulations addressing many of these same subjects.   These new laws and regulations will cause us to incur substantial additional costs, which will adversely impact our operating performance.

During 2007 and 2008, we were notified by the U.S. Department of Labor, Mine Safety and Health Administration (MSHA) that a potential pattern of violations may exist at four of our mines based upon initial screening and pattern criteria review by MSHA.  Upon receipt of such notifications, we conduct a comprehensive review of the operations at each mine and prepare and submit plans to MSHA designed to enhance employee safety at the mines through better education, training, mining practices, and safety management.   Following implementation of the plans, MSHA conducts a complete inspection of each mine and further evaluates the situation.  MSHA subsequently advised us with respect to each of the four mines that a potential pattern of violations no longer existed and that MSHA therefore would take no further action with respect to these matters.  The issuance of any future Notice of a Pattern of Violations could have a significant impact on our operations.

Unexpected increases in raw material costs could significantly impair our operating results.

Our coal mining operations use significant amounts of steel, petroleum products and other raw materials in various pieces of mining equipment, supplies and materials, including the roof bolts required by the room and pillar method of mining. Recently and historically, petroleum prices and other commodity prices have been volatile. If the price of steel or other of these materials increase, our operational expenses will increase, which could have a significant negative impact on our cash flow and operating results.

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

Our recoverable reserves decline as we produce coal. Since we attempt, where practical, to mine our lowest-cost reserves first, we may not be able to mine all of our reserves at a similar cost as we do at our current operations. Our planned development and exploration projects might not result in significant additional reserves, and we might not have continuing success developing additional mines. For example, our construction of additional mining facilities necessary to exploit our reserves could be delayed or terminated due to various factors, including unforeseen geological conditions, weather delays or unanticipated development costs. Our ability to acquire additional coal reserves in the future also could be limited by restrictions under our existing or future debt facilities, competition from other coal companies for attractive properties or the lack of suitable acquisition candidates.

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

In addition to coal we produce from our Company-operated mines, we have mines that typically are operated by independent contract mine operators, and we purchase coal from third parties for resale. For 2009, we anticipate less than 10% of our total production will come from mines operated by independent contract mine operators and from third party purchased coal sources. Operational difficulties, changes in demand for contract mine operators from our competitors and other factors beyond our control could affect the availability, pricing and quality of coal produced for us by independent contract mine operators. Disruptions in supply, increases in prices paid for coal produced by independent contract mine operators or purchased from third parties, or the availability of more lucrative direct sales opportunities for our purchased coal sources could increase our costs or lower our volumes, either of which could negatively affect our profitability.

We face significant uncertainty in estimating our recoverable coal reserves, and variations from those estimates could lead to decreased revenues and profitability.

Forecasts of our future performance are based on estimates of our recoverable coal reserves. Estimates of those reserves were initially based on studies conducted by Marshall Miller & Associates, Inc. in accordance with industry-accepted standards which we have updated for current activity using similar methodologies. A number of sources of information were used to determine recoverable reserves estimates, including:

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

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. As of December 31, 2008, we had outstanding surety bonds with third parties for post-mining reclamation totaling $60.2 million. Furthermore, we have surety bonds for an additional $44.7 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations. Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit or other assurances of payment. However, letters of credit can be significantly more costly to us than surety bonds. The issuance of letters of credit under our senior secured credit facility also reduces amounts that we can borrow under our senior secured credit facility for other purposes. If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may be negatively affected.

Our work force could become unionized in the future, which could adversely affect the stability of our production and reduce our profitability.

In 2008, our company owned mines were operated by union-free employees. However, our subsidiaries' employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. Additionally, the current administration has indicated that it will support legislation that may make it easier for employees to unionize.  Any unionization of our subsidiaries' employees, or the employees of third-party contractors who mine coal for us, could adversely affect the stability of our production and reduce our profitability.

We have significant unfunded obligations for long-term employee benefits for which we accrue based upon assumptions, which, if incorrect, could result in us being required to expend greater amounts than anticipated.

We are required by law to provide various long-term employee benefits. We accrue amounts for these obligations based on the present value of expected future costs. We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations. At December 31, 2008, the current and non-current portions of these obligations included $30.6 million for coal workers’ black lung benefits and $55.8 million for workers’ compensation benefits.

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

We provided pension benefits to eligible employees through September 30, 2007, at which time we froze the plan. As of December 31, 2008, we estimated that our obligation under the pension plan was underfunded by approximately $19.7 million. If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated. The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

We were not in compliance with the minimum Adjusted EBITDA and Leverage Ratio covenants required by our credit facilities as of March 31, 2008 and September 30, 2008. We entered into amendments to the facilities that waived the non-compliance as of March 31, 2008 and September 30, 2008, and also modified certain covenants.   As a result of the amendments, we were in compliance with all of the financial covenants under the facilities as of December 31, 2008.  Although we project that we will be in compliance with these covenants through 2009, we cannot assure you that we will remain in compliance with these covenants in 2009 or in subsequent periods.  If necessary, we will consider seeking an additional waiver or other alternatives to remain in compliance with the covenants.

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

Our debt instruments impose a number of restrictions on us, some of which become more restrictive over time. A failure to comply with these restrictions could adversely affect our ability to borrow under our revolving credit facility or result in an event of default under our debt instruments. Our debt instruments contain financial and other covenants that create limitations on our ability to, among other things, borrow the full amount on our revolver, issue letters of credit under our letter of credit facility or incur additional debt, and require us to maintain various financial ratios and comply with various other financial covenants. These most restrictive covenants include the following:

•
The facilities require that we achieve minimum Adjusted EBITDA (defined in the facilities as “Consolidated EBITDA”).  Adjusted EBITDA is measured at the end of each quarter.  We are required to have minimum Adjusted EBITDA of $5.0 million for the twelve months ended December 31, 2008.  For the year ended December 31, 2008, we had Adjusted EBITDA of $17.8 million.  Beginning March 31, 2009 Adjusted EBITDA is calculated on a trailing 12-month basis with Adjusted EBITDA increasing each quarter thereafter.  We are required to have Adjusted EBITDA for the 12 months ended March 31, 2009 of $54.1 million.  In order to meet the twelve month adjusted EBITDA target at March 31, 2009, we will need adjusted EBITDA of $44.2 million in the first quarter of 2009.  Based on the increase in our committed tons sold, we expect to make this covenant; however there can be no assurance that we will achieve the required amount.  Adjusted EBITDA is not a recognized term under US GAAP and is not an alternative to net income, operating income or any other performance measures derived in accordance with US GAAP or an alternative to cash flow from operating activities as a measure of operating liquidity.  The most directly comparable US GAAP financial measure is net loss.  For the twelve months ended December 31, 2008, we had a net loss of $92.3 million.  Adjusted EBITDA is defined and reconciled to EBITDA and Net Loss under “Reconciliation of Non-GAAP Measures” in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•
The facilities limit the Capital Expenditures (other than Mandated Capital Expenditures) (as both are defined in the facilities) that we may make or agree to make in any fiscal year.  For the fiscal year ended December 31, 2008, we could not make Capital Expenditures in excess of $56.1 million.  The acquisition of mineral rights from Cheyenne Resources in July of 2008 is excluded from Capital Expenditures for purposes of the debt covenants. For the year ended December 31, 2008, we made Capital Expenditures of $52.2 million, excluding the acquisition of mineral rights from Cheyenne Resources.  For the fiscal year ended December 31, 2009 and each fiscal year thereafter, we may not make Capital Expenditures in excess of $66 million.

•
The facilities require that our Minimum Liquidity (as defined in the facilities) be no less than a specified amount at the end of each quarter.  We were required to have Minimum Liquidity of $10.0 million, as of December 31, 2008, and our Minimum Liquidity was $13.4 million on such date.

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

Our future business plan may consider opportunities other than underground and surface mining in eastern Kentucky and southern Indiana. We will consider opportunities to further increase the percentage of coal that comes from surface mines. We may also consider opportunities to expand both surface and underground mining activities in areas that are outside of eastern Kentucky and southern Indiana. We may also consider opportunities in other energy-related areas that are not prohibited by the Indenture governing our senior notes due 2012 or other financing agreements. If we undertake these diversification strategies and fail to execute them successfully, our financial condition and results of operations may be adversely affected.

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

We believe that our cash on hand, the availability under our Revolver and cash generated from our operations will provide us with adequate liquidity through 2009.  However, such funds may not provide sufficient cash to fund any future acquisitions. Accordingly, we may need to conduct additional debt or equity financings in order to fund any such additional acquisitions, unless we issue shares of our common stock as consideration for those acquisitions. If we are unable to obtain any such financings, we may be required to forego future acquisition opportunities.

Our current reserve base in the Midwest is limited.

Our southern Indiana mining complex currently has rights to proven and probable reserves that we believe will be exhausted in approximately 13.5 years at 2008 levels of production, compared to our current Central Appalachia mining complexes, which have reserves that we believe will last an average of approximately 29.2 years at 2008 levels of production. We intend to increase our reserves in southern Indiana by acquiring rights to additional exploitable reserves that are either adjacent to or nearby our current reserves. If we are unable to successfully acquire such rights on acceptable terms, or if our exploration or acquisition activities indicate that such coal reserves or rights do not exist or are not available on acceptable terms, our production and revenues will decline as our reserves in that region are depleted. Exhaustion of reserves at particular mines also may have an adverse effect on our operating results that is disproportionate to the percentage of overall production represented by such mines.

Surface mining is subject to increased regulation, and may require us to incur additional costs.

Surface mining is subject to numerous regulations related, among others, to blasting activities that can result in additional costs. For example, when blasting in close proximity to structures, additional costs are incurred in designing and implementing more complex blast delay regimens, conducting pre-blast surveys and blast monitoring, and the risk of potential blast-related damages increases. Since the nature of surface mining requires ongoing disturbance to the surface, environmental compliance costs can be significantly greater than with underground operations. In addition, the U.S. Army Corps of Engineers imposes stream mitigation requirements on surface mining operations. These regulations require that footage of stream loss be replaced through various mitigation processes, if any ephemeral, intermittent, or perennial streams are filled due to mining operations. In 2008, the U.S. Department of Interior’s Office of Surface Mining imposed regulatory requirements applicable to excess spoil placement, including the requirement that operators return as much spoil as possible to the excavation created by the mine. These regulations may cause us to incur significant additional costs, which could adversely impact our operating performance.

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

Item 1B.      Unresolved Staff Comments

None.

Item 2.       Properties

As of December 31, 2008, we owned approximately 10,700 acres of land.  Our mineral rights are primarily controlled through leases.  In a mining context, control of a property is typically divided into three categories:

•	mineral rights, which allows the controlling party to remove the minerals on the property;

•	surface rights, which allows the controlling party to use and disturb the surface of the property; and

•	fee control, which includes both mineral and surface rights.

Our rights with respect to properties that we lease vary from lease to lease, but encompass mineral rights, surface rights, or both.

The coal properties that we control in Central Appalachia are located in the Big Sandy, Hazard and Upper Cumberland coal districts of the Central Appalachian coal basin in eastern Kentucky and north central Tennessee.  These three coal districts are located in the Appalachian Plateau structural and physiographic province.  The coal properties that we control in the Midwest are part of the Illinois Coal basin and are located in southwest Indiana.  The terms of our leases can vary significantly, including the following provisions:

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

Our corporate headquarters are located in Richmond, Virginia and are occupied pursuant to a lease that expires in 2014.

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

Item 4.       Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Company through a solicitation of proxies or otherwise during the fourth quarter of the Company’s year ended December 31, 2008.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Global Select Market under the ticker symbol “JRCC”.  The table below sets forth the high and low closing sales prices for our common stock for the periods indicated, as reported by Nasdaq.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 31, 2008
High	$19.65	62.14	58.79	21.25
Low	$8.57	17.22	20.34	5.09
Fiscal year ended December 31, 2007
High	$8.46	15.08	12.98	11.58
Low	$6.11	7.59	3.86	5.15

Recent Sales of Unregistered Securities

We issued common stock and options to purchase common stock to the following persons or classes of persons, in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as follows:

Recipient	No. Shares	No. Options	Date of Issuance	Consideration	Option Exercise Price

Operating and senior management	239,140	-	January 1, 2008 to September 5, 2008	Services rendered	N/A

Non-employee directors (aggregate)	5,000	20,000	May 25, 2008	Services rendered	$36.30

Please refer to note 7 of our December 31, 2008 consolidated financial statements for securities authorized to be issued under our 2004 Equity Incentive Plan.

Holders

As of December 31, 2008, there were 134 record holders of our common stock.

Dividends

We did not pay any cash dividends on our common stock during the years ended December 31, 2008, 2007 or 2006.  We do not anticipate paying cash dividends in the foreseeable future.  Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, our financial condition, restrictions in financing agreements and other factors deemed relevant by the Board of Directors.  The payment of cash dividends is also currently prohibited by our credit facilities.

Stock Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return of James River Coal Company’s Common Stock against the cumulative total return of the NASDAQ Global Market (U.S.) Index and the Dow Jones U.S. Coal Index for the period commencing on January 25, 2005 (the date the Company’s Common Stock began trading on the Nasdaq Global Market) and ending on December 31, 2008.

Item  6.       Selected Financial Data

The following table presents our selected consolidated financial and operating data as of and for each of the periods indicated.  The selected consolidated financial data for years ended December 31, 2008, 2007, 2006 and 2005, the eight months ended December 31, 2004 (the successor periods) and the four months ended April 30, 2004 (predecessor period) are derived from our audited consolidated financial statements.  The selected consolidated financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

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

Financial statements for periods prior to April 30, 2004 include the effects of our bankruptcy proceedings.  These include the classification of certain liabilities as “liabilities subject to compromise,” the classification of certain expenses, and gains and losses as reorganization items, and other matters described in the notes to our consolidated financial statements.

James River Coal Company and Subsidiaries
Selected Financial Data

	Successor Company					Predecessor Company
	Year Ended 2008	Year Ended 2007	Year Ended 2006	Year Ended 2005	Eight Months Ended December 31, 2004	Four Months Ended April 30, 2004
	(in thousands, except per share, per ton and number of employees information)
Consolidated Statement of Operations:
Revenues	$568,507	520,560	564,791	453,999	231,698	113,949
Cost of coal sold	527,888	473,347	496,799	389,222	190,926	89,294
Gain on curtailment of pension plan	-	(6,091)	-	-	-	-
Depreciation, depletion, and amortization	70,277	71,856	74,562	51,822	21,765	12,314
Gross profit (loss)	(29,658)	(18,522)	(6,570)	12,955	19,007	12,341

Selling, general, and administrative expenses	34,992	32,191	30,867	25,453	11,412	5,023
Operating income (loss)	(64,650)	(50,743)	(37,437)	(12,498)	7,595	7,318

Interest expense	17,746	19,764	16,782	12,892	5,733	567
Interest income	(469)	(471)	(366)	(226)	(72)	-
Charges associated with repayment of debt	15,618	2,421	-	2,524	-	-
Miscellaneous income, net	(1,279)	(598)	(533)	(1,067)	(833)	(331)
Reorganization items, net	-	-	-	-	-	(100,907)
Income tax expense (benefit)	(273)	(17,844)	(27,151)	(14,283)	791	-

Net income (loss)	$(95,993)	(54,015)	(26,169)	(12,338)	1,976	107,989

Basic earnings (loss) per common share:	(3.91)	(3.29)	(1.65)	(0.83)	0.14	6,393.67

Shares used to calculate basic earnings (loss) per common share	24,520	16,412	15,849	14,955	13,800	17

Diluted earnings (loss) per common share:	(3.91)	(3.29)	(1.65)	(0.83)	0.14	6,393.67

Shares used to calculate diluted earnings (loss) per share	24,520	16,412	15,849	14,955	14,623	17

	Successor Company					Predecessor Company
	December 31,					April 30,
	2008	2007	2006	2005	2004	2004
	(in thousands, except per share, per ton and number of employees information)
Consolidated Balance Sheet Data:
Working capital (deficit)	$(54,961)	(8,471)	(2,589)	6,123	10,046	5,896
Property, plant, and equipment, net	344,848	319,204	337,780	360,000	255,575	254,259
Total assets	463,546	439,287	451,254	472,669	327,826	332,589
Long term debt, including current portion	168,000	188,800	167,493	150,000	95,000	6,400
Liabilities subject to compromise	-	-	-	-	-	319,451
Total shareholders’ equity (deficit)	65,238	69,774	86,397	111,267	65,585	(127,837)

	Successor Company					Predecessor Company
	Year Ended 2008	Year Ended 2007	Year Ended 2006	Year Ended 2005	Eight Months Ended December 31, 2004	Four Months Ended April 30, 2004
Consolidated Statement of Cash Flow Data:
Net cash provided by (used in) operating activities	$(1,576)	4,022	31,680	48,990	14,098	1,513
Net cash used in investing activities	(73,589)	(49,201)	(54,738)	(135,362)	(21,744)	(9,463)
Net cash provided by financing activities	73,076	48,785	15,929	91,429	10,224	4,361

Supplemental Operating Data:
Tons sold	11,383	12,049	13,128	11,091	5,775	3,107
Tons produced	11,355	12,051	13,054	11,155	5,770	3,081
Revenue per ton sold (excluding synfuel)	$49.94	42.63	42.67	40.19	39.21	35.98
Number of employees	1,751	1,681	1,742	1,429	1,070	984
Capital expenditures	$74,697	49,343	62,507	84,987	25,811	9,521

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

Overview

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana.  We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)).  In 2008, our mines produced 11.1 million tons of coal (including 0.2 million tons of contract coal) and we purchased another 0.2 million tons for resale.  Of the 11.1 million tons we produced from Company operated mines, approximately 66% came from underground mines, while the remaining 34% came from surface mines.  In 2008, we generated revenues of $568.5 million and a net loss of $96.0 million.

CAPP Segment

In Central Appalachia, the majority of our coal is primarily sold to customers in the southern portion of the South Atlantic region of the United States.  The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware.  According to the most recent information available from the US Energy Information Administration (EIA), in 2007 the South Atlantic region consumed 186.4 million tons of coal or about 18% of all coal for electric generation in the United States.  We have been providing coal to customers in the South Atlantic region since our formation in 1988.  In 2008, Georgia Power Company and South Carolina Public Service Authority were our largest customers, representing approximately 36% and 12% of our total revenues, respectively.  No other customer accounted for more than 10% of our revenues.

According to the EIA, coal production for Eastern Kentucky and West Virginia was 240 million tons in 2007.  During 2008, our CAPP segment shipped 8.3 million tons of coal.  As of December 31, 2008, we estimate that we controlled approximately 235 million tons of proven and probable coal reserves in our CAAP segment.  Based on our most recent analysis prepared by Marshall Miller & Associates, Inc. (“MM&A”) as of March 31, 2004, we estimate that these reserves have an average heat content of 13,300 Btu per pound and an average sulfur content of 1.3%.  At current production levels, we believe these reserves would support approximately 29 years of production.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin.  According to the  EIA, in 2007 the East North Central Region consumed about 237.5 million tons of coal or 23% of all coal consumed for electric generation in the United States.  In 2008, our Midwest segment’s largest customer represented approximately 5% of our total revenues.

During 2008, our Midwest segment shipped 3.1 million tons of coal.  We believe that coal-fired electric utilities and industrial customers value the high energy coal that comprises the majority of our Midwest reserves.  As of December 31, 2008, we estimate that we controlled approximately 42 million tons of proven and probable coal reserves in our Midwest segment.  Based on our most recent analyses prepared by MM&A as of February 1, 2005 and April 11, 2006, we estimate that these reserves have an average heat content of 12,000 Btu per pound and average sulfur content of 3.2%.  At current production levels, we believe these reserves would support approximately 14 years of production.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through December 31, 2008, we estimate that, as of December 31, 2008, we controlled approximately 235.1 million tons of proven and probable coal reserves in the CAPP region and 42.0 millions tons in the Midwest region.  The following table provides additional information regarding changes to our reserves since December 31, 2007 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2007 (1)	225.3	42.6	267.9
Coal Extracted	(8.0)	(3.1)	(11.1)
Acquisitions (2)	17.8	2.4	20.2
Adjustments (3)	0.7	0.1	0.8
Divestures (4)	(0.7)	-	(0.7)
Proven and Probable Reserves, as of December 31, 2008 (1)	235.1	42.0	277.1

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

Trends In Our Business

Near-term, the global economic slowdown has lowered demand for coal which has resulted in a decline in spot coal prices.  The price of spot coal has also been impacted by a decrease in the price of competing fuel sources including oil and natural gas.  Recently, the coal industry has announced cutbacks in supply in response to decrease in demand for coal.  Due to the uncertainties in the global market place, we are unable to forecast the price or demand for coal over the next few years.  Long-term, we believe that the demand for coal worldwide will continue to be strong as supply challenges will continue in the regions that we mine coal.  We also believe that in the United States that coal will continue to be one of the most economical energy sources.   A number of factors beyond our control impact coal prices, including:

•	the supply of domestic and foreign coal;
•	the demand for electricity;
•	the demand for steel and the continued financial viability of the domestic and foreign steel industries;
•	the cost of transporting coal to the customer;

•	domestic and foreign governmental regulations and taxes;
•	world economic conditions
•	air emission standards for coal-fired power plants; and
•	the price and availability of alternative fuels for electricity generation.

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

Results of Operations

Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007

The following table shows selected operating results for 2008 and 2007 (in thousands, except per ton amounts):

	Year Ended December 31,
	2008		2007		Change
	Total	Per Ton	Total	Per Ton	Total
Volume Shipped (tons)	11,383		12,049		-6%

Coal sales revenue	$568,507	49.94	$513,706	42.63	11%
Synfuel handling	-		6,854		N/A
Cost of coal sold	527,888	46.38	473,347	39.29	12%
Gain on curtailment of pension plan	-	-	(6,091)	(0.51)	N/A
Depreciation, depletion and amortization	70,277	6.17	71,856	5.96	-2%
Gross profit (loss)	(29,658)	(2.61)	(18,552)	(1.54)	60%
Selling, general and administrative	34,992	3.07	32,191	2.67	9%

Volume and Revenues by Segment

	Year Ended December 31,
	2008		2007

	CAPP	Midwest	CAPP	Midwest

Volume Shipped (tons)	8,271	3,112	8,893	3,156

Coal sales revenue	$467,609	100,898	422,429	91,277

Average sales price per ton	$56.54	32.42	47.50	28.92

In 2008, we shipped 11.4 million tons of coal compared to 12.0 million tons in 2007.  Coal sales revenue increased from $513.7 million in 2007 to $568.5 million in 2008. This increase was due to an increase in the average sales price per ton in both the CAPP and Midwest regions, partially offset by a decrease in the volume of tons shipped.

In 2008, the CAPP region sold approximately 4.6 million tons of coal under long-term contracts (56% of total CAPP sales volume) at an average selling price of $52.52 per ton. In 2007, the CAPP region sold approximately 7.7 million tons of coal under long-term contracts (86% of total CAPP sales volume) at an average selling price of $46.30 per ton. In 2008, the CAPP region sold 3.7 million tons of coal (44% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $61.62 per ton. In 2007, the CAPP region sold 1.2 million tons of coal (14% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $54.94 per ton.

Prior to 2008, we received revenues from coal supplied to a third party synfuel plant and received fees for the handling, shipping and marketing of the synfuel product.  After January 1, 2008, we no longer received any revenues related to synfuel.

The Midwest’s region sales of coal were primarily sold under long term contracts for both the 2008 and 2007. In 2008, the Midwest region sold 3.1 million tons at an average sales price of $32.42.  In 2007, the Midwest region sold 3.2 million tons at an average sales price of $28.92.

	Year Ended December 31,
	2008			2007

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of Coal Sold	$433,781	94,107	-	396,639	76,708	-

Per ton	52.45	30.24	-	44.60	24.31	-

Depreciation, depletion, and amortization	55,979	14,218	80	56,506	15,199	151

Per ton	6.77	4.57	-	6.35	4.82	-

Cost of Coal Sold

The cost of coal sold, excluding depreciation, depletion and amortization increased from $473.3 million in 2007 to $527.9 million in 2008.  Our cost per ton of coal sold in the CAPP region increased from $44.60 per ton in the 2007 period to $52.45 per ton in the 2008 period.  This $7.85 increase in cost per ton of coal sold was primarily the result of lower productivity due to increased federal and state regulatory scrutiny, adverse geological conditions, a tight labor market, rising commodity prices including diesel fuel and steel, and the impact of increased average sales prices on our sales related costs. The major components of this increase include an increase in the Company’s labor and benefit costs of $2.53 per ton, variable costs of $1.61 per ton and sales related costs of $1.13 per ton.    For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest region increased from $24.31 in 2007 to $30.24 in 2008.  The increase in cost per ton of coal sold was primarily due to an increase of $3.59 per ton in variable costs.  The increase in the variable costs was due to increased costs for diesel fuel and explosives. Our labor and benefit costs and trucking costs also increased $0.61 and $0.62 per ton, respectively.  The increase in labor costs was due to an increase in wages as compared to prior year and trucking costs increased due to an increase in rates.

Depreciation, depletion and amortization

Depreciation, depletion and amortization decreased from $71.9 million in 2007 to $70.3 million in 2008.  In the CAPP region, depreciation, depletion and amortization decreased $0.5 million to $56.0 million or $6.77 per ton.  In the Midwest, depreciation, depletion and amortization decreased $1.0 million to $14.2 million or $4.57 per ton.

Selling, general and administrative

Selling, general and administrative expenses increased from $32.2 million for 2007 to $35.0 million for 2008. The increase was primarily due to increases in employee stock compensation, bank service costs including letter of credit fees, and bonding and permitting costs.

Charges associated with repayment and amendment of debt

In 2008, we expensed and paid approximately $7.8 million of costs associated with the Credit Amendments, which are described below.  In 2008, we also expensed but had not paid fees of approximately $5.5 million associated with the Credit Amendments.  Additionally, the Company wrote-off approximately $2.4 million of unamortized financing charges on the Term Facility in 2008.

In 2007, we wrote off $2.4 million of financing charges in connection with the repayment of the Prior Senior Secured Credit Facility. The write off of the financing charges is classified as charges associated with repayment of debt.

Income Taxes

Our effective income tax rate is impacted primarily by the amount of the valuation allowance recorded and percentage depletion.  For 2008, we had a 0.3% effective tax rate primarily based on the conclusion that the benefit of the expected 2008 net operating loss is not more likely than not to be realized.  The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.”  As of December 31, 2008, we had a $54.3 million valuation allowance against gross deferred tax assets.   Our effective tax rate for 2007 was 24.8%.  We recorded an $8.8 million valuation allowance for tax purposes for the year ended December 31, 2007, which reduced our effective tax rate for 2007 by 13.2%.  Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006

The following table shows selected operating results for 2007 and 2006 (in thousands, except per ton amounts):

	Year Ended December 31,
	2007		2006		Change
	Total	Per Ton	Total	Per Ton	Total
Volume Shipped (tons)	12,049		13,128		-8%

Coal sales	$513,706	42.63	$560,183	42.67	-8%
Synfuel handling	6,854		4,608		49%
Cost of coal sold	473,347	39.29	496,799	37.84	-5%
Gain on curtailment of pension plan	(6,091)	(0.51)	-	-	N/A
Depreciation, depletion and amortization	71,856	5.96	74,562	5.68	-4%
Gross profit (loss)	(18,552)	(1.54)	(6,570)	(0.50)	182%
Selling, general and administrative	32,191	2.67	30,867	2.35	4%

Volume and Revenues by Segment

	Year Ended December 31,
	2007		2006

	CAPP	Midwest	CAPP	Midwest

Volume Shipped (tons)	8,893	3,156	9,780	3,348

Coal sales revenue	$422,429	91,277	467,492	92,691

Average sales price per ton	$47.50	28.92	47.80	27.69

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

Charges associated with repayment and amendment of debt

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

Liquidity and Capital Resources

The following chart reflects the components of our debt as of December 31, 2008 and 2007:

	2008	2007
Senior Notes	$150,000	150,000
Revolver	18,000	-
Term Facility	-	38,800
Total long-term debt	168,000	188,800
Less amounts classified as current	18,000	1,600
Total long-term debt, less current maturities	$150,000	187,200

The Senior Notes are due on June 1, 2012.  The Senior Notes are unsecured and accrue interest at 9.375% per annum. Interest payments on the Senior Notes are required semi-annually. We may redeem the Senior Notes, in whole or in part, at any time on or after June 1, 2009 at redemption prices from 104.86% in 2009 to 100% in 2011. The Senior Notes limit our ability, among other things, to pay cash dividends. In addition, if a change of control occurs (as defined in the Indenture), each holder of the Senior Notes will have the right to require us to repurchase all or a part of the Senior Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of repurchase.

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

In May 2008, we entered into the Third Amendment to the Term Credit Agreement and the Second Amendment to the Revolving Credit Agreement and in November 2008, we entered into the Fourth Amendment to the Term Credit Agreement and the Third Amendment to the Revolving Credit Agreement (collectively the Credit Amendments).  The Credit Amendments waived defaults under the Facilities as of March 31, 2008 and September 30, 2008, prospectively waived or modified certain existing financial covenants under the Facilities, increased the fee on the unused portion of Revolver to 0.75% and increased the usage rates of the Letter of Credit Facility by amounts ranging from 3.0% to 7.0% at designated periods from October 1, 2008 to the Letter of Credit Facility’s maturity date.

The following is a summary of significant terms of the outstanding portion of our Facilities, as amended, as of December 31, 2008.

	Revolver	Letter of Credit Facility
Maturity	February 2012(c)	February 2013
Interest/Usage Rate	Company’s option of Base Rate(a) plus 1.75% or LIBOR plus 2.75% per annum	10.0% effective January 1, 2009; and 12.5% effective April 1, 2009 to the Letter of Credit Facility’s maturity date.
Maximum Availability	Lesser of $35.0 million and the borrowing base (b)	$60.0 million
Periodic Principal Payments	None	Not applicable

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 0.5%, and (2) the prime rate.
(b)
The Revolver’s borrowing base is the sum of up to 85% of the eligible accounts receivable plus the lesser of (1) up to 60% of eligible inventory and (2) up to 85% of the net orderly liquidation value of eligible inventory; minus reserve from time to time set by administrative agent.  Amount available is also subject to a minimum liquidity covenant.

(c)	The balance of the Revolver is classified as current on our balance sheet based on our intent to pay within the next year.

The Revolver provides that we can use up to $10.0 million of the Revolver availability to issue letters of credit. The Revolver provides for a 2.75% fee on any outstanding letters of credit issued under the Revolver and a 0.75% fee on the unused portion of the Revolver. The Facilities require certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Facilities include financial covenants that require us to maintain a minimum EBITDA, a minimum liquidity level and a maximum leverage ratio and limit capital expenditures, each as defined by the agreement. The Facilities are secured by substantially all of our assets.

As of December 31, 2008, we had $10.1 million of availability under our Revolver due to a seasonably low level of inventory and accounts receivable which support the borrowing base.  We are required to maintain minimum liquidity as defined under our credit agreements of $10 million and as a result had $0.1 million of borrowing capacity at December 31, 2008.  However, as a result of higher levels of inventory and accounts receivable, $16.2 million was available under our Revolver as of January 31, 2009, which provided us with $6.2 million of borrowing capacity at such date.  At December 31, 2008, we also had $3.3 million of cash and cash equivalents.

As a result of the Credit Amendments, we were in compliance with all of the financial covenants under the Facilities and Senior Notes as of December 31, 2008.  We cannot assure you that we will remain in compliance in subsequent periods.  If necessary, we will consider seeking a waiver or other alternatives to remain in compliance with the covenants.  For more detail regarding the covenants under the Facilities, see Part II - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.”

During 2007 and 2008, we raised a total of approximately $126.3 million through the issuances of common shares.  As required by the Term Facility, we offered a portion of the proceeds from the issuance of the common shares in excess of $40 million to the holders of the Term Facility to redeem amounts outstanding.  The mandatory tender offers were accepted by the holders of the Term Facility and the Company repaid the outstanding balance under the Term Facility ($38.2 million) and used $5.2 million of our cash to secure letters of credit under the Letter of Credit Facility.  The $5.2 million of cash used to secure the letters of credit under the Letter of Credit Facility is included in other assets on our consolidated balance sheet as of December 31, 2008, as we are not permitted to use this cash for general corporate purposes.

In July 2008, we acquired certain coal reserves and permits from Cheyenne Resources, Inc.  The acquired assets include approximately 10.2 million tons of proven and probable surface reserves and 3.6 million tons of proven and probable underground reserves, plus additional surface resources.  The purchase price for the acquisition was $36 million, comprised of $16 million in cash at closing, a short term promissory note for $4 million that was paid in full September 2008 and 387,973 shares of newly issued common stock of the Company, valued at $16 million (shares valued based on the most recent closing price prior to closing).

Our primary source of cash is expected to be sales of coal to our utility and industrial customers. The price of coal received can change dramatically based on market factors and will directly affect this source of cash. We have over 6.6 million committed tons sold for 2009 at an average price of approximately $90 per ton, which will positively impact our liquidity in 2009 as compared to 2008.  Our primary uses of cash include the payment of ordinary mining expenses to mine coal, capital expenditures and benefit payments. Ordinary mining expenses are driven by the cost of supplies, including steel prices and diesel fuel. Benefit payments include payments for workers’ compensation and black lung benefits paid over the lives of our employees as the claims are submitted. We are required to pay these when due, and are not required to set aside cash for these payments. We have posted surety bonds with state regulatory departments to guarantee these payments and have issued letters of credit to secure these bonds. We believe that our Letter of Credit Facility and Revolver provide us with the ability to meet the necessary bonding requirements.

Our secondary source of cash is the Revolver.  We believe that cash generated from operations, borrowings under our credit facilities and future debt and equity offerings, if any, will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments throughout 2009 and for the next several years. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions in the coal industry), debt covenants, and financial, business and other factors, some of which are beyond our control.

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

Currently, our primary use of cash during the next several years is expected to be ordinary course of business expenses and capital expenditures for existing mines. We currently project that our capital expenditures for 2009 will be approximately $75 million. Our projected capital expenditures primarily consist of capital expenditure for normal mining activities including new and replacement mine equipment.  Our projected capital expenditures for 2009 also includes $10.0 million for safety mandates. We expect that such expenditures will be funded through cash on hand, cash generated by operations and borrowings under our debt Facilities.

Net cash provided by or used in operating activities reflects net loss adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities).  Net cash used in operating activities was $1.6 million for the year ended December 31, 2008 and net cash provided by operating activities was $4.0 million for the year ended December 31, 2007.  Our net loss increased from $54.0 million in 2007 to $96.0 million in 2008.  In reconciling our net loss to cash provided by operating activities, $81.8 million was added for non cash charges during 2008 as compared to $57.2 million during 2007.   During 2008, our net loss, as adjusted for non cash charges, was increased by a $12.6 million increase in cash from our operating assets and liabilities.  The $12.6 million change in our operating assets and liabilities for 2008, includes a $7.7 million decrease in accounts receivable, a $9.8 million increase in accounts payables, a $9.6 million increase in other assets and an $8.7 million increase in other current liabilities.  During 2007, our net income, as adjusted for non cash charges, was offset by a $0.8 million increase in cash from our operating assets and liabilities.  The primarily changes in our operating assets and liabilities were a $6.9 million decrease in our accounts receivables and an increase in accounts payables of $4.6 million.  These changes are primarily due to timing of payments as compared with the prior year.

Net cash used by investing activities increased $24.4 million to $73.6 million for 2008, as compared to 2007.  Capital expenditures were $74.7 million in 2008 and $49.3 million in 2007.  The increase in capital expenditures was primarily due to $20.0 million paid by the Company for a mineral rights acquisition during the third quarter of 2008.    Excluding the mineral rights acquisition, capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations.

Net cash provided by financing activities was $73.1 million 2008. During 2008 our primary financing activities were the receipt of $93.8 million of net proceeds from the issuance of our common stock, net borrowings of $18.0 million on our Revolver and the repayment $38.8 million under our Term Loan.  Net cash provided by financing activities was $48.8 million for 2007.  During 2007, we received $40.0 million of proceeds from the entrance into our Term Facility and $32.4 million of net proceeds from the issuance of common stock.  During 2007, the cash inflows from financing activities were offset by $19.0 million of repayments on our various debt facilities and $4.6 million of debt issuance costs.

Contractual Obligations

The following is a summary of our contractual obligations and commitments as of December 31, 2008:

	Payment Due by Period (in thousands)

Contractual Obligations	Total	2009	2009-2010	2011-2012	Thereafter
Long term debt (1)	$168,000	18,000	-	150,000	-
Interest on long term debt and fees under our Letter of Credit Facility (2)	77,652	20,548	42,008	15,096	-
Operating lease obligations (3)	11,516	6,368	4,511	473	164
Royalty obligations (4)	275,262	24,411	47,773	61,146	141,932
Purchase obligations (5)	-	-	-	-	-
	462,481	45,840	81,621	219,668	115,352

(1)	Consists of our Senior Notes and our Revolver as of December 31, 2008.

(2)
Consists of interest payments on our Senior Notes.  Also includes the charge associated with our Letter of Credit Facility.  Our revolver interest is not included in the schedule.  For each $10,000,000 in borrowing we will have annual interest of $500,000 based on the interest rate at December 31, 2008 on the Revolver.

(3)	See Note 11 in the notes to the consolidated financial statements for additional information on leases.

(4)
Royalty obligations include minimum royalties payable on leased coal rights.  Certain coal leases do not have set expiration dates but extend until completion of mining of all merchantable and mineable coal reserves.  For purposes of this table, we have generally assumed that minimum royalties on such leases will be paid for a period of ten years.  Certain coal leases require payment based on minimum tonnage, for these contracts an average sales price of $90.00 per ton was used to project the future commitment.

(5)
Purchase obligations, if any, include agreements to purchase coal that include fixed quantities or minimum amounts and a fixed price provision.  They do not include agreements to purchase coal with vendors that do not include quantities or minimum tonnages, or monthly purchase orders.

Additionally, we have liabilities relating to pension, workers compensation, black lung, and mine reclamation and closure. As of December 31, 2008, the undiscounted payments related to these items are estimated to be:

Payments Due by Years (In Thousands)
Within 1 Year	2 - 3 Years	4 - 5 Years
$17,548	$30,453	$26,246

Our determination of these noncurrent liabilities is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. Moreover, in particular for periods after 2009, our estimates may change from the amounts included in the table, and may change significantly, if our assumptions change to reflect changing conditions. These assumptions are discussed in the Notes to the Consolidated Financial Statements and in the Critical Accounting Estimates in Management’s Discussion and Analysis.

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At December 31, 2008, we had $104.9 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $60.2 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $4.4 million. Recently, surety bond costs have increased and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations.  At December 31, 2008, we had $60.0 million of letters of credit outstanding.  The letters of credits were issued under our Letter of Credit Facility.  In addition, we may use up to $10 million of our $35 million Revolver for the issuance of additional letters of credit, if necessary.

Critical Accounting Estimates

Overview

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our consolidated financial statements, which have been prepared in accordance with U.S generally accepted accounting principles (US GAAP).  US GAAP require estimates and judgments that affect reported amounts for assets, liabilities, revenues and expenses.  The estimates and judgments we make in connection with our consolidated financial statements are based on historical experience and various other factors we believe are reasonable under the circumstances.  Note 1 of the notes to the consolidated financial statements lists and describes our significant accounting policies.  The following critical accounting policies have a material effect on amounts reported in our consolidated financial statements.

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

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 6.0% at December 31, 2008.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 6.0% to 5.5%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $1.7 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of December 31, 2008 was $55.8 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.75% at December 31, 2008. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.75% to 5.25%, all other things being equal, the present value of our black lung obligation would increase by approximately $2.1 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of December 31, 2008 was $30.6 million.

Defined Benefit Pension

We have in place a non-contributory defined benefit pension plan under which all benefit were frozen in 2007.  The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments with comparable maturities. At December 31, 2008, the discount rate used to determine the obligation was 6.0%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 6.0% to 5.50%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $4.4 million.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the periods ended December 31, 2008. Significant changes to these rates would introduce volatility to our pension expense.  Our accrued pension obligation as of December 31, 2008 was $19.7 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our asset retirement obligation liabilities consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. US GAAP requires that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is our estimate of our credit adjusted risk free rate. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under US GAAP, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. US GAAP recognizes that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of December 31, 2008 was $41.5 million.

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

We recorded no tax benefit for the 2008, based on the conclusion that the benefit of the expected 2008 net operating loss carryforward does not meet the more likely than not criteria to be realized.  As of December 31, 2008, the Company had recorded a $54.3 million valuation allowance against its gross deferred tax assets.

Coal Reserves

There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves. Many of these uncertainties are beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data initially assembled by our staff and analyzed by Marshall Miller & Associates, Inc. (MM&A). The reserve information has subsequently been updated by our staff. The updates to the reserves have been calculated in the same manner, and based on similar assumptions and qualifications, as used in the MM&A studies described above, but these updates to the reserve estimates have not been reviewed by MM&A.  A number of sources of information were used to determine accurate recoverable reserves estimates, including:

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

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force No. 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s unvested restricted stock awards are considered “participating securities” because they contain non-forfeitable rights to dividends. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted.  We have not completed our evaluation of the impact of the adoption of FSP EITF 03-6-1, but expect that adoption will result in an increase in our basic shares outstanding and, due to the requirement to retroactively adopt the standard, expect that there will be a decrease in our previously reported net loss per share amounts.

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

The leverage ratio is calculated as the Company’s Senior Funded Indebtedness divided by annualized adjusted EBITDA as calculated below.  The Senior Funded Indebtedness as of December 31, 2008 is $72.8 million and includes the amounts outstanding under our revolver and amounts of the letters of credit available to be issued under our letter of credit facility as of December 31, 2008.

	Years Ended
	December 31	December 31
	2008	2007

Net loss	$(95,993)	(54,015)
Income tax benefit	(273)	(17,844)
Interest expense	17,746	19,764
Interest income	(469)	(471)
Depreciation, depletion, and amortization	70,277	71,856
EBITDA (before adjustments)	$(8,712)	19,290
Other adjustments specified
in our current debt agreement:
Gain on curtailment of pension plan	-	(6,091)
Charges associated with repayment of debt	15,618	2,421
Other adjustments	10,665	9,140
Adjusted EBITDA	$17,571	24,760

Item 7a.     Quantitative and Qualitative Disclosures about Market Risk

Our $150 million Senior Notes have a fixed interest rate and are not sensitive to changes in the general level of interest rates.  Our Revolver has floating interest rates based on our option of either the base rate or LIBOR rate.  As of December 31, 2008, we had $18 million outstanding under the Revolver.  We currently do not use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments.  The percentage of our sales pursuant to long-term contracts was approximately 60% for the year ended December 31, 2008.

All of our transactions are denominated in U.S. dollars, and, as a result, we do not have material exposure to currency exchange-rate risks.

We are not engaged in any foreign currency exchange rate or commodity price-hedging transactions and we have no trading market risk.

Item 8.       Financial Statements and Supplementary Data

See Financial Statements beginning on page F-1.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008.

Item 9B.     Other Information

None.

PART III

Item 10.      Director, Executive Officers and Corporate Governance of the Registrant

The information contained under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” "Board Matters" and "Management" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2009 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 11.      Executive Compensation

The information contained under the headings “Compensation Committee Report,” “Executive Compensation,” “Equity Compensation Plans,” and “Compensation Committee Interlocks and Insider Participation” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2009 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

  Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the headings “Principal Shareholders and Securities Ownership of Management,” and “Equity Compensation Plans” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2009 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

The information contained under the heading “Compensation Committee Interlocks and Insider Participation” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2009 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services

The information contained under the heading “Independent Registered Public Accountants” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2009 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements

The following financial statements and related report of Independent Registered Public Accounting Firm are incorporated in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the for the years ended December 31, 2008, 2007 and 2006

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

10.4a*	Amendment to Employment Agreement between the Registrant and Peter T. Socha, dated as of December 31, 2008 (filed herewith)

10.5*	2004 Equity Incentive Plan of the Registrant, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

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

10.15*	Severance and Retention Plan, effective as of March 13, 2006, incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006
10.15a*	Amendment to Severance and Retention Plan dated as of December 31, 2008 (filed herewith)

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

10.20*	Annual Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2007
10.20a*	Amendment to Annual Incentive Compensation Plan, dated December 31, 2008 (filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

21	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006

23.1	Consent of Marshall Miller & Associates, Inc. (filed herewith)

23.2	Consent of KPMG LLP (filed herewith)

24	Power of Attorney (see signature page)

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
James River Coal Company:

We have audited the accompanying consolidated balance sheets of James River Coal Company and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of James River Coal Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Richmond, VA
February 26, 2009

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2008	December 31, 2007
Assets

Current assets:
Cash and cash equivalents	$3,324	5,413
Receivables:
Trade	33,086	40,544
Other	475	762
Total receivables	33,561	41,306
Inventories:
Coal	6,847	5,915
Materials and supplies	9,581	8,277
Total inventories	16,428	14,192
Prepaid royalties	2,803	3,817
Other current assets	5,094	4,180
Total current assets	61,210	68,908
Property, plant, and equipment, at cost:
Land	6,693	6,220
Mineral rights	229,841	191,586
Buildings, machinery and equipment	320,982	285,009
Mine development costs	39,596	31,923
Total property, plant, and equipment	597,112	514,738
Less accumulated depreciation, depletion, and amortization	252,264	195,534
Property, plant and equipment, net	344,848	319,204
Goodwill	26,492	26,492
Other assets	30,996	24,683
Total assets	$463,546	439,287

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
  (in thousands, except share data)

	December 31, 2008	December 31, 2007
Liabilities and Shareholders' Equity

Current liabilities:
Current maturities of long-term debt (note 4)	$18,000	1,600
Accounts payable	57,068	46,641
Accrued salaries, wages, and employee benefits	6,642	6,010
Workers' compensation benefits	9,300	9,450
Black lung benefits	1,539	2,050
Accrued taxes	4,457	4,234
Other current liabilities (note 3)	19,165	7,394
Total current liabilities	116,171	77,379
Long-term debt, less current maturities	150,000	187,200
Other liabilities:
Noncurrent portion of workers' compensation benefits	46,477	44,142
Noncurrent portion of black lung benefits	29,029	22,084
Pension obligations	19,693	5,423
Asset retirement obligations	36,409	32,288
Other	529	997
Total other liabilities	132,137	104,934
Total liabilities	398,308	369,513

Commitments and contingencies (note 12)
Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 27,393,493 and 21,906,265 shares as of December 31, 2008 and 2007, respectively	274	219
Paid-in-capital	272,366	159,403
Accumulated deficit	(187,712)	(91,719)
Accumulated other comprehensive income (loss)	(19,690)	1,871
Total shareholders' equity	65,238	69,774

Total liabilities and shareholders' equity	$463,546	439,287

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Revenues	$568,507	520,560	564,791
Cost of sales:
Cost of coal sold	527,888	473,347	496,799
Gain on curtailment of pension plan	-	(6,091)	-
Depreciation, depletion, and amortization	70,277	71,856	74,562
Total cost of sales	598,165	539,112	571,361
Gross profit (loss)	(29,658)	(18,552)	(6,570)
Selling, general, and administrative expenses	34,992	32,191	30,867
Total operating loss	(64,650)	(50,743)	(37,437)
Interest expense	17,746	19,764	16,782
Interest income	(469)	(471)	(366)
Charges associated with repayment and amendment of debt (note 4)	15,618	2,421	-
Miscellaneous income, net	(1,279)	(598)	(533)
Total other expenses, net	31,616	21,116	15,883
Loss before income taxes	(96,266)	(71,859)	(53,320)
Income tax benefit	(273)	(17,844)	(27,151)
Net loss	$(95,993)	(54,015)	(26,169)
Loss per common share (note 13)
Basic loss per common share	$(3.91)	(3.29)	(1.65)
Shares used to calculate basic loss per share	24,520	16,412	15,849
Diluted loss per common share	$(3.91)	(3.29)	(1.65)
Shares used to calculate dilutive loss per share	24,520	16,412	15,849

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’
Equity and Comprehensive Income (Loss)
 (in thousands)

Predecessor Company	Common stock shares	Common stock par value	Paid-in- capital	Deferred stock based compensation	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total

Balances, December 31, 2005	16,653	$167	135,923	(13,226)	(11,187)	(410)	111,267
Adoption of SFAS 123R (note 1)	-	-	(13,226)	13,226	-	-	-
Adoption of SFAS 158 (note 1)
Pension plan	-	-	-	-	(348)	(2,650)	(2,998)
Black lung obligation	-	-	-	-	-	1,324	1,324
Net loss	-	-	-	-	(26,169)	-	(26,169)
Pension liability adjustment, net	-	-	-	-	-	1,479	1,479
Comprehensive loss							(24,690)
Issuance of restricted stock awards, net of forfeitures	99	1	(1)	-	-	-	-
Repurchase of shares for tax withholding	(83)	(1)	(2,350)	-	-	-	(2,351)
Stock based compensation	-	-	3,845	-	-	-	3,845
Balances, December 31, 2006	16,669	167	124,191	-	(37,704)	(257)	86,397
Net loss	-	-	-	-	(54,015)	-	(54,015)
Amortization of black lung liability	-	-	-	-	-	(180)	(180)
Black lung obligation adjustment, net of $(812) of tax	-	-	-	-	-	4,909	4,909
Pension liability adjustment, net of $969 of tax	-	-	-	-	-	(2,601)	(2,601)
Comprehensive loss							(51,887)
Issuance on common stock net of offering costs of $213	5,175	52	32,337	-	-	-	32,389
Issuance of restricted stock awards, net of forfeitures	135	1	(1)	-	-	-	-
Repurchase of shares for tax withholding	(73)	(1)	(977)	-	-	-	(978)
Stock based compensation	-	-	3,853	-	-	-	3,853
Balances, December 31, 2007	21,906	219	159,403	-	(91,719)	1,871	69,774
Net loss	-	-	-	-	(95,993)	-	(95,993)
Amortization of black lung liability	-	-	-	-	-	(562)	(562)
Black lung obligation adjustment	-	-	-	-	-	(5,334)	(5,334)
Pension liability adjustment	-	-	-	-	-	(15,665)	(15,665)
Comprehensive loss							(117,554)
Issuance on common stock, net of offering costs of $421	4,913	49	93,771	-	-	-	93,820
Common stock issued for acquisition of mineral rights (note 2)	388	4	15,996	-	-	-	16,000
Issuance of restricted stock awards, net of forfeitures	238	2	(2)	-	-	-	-
Repurchase of shares for tax withholding	(72)	-	(2,474)	-	-	-	(2,474)
Exercise of Stock Options	20	-	542	-	-	-	542
Stock based compensation	-	-	5,130	-	-	-	5,130
Balances, December 31, 2008	27,393	$274	272,366	-	(187,712)	(19,690)	65,238

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(95,993)	(54,015)	(26,169)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion, and amortization of property, plant, and equipment	70,277	71,856	74,562
Accretion of asset retirement obligations	2,768	2,270	2,066
Amortization of debt issue costs	1,411	1,569	1,282
Stock-based compensation	5,130	3,853	3,845
Deferred income tax benefit	4	(18,572)	(24,994)
Gain (loss) on sale or disposal of property, plant, and equipment	(163)	(87)	113
Write-off of deferred financing costs	2,383	2,421	-
Gain on curtailment of pension plan	-	(6,091)
Changes in operating assets and liabilities:
Receivables	7,745	6,930	(11,811)
Inventories	(2,236)	(1,232)	1,057
Prepaid royalties and other current assets	100	(58)	200
Other assets	(9,625)	(2,929)	983
Accounts payable	9,762	4,576	8,854
Accrued salaries, wages, and employee benefits	632	1,277	444
Accrued taxes	(2,251)	(2,772)	(538)
Other current liabilities	8,702	(1,030)	1,853
Workers' compensation benefits	2,185	8	1,153
Black lung benefits	538	1,435	1,620
Pension obligations	(1,395)	(3,129)	(3,062)
Asset retirement obligations	(1,082)	(1,457)	(1,349)
Other liabilities	(468)	(801)	1,571
Net cash provided by operating activities	(1,576)	4,022	31,680
Cash flows from investing activities:
Additions to property, plant, and equipment	(74,697)	(49,343)	(62,507)
Proceeds from sale of property, plant and equipment	1,108	142	7,769
Net cash used in investing activities	(73,589)	(49,201)	(54,738)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	40,000	-
Repayment of long-term debt	(38,800)	(1,200)	-
Proceeds from Revolver	26,500	31,043	41,600
Repayments of Revolver	(8,500)	(48,536)	(24,107)
Net proceeds from issuance of common stock	93,820	32,389	-
Principal payments under capital lease obligations	-	(262)	(363)
Debt issuance costs	(486)	(4,649)	(1,201)
Proceeds from exercise of stock options	542	-	-
Net cash provided by financing activities	73,076	48,785	15,929
Increase (decrease) in cash	(2,089)	3,606	(7,129)
Cash and cash equivalents at beginning of period	5,413	1,807	8,936
Cash and cash equivalents at end of period	$3,324	5,413	1,807

See accompanying notes to consolidated financial statements.

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

Trade Receivables

Trade receivables are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on review of historical write off experience and industry data. The Company has determined that no allowance is necessary for trade receivables as of December 31, 2008 and 2007. The Company does not have any off-balance sheet credit exposure related to its customers.

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

Notes to Consolidated Financial Statements

 Asset Retirement Obligations

The Company’s asset retirement obligation liabilities primarily consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Asset retirement obligations are initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows, in the period in which it is incurred. The estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed is reviewed periodically by the Company’s management and engineers. In estimating future cash flows, the Company considers the estimated current cost of reclamation and applies inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on behalf of the Company. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Accretion expense is included in cost of produced coal. To the extent there is a difference between the liability recorded and the cost incurred, a gain or loss upon settlement is recognized.  The following reconciles the Company’s asset retirement obligation at December 31, 2008 and 2007 (in thousands):

	2008	2007
Asset retirement obligation at beginning of year	$34,318	29,714
Liabilities incurred	5,508	3,547
Revisions in estimated cash flows	-	245
Accretion expense	2,768	2,270
Liabilities settled	(1,085)	(1,458)
Asset retirement obligation at end of year	41,509	34,318
Less amount included in other current liabilities	(5,100)	(2,030)
Total non-current liability	$36,409	32,288

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends.  The net losses that the Company has incurred in each of the last three fiscal years and the negative gross margins in the three most recent fiscal years were considered to be a triggering event. Accordingly, the Company performed an impairment analysis for all periods presented to determine whether or not the carrying amount of its long-lived assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  The Company did not recognize any impairment charges during the periods presented.

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company records interest and penalties, if any, associated with income taxes as a component of income tax expense.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive loss at December 31, 2008, includes a $19.9 million actuarial loss on the Company’s pension plan and a $0.2 million actuarial gain on its black lung obligation.  The accumulated other comprehensive income at December 31, 2007, includes a $4.2 million actuarial loss on the Company’s pension plan and a $6.1 million actuarial gain on its black lung obligation.

The Company adopted FASB No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158) on December 31, 2006. The impact of adopting the provisions of SFAS 158, that required the recognition of the under funded status of our defined benefit plan and unrecognized portion of our black lung obligation was to decrease accumulated other comprehensive income by $2.3 million. SFAS 158 also required a change in the measurement date of our benefit obligation from September 30 to December 31; the impact of this change as of December 31, 2006 was to increase accumulated other comprehensive income by $1.0 million and increase the accumulated deficit by $0.3 million.

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

The Company accrues for workers’ compensation benefits by recognizing a liability when it is probable that the liability has been incurred and the cost can be reasonably estimated. The Company provides information to independent actuaries, who after review and consultation with the Company with regards to actuarial assumptions, including the discount rate, prepare an estimate of the liabilities for workers’ compensation benefits.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Health Claims

Company is self-insured for certain health care coverage. The cost of this self-insurance program is accrued based upon estimates of the costs for known and anticipated claims. The Company recorded an estimated amount to cover known claims and claims incurred but not reported of $2.8 million and $2.6 million as of December 31, 2008 and 2007, respectively, which is included in accrued salaries, wages, and employee benefits.

Equity-Based Compensation Plan

The Company stock compensation expense is based on estimated grant-date fair values. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award.  The Company’s estimated future forfeiture rates are based on its historical experience.

Effective January 1, 2006, the Company adopted FASB No. 123R, Share-Based Payments (SFAS 123R).  Adoption of this standard resulted in amounts previously classified as deferred stock based compensation in the consolidated statements of changes in shareholders’ equity and comprehensive income (loss) to be reclassified as a component of paid in capital as of the adoption date.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in order to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP). Significant estimates made by management include the valuation allowance for deferred tax assets, asset retirement obligations and amounts accrued related to the Company’s workers’ compensation, black lung, pension and health claim obligations. Actual results could differ from these estimates.

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

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force No. 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s unvested restricted stock awards are considered “participating securities” because they contain non-forfeitable rights to dividends. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted.  The Company has not completed its evaluation of the impact of the adoption of FSP EITF 03-6-1, but expects that adoption will result in an increase in its basic shares outstanding and, due to the requirement to retroactively adopt the standard, expects that there will be a decrease in previously reported net loss per share amounts.

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

(3)	Other Current Liabilities

Other current liabilities at December 31, 2008 and 2007 are as follows (in thousands):

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2008	2007
Accrued Interest and amendment fees	$6,689	1,536
Current portion of asset retirement obligation	5,100	2,030
Accrued royalties and other	7,376	3,828
	$19,165	7,394

(4)	Long Term Debt and Interest Expense

Long-term debt is as follows at December 31, 2008 and 2007 (in thousands):

	2007	2007
Senior Notes	$150,000	$150,000
Revolver	18,000	-
Term Facility	-	38,800
Total long-term debt	168,000	188,800
Less amounts classified as current	18,000	1,600
Total long-term debt, less current maturities	$150,000	$187,200

Scheduled maturities of long-term debt are as follows (in thousands):

Year ended December 31:
2009	$18,000
2010	-
2011	-
2012	150,000
$168,000

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

In May 2008, the Company entered into the Third Amendment to the Term Credit Agreement and the Second Amendment to the Revolving Credit Agreement and in November 2008, the Company entered into the Fourth Amendment to the Term Credit Agreement and the Third Amendment to the Revolving Credit Agreement (collectively the Credit Amendments).  The Credit Amendments waived defaults under the Facilities as of March 31, 2008 and September 30, 2008, prospectively waived or modified certain existing financial covenants under the Facilities, increased the fee on the unused portion of Revolver to 0.75% and increased the usage rates of the Letter of Credit Facility by amounts ranging from 3.0% to 7.0% at designated periods from October 1, 2008 to the Letter of Credit Facility’s maturity date.  In 2008, the Company expensed and paid approximately $7.8 million of costs associated with the Credit Amendments.  In 2008, the Company also expensed and had unpaid fees of approximately $5.5 million of costs associated with the Credit Amendments.  The expenses associated with the amendments to the Credit Amendments are included in charges associated with the repayment and amendment of debt in the consolidated financials statements for the year ended December 31, 2008.

The following is a summary of significant terms of the Facilities, as amended, as of December 31, 2008.

	Revolver	Letter of Credit Facility
Maturity	February 2012(c)	February 2013
Interest/Usage Rate	Company’s option of Base Rate(a) plus 1.75% or LIBOR plus 2.75% per annum	10.0% effective January 1, 2009; and 12.5% effective April 1, 2009 to the Letter of Credit Facility’s maturity date.
Maximum Availability	Lesser of $35.0 million and the borrowing base (b)	$60.0 million
Periodic Principal Payments	None	Not applicable

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 0.5%, and (2) the prime rate.
(b)
The Revolver’s borrowing base is the sum of up to 85% of the eligible accounts receivable plus the lesser of (1) up to 60% of eligible inventory and (2) up to 85% of the net orderly liquidation value of eligible inventory; minus reserve from time to time set by administrative agent.  Amount available is also subject to a minimum liquidity covenant.

(c)	The Revolver is classified as current on our balance sheet based on our intent to pay the balance within the next year.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Revolver provides that the Company can use up to $10.0 million of the Revolver availability to issue letters of credit. The Revolver provides for a 2.75% fee on any outstanding letters of credit issued under the Revolver and a 0.75% fee on the unused portion of the Revolver. The Facilities require certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Facilities include financial covenants that require us to maintain a minimum EBITDA, a minimum liquidity level and a maximum leverage ratio and limit capital expenditures, each as defined by the agreement. The Facilities are secured by substantially all of our assets.

As of December 31, 2008, the Company had $10.1 million of availability under its Revolver due to a seasonably low level of inventory and accounts receivable which support the borrowing base.  The Company is required to maintain minimum liquidity as defined under our credit agreements of $10 million and as a result had $0.1 million of borrowing capacity at December 31, 2008.  However, as a result of higher levels of inventory and accounts receivable, $16.2 million (unaudited) was available under its Revolver as of January 31, 2009.  As a result of the Credit Amendments, the Company was in compliance with all of the financial covenants under the Facilities and Senior Notes as of December 31, 2008.

During the 2007 and the 2008, we raised a total of approximately $126.1 million through the issuances of common shares.  As required by the Term Facility, we offered a portion of the proceeds from the issuance of the common shares in excess of $40 million to the holders of the Term Facility to redeem amounts outstanding.  The mandatory tender offers were accepted by the holders of the Term Facility and the Company repaid the outstanding balance under Term Facility ($38.2 million) and used $5.2 million of its cash to secure letters of credit under the Letter of Credit Facility.  The $5.2 million of cash used to secure the letters of credit under the Letter of Credit Facility is included in other assets on our consolidated balance sheet as of December 31, 2008. In connection with these mandatory repayments, the Company wrote-off approximately $2.4 million of unamortized financing charges on the Term Facility in the year ended December 31, 2008.  The write-off of the unamortized financing charges is included in charges associated with repayment and amendment of debt in the Company’s consolidated financial statements.

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

During the year ended December 31, 2007, the Company wrote off $2.4 million of financing charges in connection with the repayment of a Prior Senior Secured Credit Facility.  The write off of the financing charges is classified as charges associated with repayment and amendment of debt in the accompanying consolidated statements of operations.

Interest Expense

During the years ended December 31, 2008, 2007 and 2006, the Company paid $16.8 million, $18.2 million, and $14.7 million in interest, respectively.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)	Workers’ Compensation Benefits

As of December 31, 2008 and 2007, workers’ compensation benefit obligation consisted of the following (in thousands):

	2008	2007
Workers' compensation benefits	$55,777	53,592
Less current portion	9,300	9,450
Noncurrent portion of workers' compensation benefits	$46,477	44,142

Actuarial assumptions used in the determination of the liability for the self-insured portion of workers’ compensation benefits included a discount rate of 6.0%, 6.0%, and 5.4% at December 31, 2008, 2007 and 2006, respectively.

(6)	Pneumoconiosis (Black Lung) Benefits

As of December 31, 2008 and 2007, black lung benefits obligation consisted of the following (in thousands):

	2008	2007
Black lung benefits	$30,568	24,134
Less current portion	1,539	2,050
Noncurrent portion of black lung benefits	$29,029	22,084

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A reconciliation of the changes in the black lung benefit obligation is as follows (in thousands):

	2008	2007
Beginning of the year black lung obligation	$24,134	26,766
Black lung actuarial liability adjustment	5,334	(4,097)
Service cost	480	388
Interest cost	1,962	1,589
Benefit payments	(1,342)	(512)
End of year accumulated black lung obligation	$30,568	24,134

The actuarial assumptions used in the determination of accumulated black lung obligations as of December 31, 2008 and 2007 included a discount rate of 5.75% and 6.5%, respectively. A 1.0% decrease in the discount rate used at December 31, 2008, would increase the black lung obligation by approximately $4.5 million.  For purposes of determining net periodic expense related to such obligations, the Company used a discount rate of 6.5%, 5.5%, and 5.1% for the years ended December 31, 2008, 2007 and 2006.

The components of net periodic benefit cost are as follows (in thousands):

	2008	2007	2006
Service cost	$480	388	523
Interest cost	1,962	1,589	1,392
Amortization of actuarial amount	(562)	(180)	293
Net periodic benefit cost	$1,880	1,797	2,208

As of December 31, 2008, the Company has a $0.2 million actuarial gain recorded in accumulated other comprehensive income (loss) on its black lung obligation.  The Company expects that it will not recognize any of this net gain during the year ended December 31, 2009.

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

Shares awarded or subject to purchase under the Plan that are not delivered or purchased, or revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance under the Plan. At December 31, 2008, there were 260,201 shares available under the Plan for future awards.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table highlights the expense related to share-based payment for the periods ended December 31 (in thousands):

	2008	2007	2006
Restricted stock	$4,813	3,535	3,600
Stock options	317	318	245
Stock based compensation	$5,130	3,853	3,845

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

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Dividend yield	0.0%	0.0%	0.0%
Expected volatility factor(1)	70.0%	50.0%	40.0%-45.0%
Weighted average expected volatility	70.0%	50.0%	43.0%
Risk-free interest rate(2)	3.4%	4.8%	4.8%-5.0%
Expected term (in years)	6.5	6.5	6.5

(1)	The Company used historical experience to estimate its volatility.
(2)	The risk-free interest rate for periods is based on U.S. Treasury yields in effect at the time of grant.

The following is a summary of performance stock, restricted stock and stock option awards:

	Performance Stock		Restricted Stock		Stock Options
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Shares	Fair Value	Shares	Fair Value	Shares	Exercise
	Outstanding	at Issue	Outstanding	at Issue	Outstanding	Price
January 1, 2006	18,750	$4.59	866,351	$17.22	236,000	$15.66
Granted	-	-	168,659	16.77	50,000	21.58
Exercised/Vested	(18,750)	4.59	(225,614)	14.84	-	-
Canceled	-	-	(69,676)	12.85	(24,999)	23.23
December 31, 2006	-	-	739,720	18.25	261,001	16.07
Granted	-	-	148,036	4.65	25,000	14.60
Exercised/Vested	-	-	(198,509)	16.37	-	-
Canceled	-	-	(12,940)	17.39	(21,667)	17.72
December 31, 2007	-	-	676,307	15.84	264,334	15.79
Granted	-	-	244,140	35.68	20,000	36.30
Exercised/Vested	-	-	(212,598)	15.62	(20,000)	27.12
Canceled	-	-	(5,800)	19.16	(3,334)	14.84
December 31, 2008	-	-	702,049	22.78	261,000	16.51

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes additional information about the stock options outstanding at December 31, 2008.

	Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in 000's)

Oustanding at December 31, 2008	$10.80-$36.30	261,000	$16.51	6.1	$ 703

Exercisable at December 31, 2008	$10.80-$33.57	189,337	$15.08	5.7	$ 555

Vested and expected to vest at December 31, 2008		261,000	$16.51	6.1	$ 703

(1) The difference between a stock award's exercise price and the underlying stock's market price at December 31, 2008.
No value is assigned to stock awards whose option price exceeds the the stock's market price at December 31, 2008.

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of December 31, 2008.

		Weighted Average
		Remaining Period
	Unearned	Of Expense
	Compensation	Recognition
	(in 000's)	(in years)
Stock Options	$506	1.7
Restricted Stock	12,255	2.4
Total	$12,761

(8)	Income Taxes

Income tax benefit consists of (in thousands):

	2008	2007	2006
Current:
Federal	$-	-	(2,686)
State	(277)	728	529
	(277)	728	(2,157)
Deferred:
Federal	53	(16,320)	(17,203)
State	(49)	(2,252)	(7,791)
	4	(18,572)	(24,994)
	$(273)	(17,844)	(27,151)

A reconciliation of income taxes computed at the statutory federal income tax rate to the expense or benefit for income taxes included in the consolidated statements of operations is presented below:

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2008		2007		2006

Federal income taxes at statutory rates	(34.0	) %	(34.0	) %	(34.0	) %
Percentage depletion	(3.8)		(3.8)		(8.9)
Other permanent items	-		-		0.9
Effect of state tax rate change, net	(0.1)		-		(3.9)
Change in valuation allowance	39.2		13.2		-
State income taxes, net of federal	(2.4)		(1.9)		(5.2)
Other, net	0.8		1.7		0.2
	(0.3	) %	(24.8	) %	(50.9	) %

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below (in thousands):

	2008	2007
Deferred tax assets:
Accruals for financial reporting purposes, principally workers' compensation and black lung obligations	$50,523	46,125
Net operating loss carryforwards	84,930	56,705
Accumulated comprehensive income items	7,012	-
Total gross deferred tax assets	142,465	102,830
Less valuation allowance	54,299	8,798
Net deferred tax asset	88,166	94,032
Deferred tax liabilities - property, plant and equipment, principally due to differences in depreciation, depletion and amortization	82,915	88,776
Net deferred asset (liability)	$5,251	5,256

The net deferred tax asset is included in other assets.  The valuation allowance is based on an assumption that not all of the gross deferred tax asset recorded will more likely than not be realized.

At December 31, 2008, the Company has consolidated NOLs for federal income tax purposes of approximately $235 million that expire beginning in 2023 and consolidated Kentucky net operating loss carryforwards of approximately $111 million which expire beginning in 2023. Approximately $170 million of the federal NOLs and $85 million of the state NOLs are limited in the amount that can be used in a given year by Section 382 of the internal revenue tax code.  Prior to application of the valuation allowance, these net operating loss carryforwards generate a combined federal and state tax benefit of approximately $84.9 million.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax returns in Virginia, Kentucky and Indiana as “major” tax jurisdictions. The only periods subject to examination for the Company’s federal return are the 2005 through 2008 tax years. The periods subject to examination for the Company’s state returns in Virginia are years 2005 through 2008; Kentucky are years 2004 through 2008 and Indiana are years 2005 through 2008. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position.  Therefore, no reserves for uncertain income tax positions have been recorded.

The Company received $0.1 million of income tax refunds during 2008.  The Company received no income tax refunds during 2007.  During the year ended December 31, 2006, the Company received income tax refunds of $3.1 million.  The income tax benefit includes $0.0 million and $0.2 million of interest and penalties for the year ended December 31, 2008 and 2007, respectively.

(9)	Employee Benefit Plans

Defined Benefit Pension Plan

In 2007, the Company froze pension plan benefit accruals for all employees covered under its qualified non-contributory defined benefit pension plan.  Prior to being frozen the pension plan covered substantially all employees in the Company’s CAPP and corporate segments (as defined in Note 15) who met certain length of service requirements.  The Company’s funding policy is to contribute annually an amount at least equal to the minimum funding requirements actuarially determined in accordance with the Employee Retirement Income Security Act of 1974.

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

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.  This evaluation resulted in the selection of the 7.5% long-term rate of return on assets assumption for the year ended December 31, 2008.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The fair value of the major categories of qualified defined benefit pension plan assets includes the following (in thousands):

	2008		2007
	Amount	Percentage	Amount	Percentage
Equity securities	$25,817	60.7%	$40,271	68.8%
Debt securities	16,462	38.7%	17,782	30.4%
Other (includes cash and cash equivalents)	271	0.6%	498	0.8%
	$42,550	100.0%	$58,551	100.0%

The following table sets forth changes in the plan’s benefit obligations, changes in the fair value of plan assets, and funded status at December 31, 2008 and 2007 (in thousands):

	2008	2007
Change in benefit obligation:
Projected benefit obligation at beginning of year	$63,974	66,885
Service cost	-	2,173
Interest cost	3,645	3,611
Actuarial (gain) loss	(2,530)	192
Gain on curtailment	-	(6,110)
Benefits paid	(2,847)	(2,777)
Projected benefit obligation at end of year	$62,242	63,974
Change in plan assets:
Fair value of plan assets at beginning of year	$58,551	53,874
Actual return on plan assets	(13,837)	2,762
Employer contributions	683	4,692
Benefits paid	(2,847)	(2,777)
Fair value of plan assets at end of year	$42,550	58,551
Reconciliation of funded status:
Funded status	$(19,692)	(5,423)
Net amount recognized	$(19,692)	(5,423)
Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(19,693)	(5,423)

The accumulated benefit obligation of the plan was $62.2 million and $64.0 million as of December 31, 2008 and 2007, respectively. Company contributions in 2009 are expected to be approximately $1.6 million.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of net periodic benefit cost and benefits paid by period are as follows (in thousands):

	2008	2007	2006
Service cost	$-	2,173	2,497
Interest cost	3,645	3,611	3,217
Expected return on plan assets	(4,358)	(4,203)	(3,390)
Gain on curtailment	-	(6,110)	-
Net periodic benefit cost	$(713)	(4,529)	2,324

Benefits paid	$2,847	2,777	2,442

As of December 31, 2008 and 2007, the Company had a $19.9 million and a $4.2 million net actuarial loss recorded in accumulated other comprehensive loss on its defined benefit plan.  The Company expects to recognize $1.6 million of the net actuarial loss in the year ended December 31, 2009.

The weighted-average assumptions used to determine the pension benefit obligations are as follows:

	2008	2007
Discount rate	6.00%	5.80%
Expected return on plan assets	7.50%	7.50%
Measurement date	December 31, 2008	December 31, 2007

The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

		Three Months	Nine months
		Ended	Ended
		December 31,	September 30,
	2008	2007	2007	2006
Discount rate	5.80%	6.00%	5.55%	5.25%
Expected return on plan assets	7.50%	7.50%	7.50%	7.50%
Rate of compensation increase	Not applicable	Not applicable	4.00%	4.00%
Measurement date	December 31, 2008	September 30, 2007	October 1, 2006	October 1, 2005

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following benefit payments are expected to be paid (based on the assumptions described above (in thousands)).

Year ended December 31:
2009	$2,469
2010	2,637
2011	2,836
2012	3,000
2013	3,192
2014-2017	18,811

Savings and Profit Sharing Plan

The Company sponsors defined contribution pension plans and profit sharing plans.  All U.S. employees are eligible for at least one of the Company’s plans. The Company’s contributions vary depending on the plan and cannot exceed the maximum allowable for tax purposes. The Company recognized approximately $3.7 million, $3.6 million and $3.4 million of expense relating to these plans for the years ended December 31, 2008, 2007 and 2006, respectively.

(10)	Major Customers

During 2008, approximately 48% of total revenues were from two customers, the largest of which represented 36% of revenues.  During 2007, approximately 47% of total revenues were from two customers, the largest of which represented 28% of revenues.  During 2006, approximately 41% of total revenues were from two customers, the largest of which represented 25% of revenues.  These customers for 2008, 2007 and 2006 are both included in the CAPP segment in Note 15.

(11)	Leases

The Company leases equipment and various other properties under non-cancelable long-term leases, expiring at various dates. Certain leases contain options that would allow the Company to extend the lease or purchase the leased asset at the end of the base lease term. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2008 were as follows (in thousands):

Operating
leases
Year ended December 31:
2009	$6,368
2010	3,425
2011	1,086
2012	234
2013	239
Thereafter	164
$11,516

The Company incurred rent expense on equipment and offices space of approximately $10.7 million, $7.3 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(12)	Commitments and Contingencies

Future minimum royalty commitments under coal lease agreements at December 31, 2008 were as follows (in thousands):

Royalty commitments
Year ended December 31:
2009	$24,411
2010	24,161
2011	23,612
2012	30,596
2013	30,550
2014 and thereafter	141,932
$275,262

Certain coal leases do not have set expiration dates but extend until completion of mining of all merchantable and mineable coal reserves.  For purposes of this table, we have generally assumed that minimum royalties on such leases will be paid for a period of ten years.

Certain coal leases require payment based on minimum tonnage, for these contracts an average sales price of $90.00 per ton was used to project the future commitment.

The Company has established irrevocable letters of credit totaling $60.0 million as of December 31, 2008 to guarantee performance under certain contractual arrangements.  The letters of credit were issued under the Letter of Credit Facility (Note 4).

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings (loss) per share (in thousands):

	For the Years ended December 31,
	2008	2007	2006
Weighted average number of common shares outstanding:
Basic	24,520	16,412	15,849
Effect of dilutive instruments	-	-	-
Diluted	24,520	16,412	15,849

For periods in which there was a loss, the Company has excluded from its diluted loss per share calculation options to purchase shares with underlying exercise prices less than the average market prices and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per share.   The excluded instruments would have increased the diluted weighted average number of common shares by approximately 0.8 million, 0.7 million and 0.9 million for the years ended December 31, 2008, 2007, and 2006, respectively.

(14)	Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information. As of December 31, 2008 and 2007, except for long-term debt obligations, the carrying amounts of all financial instruments approximate their fair values due to their short maturities.

The Company believes that the fair value of its Senior Notes was $112.1 million and $132.0 million at December 31, 2008 and 2007, respectively, based on available market information at that date.  The Company believes that the carrying amount of the Revolver approximated the fair value at December 31, 2008, due to the variable interest rate and recent amendment to that facility.  The Company believes that the fair value of its Term Loan was $38.2 million at December 31, 2007, based on available market information at that date.

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Years Ended
	December 31,
	2008	2007	2006
Revenues
CAPP	$467,609	429,283	472,100
Midwest	100,898	91,277	92,691
Corporate	-	-	-
Total	$568,507	520,560	564,791

Depreciation, depletion and amortization
CAPP	$55,979	56,506	60,040
Midwest	14,218	15,199	14,411
Corporate	80	151	111
Total	$70,277	71,856	74,562

Total operating income (loss)
CAPP	$(35,861)	(30,841)	(20,425)
Midwest	(10,296)	(3,276)	(512)
Corporate (2)	(18,493)	(16,626)	(16,500)
Total	$(64,650)	(50,743)	(37,437)

Interest Income (1)
Corporate	$(469)	(471)	(366)
Total	$(469)	(471)	(366)

Interest Expense (1)
Corporate	$17,746	19,764	16,782
Total	$17,746	19,764	16,782

Income tax benefit (1)
Corporate	$(273)	(17,844)	(27,151)
Total	$(273)	(17,844)	(27,151)

Net earnings (loss) (1)
CAPP	$(35,861)	(30,841)	(20,425)
Midwest	(10,296)	(3,276)	(512)
Corporate (2)	(49,836)	(19,898)	(5,232)
Total	$(95,993)	(54,015)	(26,169)

(1) The Company does not allocate interest income, interest expense or income taxes to its segments.
(2) Corporate includes a $6.1 million gain on curtailment of the pension plan (note 9) in the year ended December 31, 2007.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31,
	2008	2007
Total Assets
CAPP	$336,631	326,571
Midwest	89,792	93,982
Corporate	37,123	18,734
Total	$463,546	439,287

Goodwill
CAPP	$-	-
Midwest	26,492	26,492
Corporate	-	-
Total	$26,492	26,492

	Years Ended
	December 31,
Capital Expenditures	2008	2007	2006
CAPP	$66,467	42,379	53,906
Midwest	8,167	6,564	8,585
Corporate	63	400	16
Total	$74,697	49,343	62,507

(16)   Quarterly Information (Unaudited)

Set forth below is the Company’s quarterly financial information for the previous two fiscal years (in thousands):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Total revenue	$138,188	137,703	151,842	140,774
Gross profit (loss)	(4,832)	(8,716)	(4,189)	(11,921)
Loss from operations	(12,166)	(17,448)	(13,246)	(21,790)
Loss before taxes	(16,688)	(24,006)	(21,712)	(33,860)
Net loss	(16,688)	(24,006)	(21,712)	(33,587)
Loss per share (Basic and Diluted):	$(0.78)	(0.97)	(0.86)	(1.26)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Total revenue	$132,435	131,936	130,052	126,137
Gross profit (loss)	(486)	(8,450)	(466)	(9,150)
Loss from operations	(7,961)	(16,138)	(8,528)	(18,116)
Loss before taxes	(14,544)	(21,027)	(13,613)	(22,675)
Net loss	(7,255)	(18,613)	(9,696)	(18,451)
Loss per share (Basic and Diluted):	$(0.46)	(1.17)	(0.60)	(1.04)

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the  27th day of February, 2009.

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