Form 10-Q
period 2009-03-31
James River Coal CO
filed 2009-05-04
CIK 1297720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    ☐             No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes    ☒             No    ☐

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 15, 2009 was 27,620,304.

FORM 10-Q INDEX
		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations for the three months ended	4
	March 31, 2009 and 2008

	Condensed Consolidated Statements of Changes in Shareholders’ Equity and	6
	Comprehensive Income (Loss) for the three months ended March 31, 2009 and the year
	ended December 31, 2008

	Condensed Consolidated Statements of Cash Flows for the three months ended	7
	March 31, 2009 and 2008

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	28

Item 4.	Controls and Procedures.	28

PART II OTHER INFORMATION		29

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	40

Item 3.	Defaults Upon Senior Securities.	40

Item 4.	Submission of Matters to a Vote of Security Holders.	40

Item 5.	Other Information.	40

Item 6.	Exhibits.	41

SIGNATURES		42

PART I                               FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2009	December 31, 2008
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$9,769	3,324
Receivables:
Trade	51,368	33,086
Other	207	475
Total receivables	51,575	33,561
Inventories:
Coal	22,607	6,847
Materials and supplies	10,392	9,581
Total inventories	32,999	16,428
Prepaid royalties	4,318	2,803
Other current assets	2,646	5,094
Total current assets	101,307	61,210
Property, plant, and equipment, at cost:
Land	7,114	6,693
Mineral rights	230,686	229,841
Buildings, machinery and equipment	330,278	320,982
Mine development costs	41,579	39,596
Total property, plant, and equipment	609,657	597,112
Less accumulated depreciation, depletion, and amortization	268,516	252,264
Property, plant and equipment, net	341,141	344,848
Goodwill	26,492	26,492
Other assets	27,832	30,996
Total assets	$496,772	463,546

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2009	December 31, 2008
Liabilities and Shareholders' Equity	(unaudited)

Current liabilities:
Current maturities of long-term debt (note 2)	$9,000	18,000
Accounts payable	58,989	57,068
Accrued salaries, wages, and employee benefits	9,132	6,642
Workers' compensation benefits	9,300	9,300
Black lung benefits	1,539	1,539
Accrued taxes	9,536	4,457
Other current liabilities	19,511	19,165
Total current liabilities	117,007	116,171
Long-term debt, less current maturities	150,000	150,000
Other liabilities:
Noncurrent portion of workers' compensation benefits	47,504	46,477
Noncurrent portion of black lung benefits	29,621	29,029
Pension obligations	19,827	19,693
Asset retirement obligations	36,916	36,409
Other	572	529
Total other liabilities	134,440	132,137
Total liabilities	401,447	398,308

Commitments and contingencies (note 4)
Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares;
issued and outstanding 27,393,493 and 27,393,493 shares
as of March 31, 2009 and December 31, 2008, respectively	274	274
Paid-in-capital	273,880	272,366
Accumulated deficit	(159,541)	(187,712)
Accumulated other comprehensive loss	(19,288)	(19,690)
Total shareholders' equity	95,325	65,238

Total liabilities and shareholders' equity	$496,772	463,546

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Revenues	$192,121	138,188
Cost of sales:
Cost of coal sold	132,707	125,730
Depreciation, depletion and amortization	14,473	17,290
Total cost of sales	147,180	143,020
Gross profit (loss)	44,941	(4,832)
Selling, general and administrative expenses	9,287	7,334
Total operating income (loss)	35,654	(12,166)
Interest expense (note 2)	4,053	4,889
Interest income	(25)	(88)
Miscellaneous income, net	(54)	(279)
Total other expense, net	3,974	4,522
Income (loss) before income taxes	31,680	(16,688)
Income tax expense	3,509	-
Net income (loss)	$28,171	(16,688)
Earnings (loss) per common share (note 5)
Basic earnings (loss) per common share	$1.03	(0.78)
Diluted earnings (loss) per common share	$1.03	(0.78)

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’
Equity and Comprehensive Income (Loss)
(in thousands)
(unaudited)

Predecessor Company	Common stock shares	Common stock par value	Paid-in- capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total

Balances, January 1, 2008	21,906	$219	159,403	(91,719)	1,871	69,774
Net loss	-	-	-	(95,993)	-	(95,993)
Amortization of black lung liability	-	-	-	-	(562)	(562)
Black lung obligation adjustment	-	-	-	-	(5,334)	(5,334)
Pension liability adjustment	-	-	-	-	(15,665)	(15,665)
Comprehensive loss						(117,554)
Issuance on common stock, net of offering costs of $421	4,913	49	93,771	-	-	93,820
Common stock issued for acquisition of mineral rights (note 2)	388	4	15,996	-	-	16,000
Issuance of restricted stock awards, net of forfeitures	238	2	(2)	-	-	-
Repurchase of shares for tax withholding	(72)	-	(2,474)	-	-	(2,474)
Exercise of Stock Options	20	-	542	-	-	542
Stock based compensation	-	-	5,130	-	-	5,130
Balances, December 31, 2008	27,393	274	272,366	(187,712)	(19,690)	65,238
Net Income	-	-	-	28,171	-	28,171
Amortization of pension liability	-	-	-	-	402	402
Comprehensive income	-	-	-	-	-	28,573
Stock based compensation	-	-	1,514	-	-	1,514
Balances, March 31, 2009	27,393	$274	273,880	(159,541)	(19,288)	95,325

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income (loss)	$28,171	(16,688)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation, depletion, and amortization	14,473	17,290
Accretion of asset retirement obligations	793	664
Amortization of deferred financing costs	293	396
Stock-based compensation	1,514	984
Gain on sale or disposal of property, plant, and equipment	-	(174)
Changes in operating assets and liabilities:
Receivables	(18,014)	(2,358)
Inventories	(14,883)	(1,807)
Prepaid royalties and other current assets	933	845
Other assets	2,871	263
Accounts payable	1,921	(8,152)
Accrued salaries, wages, and employee benefits	2,490	1,526
Accrued taxes	5,079	1,192
Other current liabilities	229	4,699
Workers' compensation benefits	1,027	134
Black lung benefits	592	353
Pension obligations	536	(178)
Asset retirement obligation	(210)	(62)
Other liabilities	43	45
Net cash provided by (used in) operating activities	27,858	(1,028)
Cash flows from investing activities:
Additions to property, plant, and equipment	(12,413)	(9,310)
Proceeds from sale of property, plant, and equipment	-	1,014
Net cash used in investing activities	(12,413)	(8,296)
Cash flows from financing activities:
Borrowings under Revolver	5,000	4,000
Repayments under Revolver	(14,000)	(4,000)
Repayment of long-term debt	-	(400)
Net proceeds from issuance of common stock	-	50,083
Net cash provided by (used in) financing activities	(9,000)	49,683
Increase in cash	6,445	40,359
Cash at beginning of period	3,324	5,413
Cash at end of period	$9,769	45,772

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies and Other Information

Description of Business and Principles of Consolidation

The Company mines, processes and sells bituminous, steam- and industrial-grade coal through five operating complexes located throughout eastern Kentucky and one in southern Indiana. Substantially all coal sales and account receivables relate to the electric utility and industrial markets.

The interim condensed consolidated financial statements of James River Coal Company and subsidiaries presented in this report are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2008. The balances presented as of or for the year ended December 31, 2008 are derived from the Company’s audited consolidated financial statements.

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

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s unvested restricted stock awards are considered “participating securities” because they contain non-forfeitable rights to dividends. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all prior-period earnings per share data presented has been adjusted retrospectively (note 5).

(2)	Long Term Debt and Interest Expense

Long-term debt is as follows (amounts in thousands):

	March 31, 2009	December 31, 2008
Senior Notes	$150,000	$150,000
Revolver	9,000	18,000
Total long-term debt	159,000	168,000
Less amounts classified as current	9,000	18,000
Total long-term debt, less current maturities	$150,000	$150,000

Senior Notes

The $150.0 million of Senior Notes are due on June 1, 2012 (the Senior Notes).  The Senior Notes are unsecured and accrue interest at 9.375% per annum.  Interest payments on the Senior Notes are required semi-annually.  The Company may redeem the Senior Notes, in whole or in part, at any time on or after June 1, 2009 at redemption prices ranging from 104.86% in 2009 to 100% in 2011.

The Senior Notes limit the Company’s ability, among other things, to pay cash dividends.  In addition, if a change of control occurs (as defined in the Indenture), each holder of the Senior Notes will have the right to require the Company to repurchase all or a part of the Senior Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of repurchase.

Senior Secured Credit Facilities

In 2007, the Company entered into a $35.0 million Revolving Credit Agreement (the Revolver) and a Term Credit Agreement (collectively the Facilities). The Term Credit Agreement consists of a term facility (the Term Facility) and a $60.0 million letter of credit facility (the Letter of Credit Facility).  The Company repaid the outstanding balance of the Term Facility in October 2008 and used $5.2 million of the Company’s cash to secure letters of credit under the Letter of Credit Facility.  The $5.2 million of cash used to secure the letters of credit under the Letter of Credit Facility is included in other assets the Company’s consolidated balance sheets as of March 31, 2009 and December 31, 2008.  The Letter of Credit Facility does not constitute a loan to the Company and accordingly is not available for borrowing by the Company.  The Letter of Credit Facility supports the issuance of up to $60.0 million of letters of credit by the Company.

The following is a summary of significant terms of the Facilities, as amended, as of March 31, 2009.

	Revolver	Letter of Credit Facility
Maturity	February 2012(c)	February 2013
Interest/Usage Rate	Company’s option of Base Rate(a) plus 1.75% or LIBOR plus 2.75% per annum	10.0% effective January 1, 2009; and 12.5% effective April 1, 2009 to the Letter of Credit Facility’s maturity date.
Maximum Availability	Lesser of $35.0 million or the borrowing base (b)	$60.0 million
Periodic Principal Payments	None	Not applicable

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 0.5%, and (2) the prime rate.
(b)
The Revolver’s borrowing base is the sum of up to 85% of the eligible accounts receivable plus the lesser of (1) up to 60% of eligible inventory and (2) up to 85% of the net orderly liquidation value of eligible inventory; minus reserve from time to time set by administrative agent.  Amount available is also subject to a minimum liquidity covenant.

(c)	The Revolver is classified as current on our consolidated balance sheet based on our intent to pay the balance within the next year.

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

As of March 31, 2009, the Company had $35.0 million of availability under its Revolver.   We are required to maintain minimum liquidity as defined under our credit agreements of $10.0 million and as a result had $16.0 million of borrowing capacity at March 31, 2009.  The Company was in compliance with all of the financial covenants under the Facilities and Senior Notes as of March 31, 2009.

Interest Expense and Other

During the three months ended March 31, 2009 and 2008, the Company paid $0.5 million and $1.0 million in interest, respectively.

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

Shares awarded or subject to purchase under the Plan that are not delivered or purchased, or revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance under the Plan. At March 31, 2009, there were 260,201 shares available under the Plan for future awards.

The following table highlights the expense related to share-based payment for the periods ended March 31 (in thousands):

	Three months ended
	March 31,
	2009	2008
Restricted stock	$1,435	$905
Stock options	79	79
Stock based compensation	$1,514	$984

The fair value of the restricted stock outstanding and issued is equal to the value of shares at the grant date.  At this time, the Company does not expect any of its restricted shares or options to be forfeited before vesting. The fair value of stock options was estimated using the Black-Scholes option pricing model.

The following is a summary of restricted stock and stock option awards for the three months ended March 31, 2009:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
	Number of	Fair Value	Number of	Exercise
	Shares	at Issue	Shares	Price
December 31, 2008	702,049	$22.78	261,000	$16.51
Granted	-	-	-	-
Exercised/Vested	-	-	-	-
Canceled	-	-	-	-
March 31, 2009	702,049	22.78	261,000	16.51

The following table summarizes additional information about the stock options outstanding at March 31, 2009.

	Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in 000's)

Outstanding at March 31, 2009	$10.80-$36.30	261,000	$16.51	5.9	$ 231

Exercisable at March 31, 2009	$10.80-$33.57	189,337	$15.08	5.5	$ 185

Vested and expected to vest at March 31, 2009		261,000	$16.51	5.9	$ 231

(1) The difference between a stock award's exercise price and the underlying stock's market price at March 31, 2009.
No value is assigned to stock awards whose option price exceeds the stock's market price at March 31, 2009.

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of March 31, 2009.

		Weighted Average
		Remaining Period
	Unearned	Of Expense
	Compensation	Recognition
	(in 000's)	(in years)
Stock Options	$426	1.5
Restricted Stock	10,818	2.2
Total	$11,244

(4)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $60.0 million as of March 31, 2009 to guarantee performance under certain contractual arrangements.  The letters of credit were issued under the Company’s Letter of Credit Facility (see note 2).

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(5)	Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period and, when dilutive, potential common shares from the exercise of stock options and restricted common stock subject to continuing vesting requirements, pursuant to the treasury stock method.

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended
	March 31,	March 31,
	2009	2008

Basic earnings per common share
Net income (loss)	$28,171	(16,688)
Income allocated to participating securities	(722)	-
Net income (loss) available to common shareholders	$27,449	(16,688)

Weighted average number of common and
common equivalent shares outstanding
Basic number of common shares outstanding	26,692	21,492
Dilutive effect of unvested restricted stock (participating
securities)	701	-
Dilutive effect of stock options	23	-
Diluted number of common shares and
common equivalent shares outstanding	27,416	21,492

Basic earnings (loss) per common share	$1.03	(0.78)

Diluted net income per common share
Net income (loss)	$28,171	(16,688)
Income allocated to participating securities	-	-
Net income (loss) available to potential common
shareholders	$28,171	(16,688)

Diluted net earnings (loss) per share	$1.03	(0.78)

For periods in which there was a loss, the Company has excluded from its diluted loss per share calculation options to purchase shares with underlying exercise prices less than the average market prices and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per share.  The excluded instruments would have increased the diluted weighted average number of common shares by approximately 0.7 million for the three months March 31, 2008.  In addition, in periods of net losses, the Company has not allocated any portion of such losses to participating securities holders for its basic loss per share calculation as such participating securities holders are not contractually obligated to fund such losses.

(6)	Pension Expense

In 2007, the Company froze pension plan benefit accruals for all employees covered under its qualified non-contributory defined benefit pension plan.   The components of net periodic benefit cost are as follows (amounts in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008

Interest cost	915	911
Expected return on plan assets	(775)	(1,089)
Amortization of actuarial loss	402	—
Net periodic (benefit) cost	$542	(178)

(7)	Pneumoconiosis (Black Lung) Benefits

The expense for black lung benefits consists of the following (amounts in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008

Service cost	$306	120
Interest cost	428	491
Amortization of actuarial gain	—	(141)
Total expense	$734	470

(8)	Segment Information

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

	Three Months Ended
	March 31,
	2009	2008
Revenues
CAPP	$167,635	$115,479
Midwest	24,486	22,709
Corporate	-	-
Total	$192,121	$138,188

Depreciation, depletion and amortization
CAPP	$11,157	$13,539
Midwest	3,301	3,717
Corporate	15	34
Total	$14,473	$17,290

Total operating income (loss)
CAPP	$41,666	$(5,134)
Midwest	(584)	(3,110)
Corporate	(5,428)	(3,922)
Total	$35,654	$(12,166)

Net earnings (loss) (1)
CAPP	$41,666	$(5,134)
Midwest	(584)	(3,110)
Corporate	(12,911)	(8,444)
Total	$28,171	$(16,688)

(1)  Income and expense items that are not included in income (loss) from operations are not allocated to the segments.

	March 31,	December 31,
	2009	2008
Total Assets
CAPP	$386,429	336,631
Midwest	89,804	89,792
Corporate	20,539	37,123
Total	$496,772	463,546

Goodwill
CAPP	$-	-
Midwest	26,492	26,492
Corporate	-	-
Total	$26,492	26,492

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes contained herein and the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Overview

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana. We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)). We derived 90% of our total revenues (contract and spot) in the three months ended March 31, 2009 from coals sales to electric utility customers and the remaining 10% from coal sales to industrial and other companies.

CAPP Segment

In Central Appalachia, our coal is primarily sold to customers in the southern portion of the South Atlantic region of the United States. The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware. We have been providing coal to customers in the South Atlantic region since our formation in 1988. For the three months ended March 31, 2009, CAPP produced 2.1 million tons of coal (including contract coal and purchased coal). Of the CAPP tons produced, 82% came from Company operated underground mines. For the three months ended March 31, 2009, we shipped 1.8 million tons of coal and generated coal sale revenues of $167.6 million from our CAPP segment. For the three months ended March 31, 2009, Georgia Power Company and South Carolina Public Service Authority were our largest customers, representing approximately 36% and 37% of our total revenues, respectively.  No other CAPP customer accounted for more than 10% of our total revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the three months ended March 31, 2009, our Midwest mines produced 0.8 million tons of coal. Of the Midwest tons produced, 83% came from Company operated surface mines. For the three months ended March 31, 2009, we shipped 0.8 million tons of coal and generated coal sale revenues of $24.5 million from our Midwest segment. For the three months ended March 31, 2009, our Midwest segment’s largest customer was Indiana Power and Light which represented approximately 4% of our total revenues.

Results of Operations

Three Months Ended March 31, 2009 Compared with the Three Months Ended March 31, 2008

The following tables show selected operating results for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 (in thousands except per ton amounts).

	Three Months Ended March 31
	2009		2008		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	2,631		2,922		-10%

Revenues	$192,121	73.02	$138,188	47.29	39%
Cost of coal sold	132,707	50.44	125,730	43.03	6%
Depreciation, depletion and amortization	14,473	5.50	17,290	5.92	-16%
Gross profit (loss)	44,941	17.08	(4,832)	(1.65)	N/A
Selling, general and administrative	9,287	3.53	7,334	2.51	27%

Volume and Revenues by Segment

	Three Months Ended March 31,
	2009		2008

	CAPP	Midwest	CAPP	Midwest

Volume (tons shipped)	1,844	787	2,197	725

Coal sales revenue	$167,635	24,486	115,479	22,709

Average sales price per ton	$90.91	31.11	52.56	31.32

Coal sales revenue for the three months ended March 31, increased from $138.2 million in 2008 to $192.1 million in 2009. This increase was due to an increase in the average sales price per ton in the CAPP region and an increase in tons shipped in the Midwest region.  This increase was partially offset by a decrease in tons shipped in the CAPP region.

For the three months ended March 31, 2009, the CAPP region sold approximately 1.6 million tons of coal under long-term contracts (88% of total CAPP sales volume) at an average selling price of $91.65 per ton. For the three months ended March 31, 2008, the CAPP region sold approximately 1.0 million tons of coal under long-term contracts (44% of total CAPP sales volume) at an average selling price of $48.64 per ton.  For the three months ended March 31, 2009, the CAPP region sold 0.2 million tons of coal (12% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $85.75 per ton. For the three months ended March 31, 2008, the CAPP region sold 1.2 million tons of coal (56% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $55.60 per ton.

The Midwest’s region sales of coal were under long term contracts for both the 2009 and 2008 periods.  For the three months ended March 31, 2009, the Midwest region sold 787,000 tons at an average sales price of $31.11.  For the three months ended March 31, 2008, the Midwest region sold 725,000 tons at an average sales price of $31.32.

Operating Costs by Segment

	Three Months Ended March 31,
	2009			2008

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$111,484	21,223	-	104,110	21,620	-

Per ton	60.46	26.97	-	47.39	29.82	-

Depreciation, depletion and amortization	11,157	3,301	15	13,539	3,717	34

Per ton	6.05	4.19	-	6.16	5.13	-

Cost of Coal Sold

For the three months ended March 31, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $125.7 million in 2008 to $132.7 million in 2009.  Our cost per ton of coal sold in the CAPP region increased from $47.39 per ton in the 2008 period to $60.46 per ton in the 2009 period.  This $13.07 increase in cost per ton of coal sold was primarily the result of lower productivity due to increased federal and state regulatory scrutiny which caused an increase in labor costs as compared to prior year, an increase in machine parts and repairs costs, and the impact of increased average sales prices on our sales related costs (primarily royalties and severance taxes). The major components of this increase include an increase in the Company’s labor and benefit costs of $2.87 per ton, variable costs of $2.91 per ton and sales related costs of $4.52 per ton.    For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest decreased $2.85 per ton to $26.97 per ton in the 2009 period.  The decrease in cost per ton of coal sold was primarily due to a $2.67 decrease in variable costs.  The decrease in the variable costs was due to a decrease in diesel and explosives costs.

Depreciation, depletion and amortization

For the three months ended March 31, depreciation, depletion and amortization decreased from $17.3 million in 2008 to $14.5 million in 2009.  In the CAPP region, depreciation, depletion and amortization decreased $2.4 million to $11.2 million or $6.05 per ton.  In the Midwest, depreciation, depletion and amortization decreased $0.4 million to $3.3 million or $4.19 per ton.

Selling, general and administrative

Selling, general and administrative expenses increased from $7.3 million for the three months ended March 31, 2008 to $9.3 million for the three months ended March 31, 2009.  The increase was primarily due to higher letter of credit fees, and an increase in certain salary and benefit amounts, including stock compensation.

Income Taxes

Our effective tax rate for the three months ended March 31, 2009 and 2008 was 11.1% and 0.0%, respectively.  Our effective income tax rate is impacted primarily by changes in the amount of the valuation allowance recorded and the effects of percentage depletion.  For 2008, our effective tax rate was impacted by the conclusion that a benefit from the expected net operating loss was not more likely than not to be realized.  For 2009, we expect that a portion of the net operating loss carryforward will be utilized to reduce current tax expense, and therefore the valuation allowance will be reduced.  The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.”  As of March 31, 2009, we had a $50.7 million valuation allowance against gross deferred tax assets.  Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Liquidity and Capital Resources

The following chart reflects the components of our debt as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Senior Notes	$150,000	$150,000
Revolver	9,000	18,000
Total long-term debt	159,000	168,000
Less amounts classified as current	9,000	18,000
Total long-term debt, less current maturities	$150,000	$150,000

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

In 2007, we entered into a $35.0 million Revolving Credit Agreement (the Revolver) and a Term Credit Agreement (collectively the Facilities). The Term Credit Agreement consists of a term facility (the Term Facility) and a $60.0 million letter of credit facility (the Letter of Credit Facility).  We repaid the outstanding balance of the Term Facility in October 2008 and used $5.2 million of our cash to secure letters of credit under the Letter of Credit Facility.  The $5.2 million of cash used to secure the letters of credit under the Letter of Credit Facility is included in other assets on our consolidated balance sheets as of March 31, 2009 and December 31, 2008.   The Letter of Credit Facility does not constitute a loan and accordingly is not available for borrowing.  The Letter of Credit Facility supports the issuance of up to $60.0 million of letters of credit.

The following is a summary of significant terms of the outstanding portion of our Facilities, as amended, as of March 31, 2009.

	Revolver	Letter of Credit Facility
Maturity	February 2012(c)	February 2013
Interest/Usage Rate	Our option of Base Rate(a) plus 1.75% or LIBOR plus 2.75% per annum	10.0% effective January 1, 2009; and 12.5% effective April 1, 2009 to the Letter of Credit Facility’s maturity date.
Maximum Availability	Lesser of $35.0 million or the borrowing base (b)	$60.0 million
Periodic Principal Payments	None	Not applicable

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 0.5%, and (2) the prime rate.
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

The Revolver provides that we can use up to $10.0 million of the Revolver availability to issue letters of credit. The Revolver provides for a 2.75% fee on any outstanding letters of credit issued under the Revolver and a 0.75% fee on the unused portion of the Revolver. The Facilities require certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Facilities include financial covenants that require us to maintain a minimum EBITDA, a minimum liquidity level and a maximum leverage ratio and limits capital expenditures, each as defined by the agreement. The Facilities are secured by substantially all of our assets.

As of March 31, 2009, we had $35.0 million of availability under our Revolver.  We are currently required to maintain minimum liquidity as defined under our credit agreements of $10.0 million and as a result had $16.0 million of borrowing capacity at March 31, 2009.   At March 31, 2009, we also had $9.8 million of cash and cash equivalents.

We were in compliance with all of the financial covenants under the Facilities and Senior Notes as of March 31, 2009.  We cannot assure you that we will remain in compliance in subsequent periods.  If necessary, we will consider seeking a waiver or other alternatives to remain in compliance with the covenants.  For more detail regarding the covenants under the Facilities, see Part II - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.”

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

Net cash from operating activities reflects net income or loss adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash provided by operating activities was $27.9 million for the three months ended March 31, 2009 and net cash used by operating activities was $1.0 million for the three months ended March 31, 2008.  We had net income of $28.2 million in the three months ended March 31, 2009 as compared to a net loss of $16.7 million in the three months ended March 31, 2008.  In reconciling our net income (loss) to cash provided by operating activities, $17.1 million was added for non cash charges during 2009, as compared to a $19.2 million during 2008.  During 2009, our net income, as adjusted for non cash charges, was decreased by a $19.1 million decrease in cash from our operating assets and liabilities.  The $17.4 million change in our operating assets and liabilities for 2009, includes an $18.0 million increase in accounts receivable and a $14.9 million increase in inventory.  During 2008, our net loss, as adjusted for non cash charges, was offset by a $3.5 million decrease in cash from our operating assets and liabilities.

Net cash used in investing activities increased by $4.1 million to $12.4 million for the three months ended March 31, 2009 as compared to the same period in 2008.  Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations.

Net cash used by financing activities was $9.0 million for the three months ended March 31, 2009 and consisted of net repayments on the Revolver.  Net cash provided by financing activities was $49.7 million for the three months ended March 31, 2008. The cash provided by financing in the three months ended March 31, 2008 was primarily the result of the receipt of $50.1 million of net proceeds from the issuance of common stock.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through March 31, 2009, we estimate that, as of March 31, 2009, we controlled approximately 232.8 million tons of proven and probable coal reserves in the CAPP region and 41.6 millions tons in the Midwest region.  The following table provides additional information regarding changes to our reserves since December 31, 2008 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2008 (1)	235.1	42.0	277.1
Coal Extracted	(2.0)	(0.8)	(2.8)
Acquisitions (2)	-	0.3	0.3
Adjustments (3)	(0.3)	0.1	(0.2)
Divesture (4)	-	-	-
Proven and Probable Reserves, as of March 31, 2009 (1)	232.8	41.6	274.4

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

EBITDA and Adjusted EBITDA are also measures used by management to measure operating performance. We define EBITDA as net income (loss) plus interest expense (net), income tax expense (benefit) and depreciation, depletion and amortization. We regularly use EBITDA to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. In addition, we use EBITDA in evaluating acquisition targets. EBITDA is not a recognized term under US GAAP and is not an alternative to net income, operating income or any other performance measures derived in accordance with US GAAP or an alternative to cash flow from operating activities as a measure of operating liquidity.  Adjusted EBITDA is used in calculating compliance with our debt covenants and adjusts EBITDA for certain items as defined in our debt agreements, including stock compensation and certain bank fees.  See “Other Supplemental Information  —  Reconciliation of Non-US GAAP Measures.”

In the selling, general and administrative area, we closely monitor the gross dollars spent per mine operation and in support functions. We also regularly measure our performance against our internally-prepared budgets.

Trends In Our Business

Near-term, the global economic slowdown has lowered demand for coal which has resulted in a decline in spot coal prices.  The price of spot coal has also been impacted by a decrease in the price of competing fuel sources including oil and natural gas.  Recently, the coal industry has announced cutbacks in supply in response to decrease in demand for coal.  Due to the uncertainties in the global market place, we are unable to forecast the price or demand for coal over the next few years.  Long-term, we believe that the demand for coal worldwide will continue to be strong as supply challenges will continue in the regions that we mine coal.  We also believe that in the United States coal will continue to be one of the most economical energy sources.   A number of factors beyond our control impact coal prices, including:

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At March 31, 2009, we had $103.4 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $59.6 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $3.5 million. Recently, surety bond costs have increased and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations.  At March 31, 2009, we had $60.0 million of letters of credit outstanding.  The letters of credits were issued under our Letter of Credit Facility.  In addition, we may use up to $10 million of our $35 million Revolver for the issuance of additional letters of credit, if necessary.

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

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 6.0% at December 31, 2008.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 6.0% to 5.5%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $1.7 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of March 31, 2009 was $56.8 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.75% at December 31, 2008. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.75% to 5.25%, all other things being equal, the present value of our black lung obligation would increase by approximately $2.1 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of March 31, 2009 was $31.2 million.

Defined Benefit Pension

We have in place a non-contributory defined benefit pension plan under which all benefits were frozen in 2007.  The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments with comparable maturities. At December 31, 2008, the discount rate used to determine the obligation was 6.0%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 6.0% to 5.5%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $4.4 million.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the periods ended March 31, 2009. Significant changes to these rates would introduce volatility to our pension expense.  Our accrued pension obligation as of March 31, 2009 was $19.8 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our asset retirement obligation liabilities consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. US GAAP requires that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is our estimate of our credit adjusted risk free rate. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under US GAAP, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. US GAAP recognizes that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of March 31, 2009 was $42.1 million.

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

We recorded no tax benefit in 2008, based on the conclusion that the benefit of the 2008 net operating loss carryforward does not meet the more likely than not criteria to be realized.  In 2009, the Company expects to realize some benefit from its net operating loss carryforwards. As of March 31, 2009, the Company had recorded a $50.7 million valuation allowance against its gross deferred tax assets.

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

The estimates used to determine whether impairment has occurred to goodwill and long-lived assets are subject to a number of management assumptions.  We estimate the fair value of a reporting unit or asset group based on market prices (i.e., the amount for which the asset could be bought by or sold to a third party), when available.  When market prices are not available, we estimate the fair value of the reporting unit or asset group using the income approach and/or the market approach, which are subject to a number of management assumptions.  The income approach uses cash flow projections.  Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, approved operating budgets, expected growth rates and cost of capital.  We also make certain assumptions about future economic conditions, interest rates, and other market data.  Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods.

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

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Our unvested restricted stock awards are considered “participating securities” because they contain non-forfeitable rights to dividends. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all prior-period earnings per share data presented has been adjusted retrospectively.

Other Supplemental Information

Reconciliation of Non-US GAAP Measures

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

Adjusted EBITDA and the leverage ratio are the amounts used in our current debt covenants.  Adjusted EBITDA is defined as EBITDA further adjusted for certain cash and non-cash charges and the leverage ratio limits our debt to a multiple of adjusted EBITDA.  Adjusted EBITDA and the leverage ratio are used to determine compliance with financial covenants and our ability to engage in certain activities such as incurring additional debt and making certain payments.

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

The leverage ratio is calculated as the Company’s Senior Funded Indebtedness divided by annualized adjusted EBITDA as calculated below.  The Senior Funded Indebtedness as of March 31, 2009 is $63.8 million and includes the amounts outstanding under our revolver and amounts of the letters of credit available to be issued under our letter of credit facility as of March 31, 2009.

	Three months ended
	March 31	March 31
	2009	2008

Net income (loss)	$28,171	(16,688)
Income tax expense	3,509	-
Interest expense	4,053	4,889
Interest income	(25)	(88)
Depreciation, depletion, and amortization	14,473	17,290
EBITDA (before adjustments)	$50,181	5,403
Other adjustments specified
in our current debt agreement:
Other adjustments	3,013	2,252
Adjusted EBITDA	$53,194	7,655

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our $150 million Senior Notes have a fixed interest rate and are not sensitive to changes in the general level of interest rates.  Our Revolver has floating interest rates based on our option of either the base rate or LIBOR rate.  As of March 31, 2009, we had $9 million outstanding under the Revolver.  We currently do not use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments.  The percentage of our sales pursuant to long-term contracts was approximately 87% for the three month ended March 31, 2009.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived 90% of our total revenues (contract and spot) for the three months ended March 31, 2009 and 81% of our total revenues in 2008, from our electric utility customers. Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities). All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

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

Our Central Appalachia mines generally ship coal via rail systems. During 2008, we shipped in excess of 95% of our coal from our Central Appalachia mines via CSX. In the Midwest, we shipped approximately 63% of our produced coal by truck and the remainder via rail systems.  We believe that our 2009 transportation modes will be comparable to those used in 2008.  Our dependence upon railroads and third party trucking companies impacts our ability to deliver coal to our customers. Disruption of service due to weather-related problems, strikes, lockouts, bottlenecks and other events could temporarily impair our ability to supply coal to our customers, resulting in decreased shipments. Decreased performance levels over longer periods of time could cause our customers to look elsewhere for their fuel needs, negatively affecting our revenues and profitability.

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

In 2009, the EPA issued a finding that carbon dioxide emissions endanger the environment.  This could result in the federal government deciding to cap carbon emissions and other greenhouse gases.  Current proposals include a cap and trade system that would require the purchase of emission permits, which could be traded on the open market. These proposals will make it more costly to operate coal-fired plants and could make coal a less attractive fuel alternative to the planning and building of utility power plants in the future. To the extent that any new or proposed requirements affect our customers, this could adversely affect our operations and results.

There can be no assurance at this time that a carbon dioxide cap and trade program, a carbon tax or other regulatory regime, if implemented by the states in which our customers operate or at the federal level, will not affect the future market for coal in those regions. The permitting of new coal-fueled power plants has also recently been contested by state regulators and environmental organizations based on concerns relating to greenhouse gas emissions. Increased efforts to control greenhouse gas emissions could result in reduced demand for coal.

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

Most recently, the Environmental Protection Agency has announced publicly that it will exercise its statutory right to more actively review 404 Permitting actions by the Corps.  Such oversight could further delay and/or restrict the issuance of such Permits, either of which events could have an adverse impact on our planned surface mining operations.

We have significant reclamation and mine closure obligations. If the assumptions underlying our accruals are materially inaccurate, we could be required to expend greater amounts than anticipated.

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Under U.S. generally accepted accounting principles we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. Specifically, the fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At March 31, 2009, we had accrued $42.1 million related to estimated mine reclamation costs. These amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

We have experienced operating losses and net losses and in the years ended December 31, 2008, 2007 and 2006.  Our operating loss and net loss increased in each of these three years.  While we expect to be profitable in 2009, we must continue to carefully manage our business, including the balance of our long-term and short-term sales contracts and our production costs.  Although we seek to balance our contract mix to achieve optimal revenues over the long term, the market price of coal is affected by many factors that are outside of our control.  Our production costs have increased in recent years, and we expect higher costs to continue for the next several years.  Accordingly, we cannot assure you that we will be able to achieve profitability in the future.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.

For the three moths ended March 31, 2009, we generated approximately 90% of our total revenues from several long-term contracts and spot sales with electrical utilities, including 36% from Georgia Power Company, and 37% from South Carolina Public Service Authority. At April 20, 2009, we had coal supply agreements with these customers that expire in 2009 to 2012. The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

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

The U.S. Department of Labor, Mine Safety and Health Administration (MSHA) notifies mines that a potential pattern of violations may exist based upon initial screening and pattern criteria review by MSHA.  Upon receipt of such notifications, we conduct a comprehensive review of the operations that received the notification and prepare and submit plans to MSHA designed to enhance employee safety at the mines through better education, training, mining practices, and safety management.   Following implementation of the plans, MSHA conducts a complete inspection of each mine and further evaluates the situation and will advise whether a potential pattern of violation still exists and whether further action will be taken.   We have been notified by MSHA that a potential pattern of violation exists at one of our mines.  Failure to remediate the situation resulting in a finding that a pattern of violation exists at the mine could have a significant impact on our operations.

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

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. As of March 31, 2009, we had outstanding surety bonds with third parties for post-mining reclamation totaling $59.6 million. Furthermore, we have surety bonds for an additional $43.8 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations. Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit or other assurances of payment. However, letters of credit can be significantly more costly to us than surety bonds. The issuance of letters of credit under our senior secured credit facility also reduces amounts that we can borrow under our senior secured credit facility for other purposes. If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may be negatively affected.

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

Legislation has been proposed to the United States Congress to enact a law allowing our workers to choose union representation solely by signing election cards (“Card Check”), which would eliminate the use of secret ballots to elect union representation. While the impact is uncertain, if Card Check legislation is enacted into law, it will be administratively easier to unionize coal mines and may lead to more coal mines becoming unionized.

We have significant unfunded obligations for long-term employee benefits for which we accrue based upon assumptions, which, if incorrect, could result in us being required to expend greater amounts than anticipated.

We are required by law to provide various long-term employee benefits. We accrue amounts for these obligations based on the present value of expected future costs. We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations. At March 31, 2009, the current and non-current portions of these obligations included $31.2 million for coal workers’ black lung benefits and $56.8 million for workers’ compensation benefits.

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

We provide benefits under a defined benefit pension plan that was frozen in 2007. As of March 31, 2009, we estimated that our obligation under the pension plan was underfunded by approximately $19.8 million. If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated. The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

Our debt instruments impose a number of restrictions on us. A failure to comply with these restrictions could adversely affect our ability to borrow under our revolving credit facility or result in an event of default under our debt instruments. Our debt instruments contain financial and other covenants that create limitations on our ability to, among other things, borrow the full amount on our revolver, issue letters of credit under our letter of credit facility or incur additional debt, and require us to maintain various financial ratios and comply with various other financial covenants. These most restrictive covenants include the following:

•
The facilities require that we achieve minimum Adjusted EBITDA (as defined in the facilities as "Consolidated EBITDA").  Adjusted EBITDA is measured at the end of each quarter.  We were required to have Adjusted EBITDA for the 12 months ended March 31, 2009 of $54.1.  In order to meet the twelve month adjusted EBITDA target at March 31, 2009, we needed adjusted EBITDA of $44.2 million in the first quarter of 2009.   Our adjusted EBITDA in the first quarter of 2009 was $53.2 million.  The most directly comparable US GAAP financial measure is net income.  For the three months ended March 31, 2009, we had net income of $28.2 million.  Adjusted EBITDA is defined and reconciled to EBITDA and Net Loss under “Reconciliation of Non-GAAP Measures” in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
The facilities require that our Leverage Ratio (as defined in the facilities) not exceed a specified multiple at the end of each quarter.    The leverage ratio was permitted to be 2.2x as of March 31, 2009 and decreases further thereafter.  Our leverage ratio was 1.0X as of March 31, 2009.  Leverage ratio is defined under “Reconciliation of Non-GAAP Measures” in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
The facilities limit the Capital Expenditures (other than Mandated Capital Expenditures) (as both are defined in the facilities) that we may make or agree to make in any fiscal year.  For the fiscal year ended December 31, 2009, we can not make Capital Expenditures in excess of $66 million.  For the three months ended March 31, 2009, we made Capital Expenditures of $12.4 million,

•
The facilities require that our Minimum Liquidity (as defined in the facilities) be no less than $10.0 million at the end of each quarter.  This covenant will no longer apply when Adjusted EBITDA exceeds $75.0 million for any twelve month period ended on the last day of any fiscal quarter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about purchases by us of our equity securities during the period covered by this report.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to December-31, 2006	15,035	$9.99	N/A	N/A
October 1 to December-31, 2007	12,818	$7.90	N/A	N/A
October 1 to December-31, 2008	9,120	$19.22	N/A	N/A

(a)
The “Total Number of Shares Purchased” column consists of shares that were purchased from participants to satisfy tax withholding obligations in connection with the vesting of restricted shares pursuant to our 2004 Equity Incentive Plan.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Amendment to Bylaws

On April 28, 2009, the Board of Directors of the Company amended the Company’s Amended and Restated Bylaws (the “Bylaws”) to decrease the size of the Board from six to five directors.  A copy of the Bylaws, as amended and restated, is attached hereto as Exhibit 3.2.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit

Amended and Restated Bylaws	3.2

Certification of Chief Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.	31.1

Certification of Chief Accounting Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.	31.2

Certification of Chief Executive Officer pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.	32.1

Certification of Chief Accounting Officer pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.	32.2

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

May 4, 2009