Form 10-Q
period 2009-06-30
James River Coal CO
filed 2009-08-03
CIK 1297720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐             No    ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    ☒             No    ☐

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 20, 2009 was 27,551,964.

FORM 10-Q INDEX

PART I	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2009 and 2008	5

	Condensed Consolidated Statements of Operations for the six months ended June 30, 2009 and 2008	6

	Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the six months ended June 30, 2009 and the year ended December 31, 2008	7

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	31

Item 4.	Controls and Procedures.	32

PART II	OTHER INFORMATION	32

Item 1.	Legal Proceedings.	32

Item 1A.	Risk Factors.	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	44

Item 3.	Defaults Upon Senior Securities.	44

Item 4.	Submission of Matters to a Vote of Security Holders.	44

Item 5.	Other Information.	45

Item 6.	Exhibits.	45

		46
	SIGNATURES

PART I                                      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2009	December 31, 2008
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$1,908	3,324
Receivables:
Trade	43,058	33,086
Other	227	475
Total receivables	43,285	33,561
Inventories:
Coal	29,568	6,847
Materials and supplies	11,190	9,581
Total inventories	40,758	16,428
Prepaid royalties	5,210	2,803
Other current assets	4,652	5,094
Total current assets	95,813	61,210
Property, plant, and equipment, at cost:
Land	7,114	6,693
Mineral rights	230,932	229,841
Buildings, machinery and equipment	335,631	320,982
Mine development costs	39,960	39,596
Total property, plant, and equipment	613,637	597,112
Less accumulated depreciation, depletion, and amortization	270,679	252,264
Property, plant and equipment, net	342,958	344,848
Goodwill	26,492	26,492
Other assets	26,394	30,996
Total assets	$491,657	463,546

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2009	December 31, 2008
Liabilities and Shareholders' Equity	(unaudited)

Current liabilities:
Current maturities of long-term debt (note 2)	$-	18,000
Accounts payable	55,698	57,068
Accrued salaries, wages, and employee benefits	9,144	6,642
Workers' compensation benefits	9,300	9,300
Black lung benefits	1,539	1,539
Accrued taxes	5,403	4,457
Other current liabilities	12,156	19,165
Total current liabilities	93,240	116,171
Long-term debt, less current maturities	150,000	150,000
Other liabilities:
Noncurrent portion of workers' compensation benefits	48,629	46,477
Noncurrent portion of black lung benefits	29,698	29,029
Pension obligations	19,962	19,693
Asset retirement obligations	37,498	36,409
Other	619	529
Total other liabilities	136,406	132,137
Total liabilities	379,646	398,308

Commitments and contingencies (note 4)
Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares;
issued and outstanding 27,551,964 and 27,393,493 shares
as of June 30, 2009 and December 31, 2008, respectively	276	274
Paid-in-capital	273,985	272,366
Accumulated deficit	(143,363)	(187,712)
Accumulated other comprehensive loss	(18,887)	(19,690)
Total shareholders' equity	112,011	65,238

Total liabilities and shareholders' equity	$491,657	463,546

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2009	June 30, 2008

Revenues	$171,649	137,703
Cost of sales:
Cost of coal sold	127,721	128,867
Depreciation, depletion and amortization	15,922	17,552
Total cost of sales	143,643	146,419
Gross profit (loss)	28,006	(8,716)
Selling, general and administrative expenses	10,559	8,732
Total operating income (loss)	17,447	(17,448)
Interest expense (note 2)	3,814	4,186
Interest income	(25)	(174)
Charges associated with repayment and amendment of debt (note 2)	-	3,013
Miscellaneous income, net	(90)	(467)
Total other expense, net	3,699	6,558
Income (loss) before income taxes	13,748	(24,006)
Income tax expense (benefit)	(2,430)	-
Net income (loss)	$16,178	(24,006)
Earnings (loss) per common share (note 5)
Basic earnings (loss) per common share	$0.59	(0.97)
Diluted earnings (loss) per common share	$0.59	(0.97)

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008

Revenues	$363,770	275,891
Cost of sales:
Cost of coal sold	260,428	254,597
Depreciation, depletion and amortization	30,395	34,842
Total cost of sales	290,823	289,439
Gross profit (loss)	72,947	(13,548)
Selling, general and administrative expenses	19,846	16,066
Total operating income (loss)	53,101	(29,614)
Interest expense (note 2)	7,867	9,075
Interest income	(50)	(262)
Charges associated with repayment and amendment of debt (note 2)	-	3,013
Miscellaneous income, net	(144)	(746)
Total other expense, net	7,673	11,080
Income (loss) before income taxes	45,428	(40,694)
Income tax expense	1,079	-
Net income (loss)	$44,349	(40,694)
Earnings (loss) per common share (note 5)
Basic earnings (loss) per common share	$1.61	(1.76)
Diluted earnings (loss) per common share	$1.61	(1.76)

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’
Equity and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Common stock shares	Common stock par value	Paid-in- capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total

Balances, January 1, 2008	21,906	$219	159,403	(91,719)	1,871	69,774
Net loss	-	-	-	(95,993)	-	(95,993)
Amortization of black lung liability	-	-	-	-	(562)	(562)
Black lung obligation adjustment	-	-	-	-	(5,334)	(5,334)
Pension liability adjustment	-	-	-	-	(15,665)	(15,665)
Comprehensive loss						(117,554)
Issuance on common stock, net of offering costs of $421	4,913	49	93,771	-	-	93,820
Common stock issued for acquisition of mineral rights (note 2)	388	4	15,996	-	-	16,000
Issuance of restricted stock awards, net of forfeitures	238	2	(2)	-	-	-
Repurchase of shares for tax withholding	(72)	-	(2,474)	-	-	(2,474)
Exercise of Stock Options	20	-	542	-	-	542
Stock based compensation	-	-	5,130	-	-	5,130
Balances, December 31, 2008	27,393	274	272,366	(187,712)	(19,690)	65,238
Net Income	-	-	-	44,349	-	44,349
Amortization of pension actuarial amount	-	-	-	-	803	803
Comprehensive income						45,152
Issuance of restricted stock awards, net of forfeitures	232	2	(2)	-	-	-
Repurchase of shares for tax withholding	(78)	-	(1,540)	-	-	(1,540)
Exercise of Stock Options	5	-	75	-	-	75
Stock based compensation	-	-	3,086	-	-	3,086
Balances, June 30, 2009	27,552	$276	273,985	(143,363)	(18,887)	112,011

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income (loss)	$44,349	(40,694)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation, depletion, and amortization	30,395	34,842
Accretion of asset retirement obligations	1,586	1,335
Amortization of deferred financing costs	587	753
Stock-based compensation	3,086	2,120
Gain on sale or disposal of property, plant, and equipment	-	(206)
Write-off of deferred financing costs	-	1,125
Changes in operating assets and liabilities:
Receivables	(9,724)	(148)
Inventories	(22,286)	(4,001)
Prepaid royalties and other current assets	(1,965)	285
Other assets	4,015	206
Accounts payable	(1,370)	1,749
Accrued salaries, wages, and employee benefits	2,502	1,065
Accrued taxes	(594)	(1,052)
Other current liabilities	(7,246)	744
Workers' compensation benefits	2,152	1,130
Black lung benefits	669	688
Pension obligations	1,072	(1,039)
Asset retirement obligation	(491)	(733)
Other liabilities	90	97
Net cash provided by (used in) operating activities	46,827	(1,734)
Cash flows from investing activities:
Additions to property, plant, and equipment	(30,318)	(23,483)
Proceeds from sale of property, plant, and equipment	-	1,046
Net cash used in investing activities	(30,318)	(22,437)
Cash flows from financing activities:
Borrowings under Revolver	7,500	-
Repayments under Revolver	(25,500)	-
Repayment of long-term debt	-	(21,847)
Net proceeds from issuance of common stock	-	50,023
Debt issuance costs	-	(486)
Proceeds from exercise of stock option	75	542
Net cash provided by (used in) financing activities	(17,925)	28,232
Increase (decrease) in cash	(1,416)	4,061
Cash at beginning of period	3,324	5,413
Cash at end of period	$1,908	9,474

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies and Other Information

Description of Business and Principles of Consolidation

James River Coal Company and its wholly owned subsidiaries (collectively the Company) mine, process and sell bituminous, steam- and industrial-grade coal through five operating complexes located throughout eastern Kentucky and one in southern Indiana. Substantially all coal sales and account receivables relate to the electric utility and industrial markets.

The interim condensed consolidated financial statements of the Company presented in this report are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2008. The balances presented as of or for the year ended December 31, 2008 are derived from the Company’s audited consolidated financial statements.

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

The company’s management has evaluated the period from July 1, 2009 through August 3, 2009, the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements. During this period, no material recognizable subsequent events were identified.

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

(2)	Long Term Debt and Interest Expense

Long-term debt is as follows (amounts in thousands):

	June 30, 2009	December 31, 2008
Senior Notes	$150,000	$150,000
Revolver	-	18,000
Total long-term debt	150,000	168,000
Less amounts classified as current	-	18,000
Total long-term debt, less current maturities	$150,000	$150,000

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

Senior Secured Credit Facilities

In 2007, the Company entered into a $35.0 million Revolving Credit Agreement (the Revolver) and a Term Credit Agreement (collectively the Facilities). The Term Credit Agreement consists of a term facility (the Term Facility) and a $60.0 million letter of credit facility (the Letter of Credit Facility).  The Company repaid the outstanding balance of the Term Facility in October 2008 and used $5.2 million of the Company’s cash to secure letters of credit under the Letter of Credit Facility.  The $5.2 million of cash used to secure the letters of credit under the Letter of Credit Facility is included in other assets on the Company’s consolidated balance sheets as of June 30, 2009 and December 31, 2008.  The Letter of Credit Facility does not constitute a loan to the Company and accordingly is not available for borrowing by the Company.  The Letter of Credit Facility supports the issuance of up to $60.0 million of letters of credit by the Company.

The following is a summary of significant terms of the Facilities, as amended, as of June 30, 2009.

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

(c)	The outstanding balances on the Revolver, if any, is classified as current on our balance sheet based on our intent to pay the balance within the next year.

The Revolver provides that the Company can use up to $10.0 million of the Revolver availability to issue letters of credit. The Revolver provides for a 2.75% fee on any outstanding letters of credit issued under the Revolver and a 0.75% fee on the unused portion of the Revolver. The Facilities require certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Facilities include financial covenants that require us to maintain a minimum Adjusted EBITDA and a maximum leverage ratio and limit capital expenditures, each as defined by the agreement. The Facilities are secured by substantially all of our assets.

Effective July 1, 2009, the Company is no longer required to maintain minimum liquidity as defined under its credit agreements of $10.0 million.  As a result, the Company has $35.0 million of borrowing capacity at June 30, 2009.  The Company was in compliance with all of the financial covenants under the Facilities and Senior Notes as of June 30, 2009.

Interest Expense and Other

During the three and six months ended June 30, 2009 the Company paid $7.1 million and $7.6 million, respectively, in interest.  During the three and six months ended June 30, 2008 the Company paid $7.3 million and $8.7 million, respectively, in interest.

In connection with a mandatory tender and repayment of a portion of the Term Facility in 2008, the Company expensed approximately $1.1 million of unamortized financing charges on the Term Facility in the second quarter of 2008.  The $1.1 million write-off of the unamortized financing charges is included in charges associated with repayment and amendment of debt in the Company’s condensed consolidated financials statements.

In connection with an amendment to the Term Facility and Letter of Credit Facility in 2008, the Company expensed $1.9 million of fees paid that were included in charges associated with repayment and amendment of debt in the Company’s condensed consolidated financial statements.

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

Equity Based Compensation

Under the 2004 Equity Incentive Plan (the Plan), participants may be granted stock options (qualified and nonqualified), stock appreciation rights (SARs), restricted stock, restricted stock units, and performance shares. The total number of shares that may be awarded under the Plan is 2,400,000, and no more than 1,000,000 of the shares reserved under the Plan may be granted in the form of incentive stock options.  The Company currently has the following types of equity awards outstanding under the Plan.

Restricted Stock Awards

Pursuant to the Plan certain directors and employees have been awarded restricted common stock with such shares vesting over two to five years. The related expense is amortized over the vesting period.

Stock Option Awards

Pursuant to the Plan certain directors and employees have been awarded options to purchase common stock with such options vesting ratably over three to five years. The Company’s stock options have been issued at exercise prices equal to or greater than the fair value of the Company’s stock at the date of grant.

Shares awarded or subject to purchase under the Plan that are not delivered or purchased, or revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance under the Plan. At June 30, 2009, there were 836,730 shares available under the Plan for future awards.

The following table highlights the expense related to share-based payment for the periods ended June 30
 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Restricted stock	$1,483	$1,056	$2,918	1,961
Stock options	89	80	168	159
Stock based compensation	$1,572	$1,136	$3,086	2,120

The fair value of the restricted stock outstanding and issued is equal to the value of shares at the grant date. At this time, the Company does not expect any of its restricted shares or options to be forfeited before vesting. The fair value of stock options was estimated using the Black-Scholes option pricing model. The Company used a risk free rate of 2.6% and a volatility of 90% for options issued during 2009. The Company uses historical experience to estimate its volatility. The Company has assumed no dividends would be issued in valuing its options.

The following is a summary of restricted stock and stock option awards for the six months ended June 30, 2009:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
	Number of	Fair Value	Number of	Exercise
	Shares	at Issue	Shares	Price
December 31, 2008	702,049	$22.78	261,000	$16.51
Granted	232,311	13.87	20,000	13.87
Exercised/Vested	(192,308)	14.33	(5,000)	15.00
Canceled	-	-	-	-
June 30, 2009	742,052	22.18	276,000	16.34

The following table summarizes additional information about the stock options outstanding at June 30, 2009.

	Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in 000's)

Outstanding at June 30, 2009	$10.80-$36.30	276,000	$16.34	6.0	$ 689

Exercisable at June 30, 2009	$10.80-$36.30	236,004	$15.47	5.4	$ 660

Vested and expected to vest at June 30, 2009		276,000	$16.34	6.0	$ 689

(1) The difference between a stock award's exercise price and the underlying stock's market price at June 30, 2009.
No value is assigned to stock awards whose option price exceeds the stock's market price at June 30, 2009.

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of June 30, 2009.

		Weighted Average
		Remaining Period
	Unearned	Of Expense
	Compensation	Recognition
	(in 000's)	(in years)
Stock Options	$557	2.2
Restricted Stock	12,558	3.1
Total	$13,115

(4)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $59.5 million as of June 30, 2009 to guarantee performance under certain contractual arrangements.  The letters of credit were issued under the Company’s Letter of Credit Facility (see note 2).

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or liquidity.

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Basic earnings per common share:
Net income (loss)	$16,178	(24,006)	$44,349	(40,694)
Income allocated to participating securities	(495)	-	(1,247)	-
Net income (loss) available to common shareholders	$15,683	(24,006)	$43,102	(40,694)

Weighted average number of common and
common equivalent shares outstanding:
Basic number of common shares outstanding	26,734	24,698	26,713	23,095
Dilutive effect of unvested restricted stock (participating
securities)	843	-	773	-
Dilutive effect of stock options	54	-	39	-
Diluted number of common shares and
common equivalent shares outstanding	27,631	24,698	27,525	23,095

Basic earnings (loss) per common share	$0.59	(0.97)	$1.61	(1.76)

Diluted net income per common share:
Net income (loss)	$16,178	(24,006)	$44,349	(40,694)
Income allocated to participating securities	-	-	-	-
Net income (loss) available to potential common
shareholders	$16,178	(24,006)	$44,349	(40,694)

Diluted net earnings (loss) per share	$0.59	(0.97)	$1.61	(1.76)

For periods in which there was a loss, the Company has excluded from its diluted loss per share calculation options to purchase shares with underlying exercise prices less than the average market prices and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per share.  The excluded instruments would have increased the diluted weighted average number of common and common equivalent shares outstanding by approximately 0.8 million for the three and six months June 30, 2008.  In addition, in periods of net losses, the Company has not allocated any portion of such losses to participating securities holders for its basic loss per share calculation as such participating securities holders are not contractually obligated to fund such losses.

(6)	Pension Expense

In 2007, the Company froze pension plan benefit accruals for all employees covered under its qualified non-contributory defined benefit pension plan.   The components of net periodic benefit cost are as follows (amounts in thousands):

	Three Months Ended
	June 30, 2009	June 30, 2008

Interest cost	$915	911
Expected return on plan assets	(775)	(1,089)
Amortization of actuarial amount	402	—
Net periodic (benefit) cost	$542	(178)

	Six Months Ended
	June 30, 2009	June 30, 2008

Interest cost	$1,830	1,822
Expected return on plan assets	(1,549)	(2,178)
Amortization of actuarial amount	803	—
Net periodic (benefit) cost	$1,084	(356)

(7)	Pneumoconiosis (Black Lung) Benefits

The expense for black lung benefits consists of the following (amounts in thousands):

	Three Months Ended
	June 30, 2009	June 30, 2008

Service Cost	$306	120
Interest cost	428	491
Amortization of actuarial amount	—	(141)
Total expense	$734	470

	Six Months Ended
	June 30, 2009	June 30, 2008

Service Cost	$612	240
Interest cost	856	982
Amortization of actuarial amount	—	(281)
Total expense	$1,468	941

(8)	Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information. As of June 30, 2009 and December 31, 2008, except for long-term debt obligations, the carrying amounts of all financial instruments approximate their fair values due to their short maturities.

The Company believes that the fair value of its Senior Notes was $135.0 million and $112.1 million at June 30, 2009 and December 31, 2008, respectively, based on available market information at that date.  The Company believes that the carrying amount of the Revolver approximated the fair value at December 31, 2008, due to the variable interest rate and recent amendment to that facility.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
CAPP	$144,853	$114,218	312,488	229,697
Midwest	26,796	23,485	51,282	46,194
Corporate	-	-	-	-
Total	$171,649	$137,703	363,770	275,891

Depreciation, depletion and amortization
CAPP	$12,651	$13,848	23,808	27,387
Midwest	3,260	3,690	6,561	7,407
Corporate	11	14	26	48
Total	$15,922	$17,552	30,395	34,842

Total operating income (loss)
CAPP	$24,873	$(8,145)	66,539	(13,279)
Midwest	(901)	(4,288)	(1,485)	(7,398)
Corporate	(6,525)	(5,015)	(11,953)	(8,937)
Total	$17,447	$(17,448)	53,101	(29,614)

Net earnings (loss) (1)
CAPP	$24,873	$(8,145)	66,539	(13,279)
Midwest	(901)	(4,288)	(1,485)	(7,398)
Corporate	(7,794)	(11,573)	(20,705)	(20,017)
Total	$16,178	$(24,006)	44,349	(40,694)

(1)  Income and expense items that are not included in income (loss) from operations are not allocated to the segments.

	June 30,	December 31,
	2009	2008
Total Assets
CAPP	$389,683	336,631
Midwest	92,020	89,792
Corporate	9,954	37,123
Total	$491,657	463,546

Goodwill
CAPP	$-	-
Midwest	26,492	26,492
Corporate	-	-
Total	$26,492	26,492

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes contained herein and the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Overview

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana. We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)). We derived 92% of our total revenues (contract and spot) in the six months ended June 30, 2009 from coals sales to electric utility customers and the remaining 8% from coal sales to industrial and other companies.

CAPP Segment

In Central Appalachia, our coal is primarily sold to customers in the southern portion of the South Atlantic region of the United States. The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware. We have been providing coal to customers in the South Atlantic region since our formation in 1988. For the six months ended June 30, 2009, CAPP produced 3.8 million tons of coal (including contract coal and purchased coal). Of the CAPP tons produced, 82% came from Company operated underground mines. For the six months ended June 30, 2009, we shipped 3.4 million tons of coal and generated coal sale revenues of $312.5 million from our CAPP segment. For the six months ended June 30, 2009, Georgia Power Company and South Carolina Public Service Authority were our largest customers, representing approximately 37% and 38% of our total revenues, respectively.  No other CAPP customer accounted for more than 10% of our total revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the six months ended June 30, 2009, our Midwest mines produced 1.6 million tons of coal. Of the Midwest tons produced, 83% came from Company operated surface mines. For the six months ended June 30, 2009, we shipped 1.6 million tons of coal and generated coal sale revenues of $51.3 million from our Midwest segment. For the six months ended June 30, 2009, our Midwest segment’s largest customer represented approximately 6% of our total revenues.

Results of Operations

Three Months Ended June 30, 2009 Compared with the Three Months Ended June 30, 2008

The following tables show selected operating results for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 (in thousands except per ton amounts).

	Three Months Ended June 30
	2009		2008		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	2,407		2,892		-17%

Revenues	$171,649	71.31	$137,703	47.62	25%
Cost of coal sold	127,721	53.06	128,867	44.56	-1%
Depreciation, depletion and amortization	15,922	6.61	17,552	6.07	-9%
Gross profit (loss)	28,006	11.64	(8,716)	(3.01)	N/A
Selling, general and administrative	10,559	4.39	8,732	3.02	21%

Volume and Revenues by Segment

	Three Months Ended June 30,
	2009		2008

	CAPP	Midwest	CAPP	Midwest

Volume (tons shipped)	1,601	806	2,161	731

Coal sales revenue	$144,853	26,796	114,218	23,485

Average sales price per ton	$90.48	33.25	52.85	32.13

Coal sales revenue for the three months ended June 30, increased from $137.7 million in 2008 to $171.6 million in 2009. This increase was due to an increase in the average sales price per ton in the CAPP region and an increase in tons shipped in the Midwest region.  This increase was partially offset by a decrease in tons shipped in the CAPP region.

For the three months ended June 30, 2009, the CAPP region sold approximately 1.5 million tons of coal under long-term contracts (96% of total CAPP sales volume) at an average selling price of $90.69 per ton. For the three months ended June 30, 2008, the CAPP region sold approximately 1.2 million tons of coal under long-term contracts (55% of total CAPP sales volume) at an average selling price of $50.97 per ton.  For the three months ended June 30, 2009, the CAPP region sold 0.1 million tons of coal (4% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $84.54 per ton. For the three months ended June 30, 2008, the CAPP region sold 967,000 tons of coal (45% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $55.20 per ton.

The Midwest’s region sales of coal were under long term contracts for both the 2009 and 2008 periods.  For the three months ended June 30, 2009, the Midwest region sold 0.8 million tons at an average sales price of $33.25.  For the three months ended June 30, 2008, the Midwest region sold 0.7 million tons at an average sales price of $32.13.

Operating Costs by Segment

	Three Months Ended June 30,
	2009			2008

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$103,952	23,769	-	105,252	23,615	-

Per ton	64.93	29.49	-	48.71	32.31	-

Depreciation, depletion and amortization	12,651	3,260	11	13,848	3,690	14

Per ton	7.90	4.04	-	6.41	5.05	-

Cost of Coal Sold

For the three months ended June 30, the cost of coal sold, excluding depreciation, depletion and amortization, decreased from $128.9 million in 2008 to $127.7 million in 2009.  Our cost per ton of coal sold in the CAPP region increased from $48.71 per ton in the 2008 period to $64.93 per ton in the 2009 period.  This $16.22 increase in cost per ton of coal sold was primarily the result of lower productivity due to increased federal and state regulatory scrutiny which caused an increase in labor costs as compared to prior year, a decrease in tons produced in response to market conditions, an increase in machine parts and repairs costs, and the impact of increased average sales prices on our sales related costs (primarily royalties and severance taxes). The major components of this increase include an increase in the Company’s labor and benefit costs of $5.55 per ton, sales related costs of $4.34 per ton and variable costs of $2.39 per ton.    For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest decreased $2.82 per ton to $29.49 per ton in the 2009 period.  The decrease in cost per ton of coal sold was due to a $3.52 decrease in variable costs.  The decrease in the variable costs was primarily due to a decrease in diesel and explosives costs.

Depreciation, depletion and amortization

For the three months ended June 30, depreciation, depletion and amortization decreased from $17.6 million in 2008 to $15.9 million in 2009.  In the CAPP region, depreciation, depletion and amortization decreased $1.2 million to $12.7 million or $7.90 per ton.  In the Midwest, depreciation, depletion and amortization decreased $0.4 million to $3.3 million or $4.04 per ton.

Selling, general and administrative

Selling, general and administrative expenses increased from $8.7 million for the three months ended June 30, 2008 to $10.6 million for the three months ended June 30, 2009.  The increase was primarily due to higher letter of credit fees and an increase in certain salary and benefit amounts, including stock compensation.  The increase in the letter of credit fees is due to an increase in the usage fee under our Letter of Credit Facility.

Income Taxes

Our effective tax rate for the three months ended June 30, 2009 and 2008 was (17.7%) and 0.0%, respectively.  Our effective income tax rate is impacted primarily by changes in the amount of the valuation allowance recorded and the effects of percentage depletion.   For 2009, we expect that a portion of our available net operating loss carryforward will be utilized to reduce current tax expense, and therefore the previously established valuation allowance will be reduced.  Our three months ended June 30, 2009 results include a tax benefit due to a change in our previous quarterly estimate of our 2009 taxable income and the net operating loss carryfoward available for 2009.  The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.”  As of June 30, 2009, we had a $47.8 million valuation allowance against gross deferred tax assets.  For 2008, our effective tax rate was impacted by the conclusion that a benefit from the expected net operating loss was not more likely than not to be realized.  Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008

The following tables show selected operating results for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 (in thousands except per ton amounts).

	Six Months Ended June 30
	2009		2008		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	5,038		5,814		-13%

Revenues	$363,770	72.21	$275,891	47.45	32%
Cost of coal sold	260,428	51.69	254,597	43.79	2%
Depreciation, depletion and amortization	30,395	6.03	34,842	5.99	-13%
Gross profit (loss)	72,947	14.48	(13,548)	(2.33)	N/A
Selling, general and administrative	19,846	3.94	16,066	2.76	24%

Volume and Revenues by Segment

	Six Months Ended March 31,
	2009		2008
	CAPP	Midwest	CAPP	Midwest

Volume (tons shipped)	3,445	1,593	4,358	1,456

Coal sales revenue	$312,488	51,282	229,697	46,194

Average sales price per ton	$90.71	32.19	52.71	31.73

Coal sales revenue for the six months ended June 30, increased from $275.9 million in 2008 to $363.8 million in 2009. This increase was due to an increase in the average sales price per ton in the CAPP region and an increase in tons shipped in the Midwest region.  This increase was partially offset by a decrease in tons shipped in the CAPP region.

For the six months ended June 30, 2009, the CAPP region sold approximately 3.1 million tons of coal under long-term contracts (92% of total CAPP sales volume) at an average selling price of $91.18 per ton. For the six months ended June 30, 2008, the CAPP region sold approximately 2.2 million tons of coal under long-term contracts (49% of total CAPP sales volume) at an average selling price of $49.93 per ton.  For the six months ended June 30, 2009, the CAPP region sold 0.3 million tons of coal (8% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $85.49 per ton. For the six months ended June 30, 2008, the CAPP region sold 2.2 million tons of coal (51% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $55.43 per ton.

The Midwest’s region sales of coal were under long term contracts for both the 2009 and 2008 periods.  For the six months ended June 30, 2009, the Midwest region sold 1.6 million tons at an average sales price of $32.19.  For the six months ended June 30, 2008, the Midwest region sold 1.5 million tons at an average sales price of $31.73.

Operating Costs by Segment

	Six Months Ended March 31,
	2009			2008

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$215,436	44,992	-	209,362	45,235	-

Per ton	62.54	28.24	-	48.04	31.07	-

Depreciation, depletion and amortization	23,808	6,561	26	27,387	7,407	48

Per ton	6.91	4.12	-	6.28	5.09	-

Cost of Coal Sold

For the six months ended June 30, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $254.6 million in 2008 to $260.4 million in 2009.  Our cost per ton of coal sold in the CAPP region increased from $48.04 per ton in the 2008 period to $62.54 per ton in the 2009 period.  This $14.50 increase in cost per ton of coal sold was primarily the result of lower productivity due to increased federal and state regulatory scrutiny which caused an increase in labor costs as compared to prior year, a decrease in tons produced in response to market conditions, an increase in machine parts and repairs costs, and the impact of increased average sales prices on our sales related costs (primarily royalties and severance taxes). The major components of this increase include an increase in the Company’s sales related costs of $4.21 per ton, labor and benefit costs of $4.09 per ton and variable costs of $2.64 per ton.    For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest decreased $2.83 per ton to $28.24 per ton in the 2009 period.  The decrease in cost per ton of coal sold was due to a $3.15 decrease in variable costs.  The decrease in the variable costs was primarily due to a decrease in diesel and explosives costs.

Depreciation, depletion and amortization

For the six months ended June 30, depreciation, depletion and amortization decreased from $34.8 million in 2008 to $30.4 million in 2009.  In the CAPP region, depreciation, depletion and amortization decreased $3.6 million to $23.8 million or $6.91 per ton.  In the Midwest, depreciation, depletion and amortization decreased $0.8 million to $6.6 million or $4.12 per ton.

Selling, general and administrative

Selling, general and administrative expenses increased from $16.1 million for the six months ended June 30, 2008 to $19.8 million for the six months ended June 30, 2009.  The increase was primarily due to higher letter of credit fees, and an increase in certain salary and benefit amounts, including stock compensation. The increase in the letter of credit fees is due to an increase in the usage fee under our Letter of Credit Facility.

Income Taxes

Our effective tax rate for the six months ended June 30, 2009 and 2008 was 2.4% and 0.0%, respectively.  Our effective income tax rate is impacted primarily by changes in the amount of the valuation allowance recorded and the effects of percentage depletion.    For 2009, we expect that a portion of our available net operating loss carryforward will be utilized to reduce current tax expense, and therefore the previously established valuation allowance will be reduced.  The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.”  For 2008, our effective tax rate was impacted by the conclusion that a benefit from the expected net operating loss was not more likely than not to be realized.  As of June 30, 2009, we had a $47.8 million valuation allowance against gross deferred tax assets.  Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Liquidity and Capital Resources

The following chart reflects the components of our debt as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Senior Notes	$150,000	$150,000
Revolver	-	18,000
Total long-term debt	150,000	168,000
Less amounts classified as current	-	18,000
Total long-term debt, less current maturities	$150,000	$150,000

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

In 2007, we entered into a $35.0 million Revolving Credit Agreement (the Revolver) and a Term Credit Agreement (collectively the Facilities). The Term Credit Agreement consists of a term facility (the Term Facility) and a $60.0 million letter of credit facility (the Letter of Credit Facility).  We repaid the outstanding balance of the Term Facility in October 2008 and used $5.2 million of our cash to secure letters of credit under the Letter of Credit Facility.  The $5.2 million of cash used to secure the letters of credit under the Letter of Credit Facility is included in other assets on our consolidated balance sheets as of June 30, 2009 and December 31, 2008.   The Letter of Credit Facility does not constitute a loan and accordingly is not available for borrowing.  The Letter of Credit Facility supports the issuance of up to $60.0 million of letters of credit.

The following is a summary of significant terms of the outstanding portion of our Facilities, as amended, as of June 30, 2009.

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

(c)	The outstanding balances on the Revolver, if any, is classified as current on our balance sheet based on our intent to pay the balance within the next year.

The Revolver provides that we can use up to $10.0 million of the Revolver availability to issue letters of credit. The Revolver provides for a 2.75% fee on any outstanding letters of credit issued under the Revolver and a 0.75% fee on the unused portion of the Revolver. The Facilities require certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Facilities include financial covenants that require us to maintain a minimum Adjusted EBITDA and a maximum leverage ratio and limit capital expenditures, each as defined by the agreement. The Facilities are secured by substantially all of our assets.

Effective July 1, 2009, we are no longer required to maintain minimum liquidity as defined under our credit agreements of $10.0 million.  As a result, we had $35.0 million of borrowing capacity at June 30, 2009.   At June 30, 2009, we also had $1.9 million of cash and cash equivalents.

We were in compliance with all of the financial covenants under the Facilities and Senior Notes as of June 30, 2009.  We cannot assure you that we will remain in compliance in subsequent periods.  If necessary, we will consider seeking a waiver or other alternatives to remain in compliance with the covenants.  For more detail regarding the covenants under the Facilities, see Part II - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.”

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

Net cash from operating activities reflects net income or loss adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash provided by operating activities was $46.8 million for the six months ended June 30, 2009 and net cash used by operating activities was $1.7 million for the six months ended June 30, 2008.  We had net income of $44.3 million in the six months ended June 30, 2009 as compared to a net loss of $40.7 million in the six months ended June 30, 2008.  In reconciling our net income (loss) to cash provided by operating activities, $35.7 million was added for non cash charges during 2009, as compared to a $40.0 million during 2008.  During 2009, our net income, as adjusted for non cash charges, was reduced by $33.2 million as a result of changes in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2009 includes a $9.7 million increase in accounts receivable and a $22.3 million increase in inventory.  During 2008, our net loss, as adjusted for non cash charges, was offset by a $1.0 million decrease in cash from our operating assets and liabilities.

Net cash used in investing activities increased by $7.9 million to $30.3 million for the six months ended June 30, 2009 as compared to the same period in 2008.  Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations.

Net cash used by financing activities was $17.9 million for the six months ended June 30, 2009 and consisted primarily of net repayments on the Revolver.  Net cash provided by financing activities was $28.2 million for the six months ended June 30, 2008. During the six months ended June 30, 2008, our primary financing activities were the receipt of $50.0 million of net proceeds from the issuance of our common stock and the repayment $21.8 million under our Term Loan.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through June 30, 2009, we estimate that, as of June 30, 2009, we controlled approximately 231.4 million tons of proven and probable coal reserves in the CAPP region and 41.4 millions tons in the Midwest region.  The following table provides additional information regarding changes to our reserves since December 31, 2008 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2008 (1)	235.1	42.0	277.1
Coal Extracted	(3.7)	(1.6)	(5.3)
Acquisitions (2)	0.3	0.9	1.2
Adjustments (3)	-	0.1	0.1
Divesture (4)	(0.3)	-	(0.3)
Proven and Probable Reserves, as of June 30, 2009 (1)	231.4	41.4	272.8

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

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements, including guarantees, operating leases, indemnifications, and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds.  Liabilities related to these arrangements are not reflected in our condensed consolidated balance sheets, and, except for the operating leases, we do not expect any material impact on our cash flow, results of operations or financial condition from these off-balance sheet arrangements.

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At June 30, 2009, we had $104.5 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $60.7 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $3.5 million. Recently, surety bond costs have increased and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations.  At June 30, 2009, we had $59.5 million of letters of credit outstanding.  The letters of credits were issued under our Letter of Credit Facility.  In addition, we may use up to $10 million of our $35 million Revolver for the issuance of additional letters of credit, if necessary.

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

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 6.0% at December 31, 2008.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 6.0% to 5.5%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $1.7 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of June 30, 2009 was $57.9 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.75% at December 31, 2008. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.75% to 5.25%, all other things being equal, the present value of our black lung obligation would increase by approximately $2.1 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of June 30, 2009 was $31.2 million.

Defined Benefit Pension

We have in place a non-contributory defined benefit pension plan under which all benefits were frozen in 2007.  The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments with comparable maturities. At December 31, 2008, the discount rate used to determine the obligation was 6.0%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 6.0% to 5.5%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $4.4 million.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the periods ended June 30, 2009. Significant changes to these rates would introduce volatility to our pension expense.  Our accrued pension obligation as of June 30, 2009 was $20.0 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our asset retirement obligation liabilities consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. US GAAP requires that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is our estimate of our credit adjusted risk free rate. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under US GAAP, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. US GAAP recognizes that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of June 30, 2009 was $42.8 million.

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

We recorded no tax benefit in 2008, based on the conclusion that the benefit of the 2008 net operating loss carryforward does not meet the more likely than not criteria to be realized.  In 2009, the Company expects to realize some benefit from its net operating loss carryforwards. As of June 30, 2009, the Company had recorded a $47.8 million valuation allowance against its gross deferred tax assets.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Financial Statements — Note 1 — Summary of Significant Accounting Policies and Other Information — Recent Accounting Pronouncements.”

Other Supplemental Information

Reconciliation of Non-US GAAP Measures

EBITDA is a measure used by management to measure operating performance.  We define EBITDA as net income or loss plus interest expense (net), income tax expense and depreciation, depletion and amortization (EBITDA), to better measure our operating performance.  We regularly use EBITDA to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates.  In addition, we use EBITDA in evaluating acquisition targets.

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

The leverage ratio is calculated as the Company’s Senior Funded Indebtedness divided by annualized adjusted EBITDA as calculated below.  The Senior Funded Indebtedness as of June 30, 2009 is $54.8 million and includes the amounts outstanding under our revolver and amounts of the letters of credit available to be issued under our letter of credit facility as of June 30, 2009.

	Six months ended
	June 30,	June 30,
	2009	2008

Net income (loss)	$44,349	(40,694)
Income tax expense	1,079	-
Interest expense	7,867	9,075
Interest income	(50)	(262)
Depreciation, depletion, and amortization	30,395	34,842
EBITDA (before adjustments)	$83,640	2,961
Other adjustments specified in our current debt agreement:
Charges associated with repayment and amendment of debt	-	3,013
Other adjustments	6,590	4,701
Adjusted EBITDA	$90,230	10,675

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our $150 million Senior Notes have a fixed interest rate and are not sensitive to changes in the general level of interest rates.  Our Revolver has floating interest rates based on our option of either the base rate or LIBOR rate.  As of June 30, 2009, we had no borrowings outstanding under the Revolver.  We currently do not use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments.  The percentage of our sales pursuant to long-term contracts was approximately 93% for the six month ended June 30, 2009.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived 92% of our total revenues (contract and spot) for the six months ended June 30, 2009 and 81% of our total revenues in 2008, from our electric utility customers. Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities). All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

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

Coal mining continues to be a labor-intensive industry. In times of increased demand, many producers attempt to increase coal production, which historically has resulted in a competitive market for the limited supply of trained coal miners in the Central Appalachian region. In some cases, this market situation has caused compensation levels to increase, particularly for “skilled” positions such as electricians and mine foremen. To maintain current production levels, we may be forced to respond to increases in wages and other forms of compensation, and related recruiting efforts by our competitors. Any future shortage of skilled miners, or increases in our labor costs, could have an adverse impact on our labor productivity and costs and on our ability to expand production.

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

The characteristics of coal may make it difficult for coal users to comply with various environmental standards related to coal combustion. As a result, they may switch to other fuels, which would affect the volume or price of our sales.

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

In 2009, the EPA issued a finding that carbon dioxide emissions endanger the environment.  This could result in the federal government deciding to cap carbon emissions and other greenhouse gases.  Current proposals include a cap and trade system that would require the purchase of emission permits, which could be traded on the open market. These proposals will make it more costly to operate coal-fired plants and could make coal a less attractive fuel alternative to the planning and building of utility power plants in the future. To the extent that any new or proposed requirements affect our customers, this could adversely affect our operations and results.  In the second quarter of 2009, a bill passed the house that would reduce greenhouse-gas emissions to 17% below 2005 levels by 2020 and 80% below 2005 levels by the middle of the century.

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

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Under U.S. generally accepted accounting principles we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. Specifically, the fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At June 30, 2009, we had accrued $42.8 million related to estimated mine reclamation costs. These amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

For the six months ended June 30, 2009, we generated approximately 92% of our total revenues from several long-term contracts and spot sales with electrical utilities, including 37% from Georgia Power Company, and 38% from South Carolina Public Service Authority. At June 30, 2009, we had coal supply agreements with these customers that expire in 2009 to 2012. The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

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

The U.S. Department of Labor, Mine Safety and Health Administration (MSHA) periodically notifies certain coal mines that a potential pattern of violations may exist based upon an initial statistical screening of violation history and pattern criteria review by MSHA.  Upon receipt of such a notification, we conduct a comprehensive review of the operation that received the notification and prepare and submit to MSHA plans designed to enhance employee safety at the mine through better education, training, mining practices, and safety management.   Following implementation of the plans, MSHA conducts a complete inspection of the mine and further evaluates the situation and then advises the operator whether a pattern of violation exists and whether further action will be taken.   We have been notified by MSHA that a potential pattern of violation exists at one of our mines.  Failure to remediate the situation resulting in a finding that a pattern of violation exists at the mine could have a significant impact on our operations.

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

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. As of June 30, 2009, we had outstanding surety bonds with third parties for post-mining reclamation totaling $60.7 million. Furthermore, we have surety bonds for an additional $43.8 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations. Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit or other assurances of payment. However, letters of credit can be significantly more costly to us than surety bonds. The issuance of letters of credit under our senior secured credit facility also reduces amounts that we can borrow under our senior secured credit facility for other purposes. If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may be negatively affected.

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

We are required by law to provide various long-term employee benefits. We accrue amounts for these obligations based on the present value of expected future costs. We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations. At June 30, 2009, the current and non-current portions of these obligations included $31.2 million for coal workers’ black lung benefits and $57.9 million for workers’ compensation benefits.

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

We provide benefits under a defined benefit pension plan that was frozen in 2007. As of June 30, 2009, we estimated that our obligation under the pension plan was underfunded by approximately $20.0 million. If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated. The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

Our debt instruments impose a number of restrictions on us. A failure to comply with these restrictions could adversely affect our ability to borrow under our revolving credit facility or result in an event of default under our debt instruments. Our debt instruments contain financial and other covenants that create limitations on our ability to, among other things, borrow the full amount on our revolver, issue letters of credit under our letter of credit facility or incur additional debt, and require us to maintain various financial ratios and comply with various other financial covenants. These most restrictive covenants include the following:

•
The facilities require that we achieve minimum Adjusted EBITDA (as defined in the facilities as "Consolidated EBITDA").  Adjusted EBITDA is measured at the end of each quarter.  We were required to have Adjusted EBITDA for the 12 months ended June 30, 2009 of $61.3 million.  In order to meet the twelve month Adjusted EBITDA target at June 30, 2009, we needed Adjusted EBITDA of $54.4 million in the six months ended June 30, 2009.   Our Adjusted EBITDA in the six months ended June 30, 2009 was $90.2 million.  The most directly comparable US GAAP financial measure is net income.  For the six months ended June 30, 2009, we had net income of $44.3 million.  Adjusted EBITDA is defined and reconciled to EBITDA and Net Loss under “Reconciliation of Non-GAAP Measures” in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
The facilities require that our Leverage Ratio (as defined in the facilities) not exceed a specified multiple at the end of each quarter.    The Leverage Ratio was permitted to be 1.7x as of June 30, 2009 and decreases further thereafter.  Our Leverage Ratio was 0.6X as of June 30, 2009.  Leverage Ratio is defined under “Reconciliation of Non-GAAP Measures” in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
The facilities limit the Capital Expenditures (other than Mandated Capital Expenditures) (as both are defined in the facilities) that we may make or agree to make in any fiscal year.  For the fiscal year ended December 31, 2009, we can not make Capital Expenditures in excess of $69.9 million (including unused carryover from the prior year).  For the six months ended June 30, 2009, we made Capital Expenditures of $30.0 million (excludes Mandatory Capital Expenditures).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains information about purchases by us of our equity securities during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1-31, 2009(a)	78,840	$19.53	N/A	N/A

(a)
The “Total Number of Shares Purchased” column consists of shares that were purchased from participants to satisfy tax withholding obligations in connection with the vesting of restricted shares pursuant to our 2004 Equity Incentive Plan.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on June 10, 2009.  There were 27,393,493  shares of common stock, $0.01 par value per share (the “Common Stock”), of James River outstanding and entitled to vote as of April 24, 2009, the record date for the 2009 Annual Meeting of Shareholders.  Each share of Common Stock entitled the holder thereof to one vote.  A total of 25,738,300 votes (or 92.6% of the total) were cast.  There were no broker non-votes.  The independent inspectors of election certified the following results with respect to each of the following proposals:

(1)           All of the Board of Directors’ nominees for directors of the corporation were elected.  The elected directors’ terms will expire in 2012.  The directors of the corporation were elected with the following vote:

Director Nominee	Votes For	Votes Withheld
Ronald J. FlorJancic	24,973,155	405,145
Joseph H. Vipperman	24,969,959	408,341

(2)           The 2004 Equity Incentive Plan (the “Plan”) was amended to increase the shares available under the Plan from 1,650,000 to 2,400,000 with 17,639,388 “Votes For,” 1,025,667 “Votes Against,” 23,303 “Abstentions,” and 6,689,942 Non Votes.  The “Votes For” represented 94.4% of the shares of Common Stock that voted on this proposal and 64.4% of the shares of Common Stock represented at the meeting .

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

August 3, 2009