Form 10-Q
period 2009-09-30
James River Coal CO
filed 2009-11-03
CIK 1297720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number - 000-51129

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
Yes    ☒             No    ☐

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 16, 2009 was 27,553,964.

FORM 10-Q INDEX

		3
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008	5

	Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009 and 2008	6

	Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2009 and the year ended December 31, 2008	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	30

Item 4.	Controls and Procedures.	31

PART II OTHER INFORMATION		31

Item 1.	Legal Proceedings.	31

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	43

Item 3.	Defaults Upon Senior Securities.	43

Item 4.	Submission of Matters to a Vote of Security Holders.	43

Item 5.	Other Information.	43

Item 6.	Exhibits.	43

SIGNATURES		44

PART I                                      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2009	December 31, 2008
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$7,635	3,324
Receivables:
Trade	46,372	33,086
Other	211	475
Total receivables	46,583	33,561
Inventories:
Coal	28,379	6,847
Materials and supplies	11,279	9,581
Total inventories	39,658	16,428
Prepaid royalties	5,023	2,803
Other current assets	5,422	5,094
Total current assets	104,321	61,210
Property, plant, and equipment, at cost:
Land	7,239	6,693
Mineral rights	230,932	229,841
Buildings, machinery and equipment	353,560	320,982
Mine development costs	40,178	39,596
Total property, plant, and equipment	631,909	597,112
Less accumulated depreciation, depletion, and amortization	285,193	252,264
Property, plant and equipment, net	346,716	344,848
Goodwill	26,492	26,492
Other assets	30,255	30,996
Total assets	$507,784	463,546

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2009	December 31, 2008
Liabilities and Shareholders' Equity	(unaudited)

Current liabilities:
Current maturities of long-term debt (note 2)	$-	18,000
Accounts payable	51,947	57,068
Accrued salaries, wages, and employee benefits	10,015	6,642
Workers' compensation benefits	9,300	9,300
Black lung benefits	1,539	1,539
Accrued taxes	5,729	4,457
Other current liabilities	16,497	19,165
Total current liabilities	95,027	116,171
Long-term debt, less current maturities	150,000	150,000
Other liabilities:
Noncurrent portion of workers' compensation benefits	48,707	46,477
Noncurrent portion of black lung benefits	30,330	29,029
Pension obligations	20,097	19,693
Asset retirement obligations	39,370	36,409
Other	586	529
Total other liabilities	139,090	132,137
Total liabilities	384,117	398,308

Commitments and contingencies (note 4)
Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares;
issued and outstanding 27,553,964 and 27,393,493 shares
as of September 30, 2009 and December 31, 2008, respectively	276	274
Paid-in-capital	275,431	272,366
Accumulated deficit	(133,555)	(187,712)
Accumulated other comprehensive loss	(18,485)	(19,690)
Total shareholders' equity	123,667	65,238

Total liabilities and shareholders' equity	$507,784	463,546

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008

Revenues	$168,320	151,842
Cost of sales:
Cost of coal sold	128,361	138,873
Depreciation, depletion and amortization	15,572	17,158
Total cost of sales	143,933	156,031
Gross profit (loss)	24,387	(4,189)
Selling, general and administrative expenses	10,266	9,057
Total operating income (loss)	14,121	(13,246)
Interest expense (note 2)	3,923	4,625
Interest income	(5)	(55)
Charges associated with repayment and amendment of debt (note 2)	-	4,223
Miscellaneous income, net	(43)	(327)
Total other expense, net	3,875	8,466
Income (loss) before income taxes	10,246	(21,712)
Income tax expense	438	-
Net income (loss)	$9,808	(21,712)
Earnings (loss) per common share (note 5)
Basic earnings (loss) per common share	$0.36	(0.86)
Diluted earnings (loss) per common share	$0.36	(0.86)

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008

Revenues	$532,090	427,733
Cost of sales:
Cost of coal sold	388,789	393,470
Depreciation, depletion and amortization	45,967	52,000
Total cost of sales	434,756	445,470
Gross profit (loss)	97,334	(17,737)
Selling, general and administrative expenses	30,112	25,123
Total operating income (loss)	67,222	(42,860)
Interest expense (note 2)	11,790	13,700
Interest income	(55)	(317)
Charges associated with repayment and amendment of debt (note 2)	-	7,236
Miscellaneous income, net	(187)	(1,073)
Total other expense, net	11,548	19,546
Income (loss) before income taxes	55,674	(62,406)
Income tax expense	1,517	-
Net income (loss)	$54,157	(62,406)
Earnings (loss) per common share (note 5)
Basic earnings (loss) per common share	$1.97	(2.62)
Diluted earnings (loss) per common share	$1.97	(2.62)

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’
Equity and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Common stock shares	Common stock par value	Paid-in- capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total

Balances, January 1, 2008	21,906	$219	159,403	(91,719)	1,871	69,774
Net loss	-	-	-	(95,993)	-	(95,993)
Amortization of black lung liability	-	-	-	-	(562)	(562)
Black lung obligation adjustment	-	-	-	-	(5,334)	(5,334)
Pension liability adjustment	-	-	-	-	(15,665)	(15,665)
Comprehensive loss						(117,554)
Issuance on common stock, net of offering costs of $421	4,913	49	93,771	-	-	93,820
Common stock issued for acquisition of mineral rights	388	4	15,996	-	-	16,000
Issuance of restricted stock awards, net of forfeitures	238	2	(2)	-	-	-
Repurchase of shares for tax withholding	(72)	-	(2,474)	-	-	(2,474)
Exercise of Stock Options	20	-	542	-	-	542
Stock based compensation	-	-	5,130	-	-	5,130
Balances, December 31, 2008	27,393	274	272,366	(187,712)	(19,690)	65,238
Net Income	-	-	-	54,157	-	54,157
Amortization of pension actuarial amount	-	-	-	-	1,205	1,205
Comprehensive income						55,362
Issuance of restricted stock awards, net of forfeitures	234	2	(2)	-	-	-
Repurchase of shares for tax withholding	(78)	-	(1,541)	-	-	(1,541)
Exercise of Stock Options	5	-	75	-	-	75
Stock based compensation	-	-	4,533	-	-	4,533
Balances, September 30, 2009	27,554	$276	275,431	(133,555)	(18,485)	123,667

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net income (loss)	$54,157	(62,406)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, and amortization	45,967	52,000
Accretion of asset retirement obligations	2,385	2,018
Amortization of deferred financing costs	880	1,118
Stock-based compensation	4,533	3,614
Gain on sale or disposal of property, plant, and equipment	(24)	(163)
Deferred income taxes	150	-
Write-off of deferred financing costs	-	2,383
Changes in operating assets and liabilities:
Receivables	(13,022)	5,661
Inventories	(21,096)	(3,740)
Prepaid royalties and other current assets	(2,548)	(2,033)
Other assets	(289)	662
Accounts payable	(5,121)	5,958
Accrued salaries, wages, and employee benefits	3,373	2,107
Accrued taxes	(269)	(1,265)
Other current liabilities	(3,025)	6,327
Workers' compensation benefits	2,230	1,828
Black lung benefits	1,301	1,027
Pension obligations	1,609	(1,218)
Asset retirement obligation	(422)	(978)
Other liabilities	57	161
Net cash provided by operating activities	70,826	13,061
Cash flows from investing activities:
Additions to property, plant, and equipment	(48,651)	(59,498)
Proceeds from sale of property, plant, and equipment	61	1,108
Net cash used in investing activities	(48,590)	(58,390)
Cash flows from financing activities:
Borrowings under Revolver	12,500	21,500
Repayments under Revolver	(30,500)	(8,500)
Repayment of long-term debt	-	(22,025)
Net proceeds from issuance of common stock	-	93,955
Debt issuance costs	-	(486)
Proceeds from exercise of stock option	75	542
Net cash provided by (used in) financing activities	(17,925)	84,986
Increase in cash	4,311	39,657
Cash at beginning of period	3,324	5,413
Cash at end of period	$7,635	45,070

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

The Company’s management has evaluated the period from October 1, 2009 through November 2, 2009, for subsequent events requiring recognition or disclosure in the financial statements. During this period, no material recognizable subsequent events were identified.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement applies beginning in third quarter 2009.  All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

The guidance in Earnings Per Share Topic, ASC 260-10-45, addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s unvested restricted stock awards are considered “participating securities” because they contain non-forfeitable rights to dividends.  The guidance in ASC 260-10-45-59(A) is effective for the Company’s financial statements January 1, 2009, and all prior-period earnings per share data presented has been adjusted retrospectively (note 5).

(2)	Long Term Debt and Interest Expense

Long-term debt is as follows (amounts in thousands):

	September 30, 2009	December 31, 2008
Senior Notes	$150,000	$150,000
Revolver	-	18,000
Total long-term debt	150,000	168,000
Less amounts classified as current	-	18,000
Total long-term debt, less current maturities	$150,000	$150,000

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

Senior Secured Credit Facilities

In 2007, the Company entered into a $35.0 million Revolving Credit Agreement (the Revolver) and a Term Credit Agreement (collectively the Facilities). The Term Credit Agreement consists of a term facility (the Term Facility) and a $60.0 million letter of credit facility (the Letter of Credit Facility).  The Company repaid the outstanding balance of the Term Facility in October 2008 and used $5.2 million of the Company’s cash to secure letters of credit under the Letter of Credit Facility.  The $5.2 million of cash used to secure the letters of credit under the Letter of Credit Facility is included in other assets on the Company’s consolidated balance sheets as of September 30, 2009 and December 31, 2008.  The Letter of Credit Facility does not constitute a loan to the Company and accordingly is not available for borrowing by the Company.  The Letter of Credit Facility supports the issuance of up to $60.0 million of letters of credit by the Company.

The following is a summary of significant terms of the Facilities, as amended, as of September 30, 2009.

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

Effective July 1, 2009, the $10.0 million minimum liquidity reserve as defined under the Company’s credit agreements was no longer required.  As of September 30, 2009, the Company has $35.0 million of borrowing capacity under the Revolver.  The Company was in compliance with all of the financial covenants under the Facilities and Senior Notes as of September 30, 2009.

Interest Expense and Other

During the three and nine months ended September 30, 2009, the Company paid approximately $0.1 million and $7.4 million, respectively, in interest.  During the three and nine months ended September 30, 2008, the Company paid $0.7 million and $9.3 million, respectively, in interest.

In connection with mandatory tenders and repayments of a portion of the Term Facility in 2008, the Company expensed approximately $1.3 million and $2.4 million of unamortized financing charges on the Term Facility in the three and nine months ended September 30, 2008, respectively.  The write-off of the unamortized financing charges is included in charges associated with repayment and amendment of debt in the Company’s condensed consolidated financials statements.

In connection with amendments to the Term Facility and Letter of Credit Facility in 2008, the Company expensed $3.0 million and $4.9 million of fees paid in the three and nine months ended September 30, 2008, respectively.  These fees were included in charges associated with repayment and amendment of debt in the Company’s condensed consolidated financial statements.

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

Shares awarded or subject to purchase under the Plan that are not delivered or purchased, or revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance under the Plan. At September 30, 2009, there were 834,730 shares available under the Plan for future awards.

The following table highlights the expense related to share-based payment for the periods ended September 30
 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Restricted stock	$1,375	$1,415	$4,293	3,376
Stock options	72	79	240	238
Stock based compensation	$1,447	$1,494	$4,533	3,614

The fair value of the restricted stock outstanding and issued is equal to the value of shares at the grant date. At this time, the Company expects no significant forfeitures of its restricted shares or options before vesting. The fair value of stock options was estimated using the Black-Scholes option pricing model. The Company used a risk free rate of 2.6% and a volatility of 90% for options issued during 2009. The Company uses historical experience to estimate its volatility. The Company has assumed no dividends would be issued in valuing its options.

The following is a summary of restricted stock and stock option awards for the nine months ended September 30, 2009:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
	Number of	Fair Value	Number of	Exercise
	Shares	at Issue	Shares	Price
December 31, 2008	702,049	$22.78	261,000	$16.51
Granted	234,311	13.87	20,000	13.87
Exercised/Vested	(192,308)	14.33	(5,000)	15.00
Canceled	-	-	-	-
September 30, 2009	744,052	22.18	276,000	16.34

The following table summarizes additional information about the stock options outstanding at September 30, 2009.

	Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in 000's)

Outstanding at September 30, 2009	$10.80-$36.30	276,000	$16.34	5.7	$ 1,692

Exercisable at September 30, 2009	$10.80-$36.30	236,004	$15.47	5.2	$ 1,539

Vested and expected to vest at September 30, 2009		276,000	$16.34	5.7	$ 1,692

(1) The difference between a stock award's exercise price and the underlying stock's market price at September 30, 2009.
No value is assigned to stock awards whose option price exceeds the stock's market price at September 30, 2009.

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of September 30, 2009.

		Weighted Average
		Remaining Period
	Unearned	Of Expense
	Compensation	Recognition
	(in 000's)	(in years)
Stock Options	$486	1.9
Restricted Stock	11,210	2.8
Total	$11,696

(4)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $59.1 million as of September 30, 2009 to guarantee performance under certain contractual arrangements.  The letters of credit were issued under the Company’s Letter of Credit Facility (see note 2).

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Basic earnings per common share:
Net income (loss)	$9,808	(21,712)	$54,157	(62,406)
Income allocated to participating securities	(265)	-	(1,504)	-
Net income (loss) available to common shareholders	$9,543	(21,712)	$52,653	(62,406)

Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	26,810	25,173	26,745	23,793
Dilutive effect of unvested restricted stock
(participating securities)	744	-	764	-
Dilutive effect of stock options	50	-	44	-
Diluted number of common shares and
common equivalent shares outstanding	27,604	25,173	27,553	23,793

Basic earnings (loss) per common share	$0.36	(0.86)	$1.97	(2.62)

Diluted net income per common share:
Net income (loss)	$9,808	(21,712)	$54,157	(62,406)
Income allocated to participating securities	-	-	-	-
Net income (loss) available to potential common
shareholders	$9,808	(21,712)	$54,157	(62,406)

Diluted net earnings (loss) per share	$0.36	(0.86)	$1.97	(2.62)

For periods in which there was a loss, the Company has excluded from its diluted loss per share calculation options to purchase shares with underlying exercise prices less than the average market prices and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per share.  The excluded instruments would have increased the diluted weighted average number of common and common equivalent shares outstanding by approximately 0.9 million and 0.8 million for the three and nine months September 30, 2008, respectively.  In addition, in periods of net losses, the Company has not allocated any portion of such losses to participating securities holders for its basic loss per share calculation as such participating securities holders are not contractually obligated to fund such losses.

(6)	Pension Expense

In 2007, the Company froze pension plan benefit accruals for all employees covered under its qualified non-contributory defined benefit pension plan.   The components of net periodic benefit cost are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest cost	$915	911	2,745	2,734
Expected return on plan assets	(775)	(1,089)	(2,324)	(3,268)
Amortization of actuarial amount	402	—	1,205	—
Net periodic cost (benefit)	$542	(178)	1,626	(534)

(7)	Pneumoconiosis (Black Lung) Benefits

The expense for black lung benefits consists of the following (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Service Cost	$306	120	919	360
Interest cost	428	491	1,284	1,472
Amortization of actuarial amount	—	(141)	—	(422)
Total expense	$734	470	2,203	1,410

(8)	Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information. As of September 30, 2009 and December 31, 2008, except for long-term debt obligations, the carrying amounts of all financial instruments approximate their fair values due to their short maturities.

The Company believes that the fair value of its Senior Notes was $145.1 million and $112.1 million at September 30, 2009 and December 31, 2008, respectively, based on available market information at that date.  The Company believes that the carrying amount of the Revolver approximated the fair value at December 31, 2008, due to the variable interest rate and recent amendment to that facility.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
CAPP	$141,371	123,691	453,859	353,388
Midwest	26,949	28,151	78,231	74,345
Corporate	-	-	-	-
Total	$168,320	151,842	532,090	427,733

Depreciation, depletion and amortization
CAPP	$12,616	13,700	36,424	41,087
Midwest	2,943	3,441	9,504	10,848
Corporate	13	17	39	65
Total	$15,572	17,158	45,967	52,000

Total operating income (loss)
CAPP	$20,883	(6,756)	87,422	(20,035)
Midwest	(1,138)	(1,773)	(2,623)	(9,171)
Corporate	(5,624)	(4,717)	(17,577)	(13,654)
Total	$14,121	(13,246)	67,222	(42,860)

Net earnings (loss) (1)
CAPP	$20,883	(6,756)	87,422	(20,035)
Midwest	(1,138)	(1,773)	(2,623)	(9,171)
Corporate	(9,937)	(13,183)	(30,642)	(33,200)
Total	$9,808	(21,712)	54,157	(62,406)

(1)  Income and expense items that are not included in income (loss) from operations are not allocated to the segments.

	September 30,	December 31,
	2009	2008
Total Assets
CAPP	$405,890	336,631
Midwest	93,198	89,792
Corporate	8,696	37,123
Total	$507,784	463,546

Goodwill
CAPP	$-	-
Midwest	26,492	26,492
Corporate	-	-
Total	$26,492	26,492

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes contained herein and the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Overview

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana. We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)). We derived 92% of our total revenues (contract and spot) in the nine months ended September 30, 2009 from coals sales to electric utility customers and the remaining 8% from coal sales to industrial and other companies.

CAPP Segment

In Central Appalachia, our coal is primarily sold to customers in the southern portion of the South Atlantic region of the United States. The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware. We have been providing coal to customers in the South Atlantic region since our formation in 1988. For the nine months ended September 30, 2009, our CAPP segment produced 5.4 million tons of coal (including contract coal and purchased coal). Of the CAPP tons produced, 83% came from Company operated underground mines. For the nine months ended September 30, 2009, we shipped 5.1 million tons of coal and generated coal sale revenues of $453.9 million from our CAPP segment. For the nine months ended September 30, 2009, Georgia Power Company and South Carolina Public Service Authority were our largest customers, representing approximately 38% and 37% of our total revenues, respectively.  No other CAPP customer accounted for more than 10% of our total revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the nine months ended September 30, 2009, our Midwest mines produced 2.4 million tons of coal. Of the Midwest tons produced, 81% came from Company operated surface mines. For the nine months ended September 30, 2009, we shipped 2.4 million tons of coal and generated coal sale revenues of $78.2 million from our Midwest segment. For the nine months ended September 30, 2009, our Midwest segment’s largest customer represented approximately 6% of our total revenues.

Results of Operations

Three Months Ended September 30, 2009 Compared with the Three Months Ended September 30, 2008

The following tables show selected operating results for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 (in thousands except per ton amounts).

	Three Months Ended September 30,
	2009		2008
	Total	Per Ton	Total	Per Ton
Volume shipped (tons)	2,439		2,777

Revenues	$168,320	69.01	$151,842	54.68
Cost of coal sold	128,361	52.63	138,873	50.01
Depreciation, depletion and amortization	15,572	6.38	17,158	6.18
Gross profit (loss)	24,387	10.00	(4,189)	(1.51)
Selling, general and administrative	10,266	4.21	9,057	3.26

Volume and Revenues by Segment

	Three Months Ended September 30,
	2009		2008
	CAPP	Midwest	CAPP	Midwest

Volume (tons shipped)	1,647	792	1,932	845

Coal sales revenue	$141,371	26,949	123,691	28,151

Average sales price per ton	$85.84	34.03	64.02	33.31

Coal sales revenue for the three months ended September 30, increased from $151.8 million in 2008 to $168.3 million in 2009. This increase was due to an increase in the average sales price per ton in the CAPP region, which was partially offset by a decrease in tons shipped in the CAPP and Midwest regions.

For the three months ended September 30, 2009, the CAPP region sold approximately 1.5 million tons of coal under long-term contracts (92% of total CAPP sales volume) at an average selling price of $87.06 per ton. For the three months ended September 30, 2008, the CAPP region sold approximately 1.1 million tons of coal under long-term contracts (56% of total CAPP sales volume) at an average selling price of $52.08 per ton.  For the three months ended September 30, 2009, the CAPP region sold 0.1 million tons of coal (8% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $70.43 per ton. For the three months ended September 30, 2008, the CAPP region sold 0.8 million tons of coal (44% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $78.97 per ton.

The Midwest’s region sales of coal were under long term contracts for the 2009 and 2008.  For the three months ended September 30, 2009, the Midwest region sold 0.8 million tons at an average sales price of $34.03 per ton.  For the three months ended September 30, 2008, the Midwest region sold 0.8 million tons at an average sales price of $33.31 per ton.

Operating Costs by Segment

	Three Months Ended September 30,
	2009			2008
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$103,946	24,415	-	113,187	25,686	-

Per ton	63.11	30.83	-	58.59	30.40	-

Depreciation, depletion and amortization	12,616	2,943	13	13,700	3,441	17

Per ton	7.66	3.72	-	7.09	4.07	-

Cost of Coal Sold

For the three months ended September 30, the cost of coal sold, excluding depreciation, depletion and amortization, decreased from $138.9 million in 2008 to $128.4 million in 2009 due to less tons sold.  Our cost per ton of coal sold in the CAPP region increased from $58.59 per ton in the 2008 period to $63.11 per ton in the 2009 period.  This $4.52 increase in cost per ton of coal sold was primarily the result of lower productivity due to increased federal and state regulatory scrutiny which caused an increase in labor costs as compared to the prior year, a decrease in tons produced in response to market conditions and the impact of increased average sales prices on our sales related costs (primarily royalties and severance taxes). The major components of this increase include an increase in the Company’s sales related costs of $3.17 per ton, preparation and loading costs of $1.41 per ton and labor and benefit costs of $0.46 per ton.  These increases were offset by a decrease in variable costs of $0.93 per ton, primarily due to a decrease in certain raw material costs.  For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest increased $0.43 per ton from $30.43 in the 2008 period to $30.83 per ton in the 2009 period.

Depreciation, depletion and amortization

For the three months ended September 30, depreciation, depletion and amortization decreased from $17.2 million in 2008 to $15.6 million in 2009.  In the CAPP region, depreciation, depletion and amortization decreased $1.1 million to $12.6 million or $7.66 per ton.  In the Midwest, depreciation, depletion and amortization decreased $0.5 million to $2.9 million or $3.72 per ton.

Selling, general and administrative

Selling, general and administrative expenses increased from $9.1 million for the three months ended September 30, 2008 to $10.3 million for the three months ended September 30, 2009.  The increase was primarily due to higher letter of credit fees and an increase in certain salary and benefit amounts, including stock compensation.  The increase in the letter of credit fees is due to an increase in the usage fee under our Letter of Credit Facility.

Income Taxes

Our effective tax rate for the three months ended September 30, 2009 and 2008 was 4.3% and 0.0%, respectively.  Our effective income tax rate is impacted primarily by changes in the amount of the valuation allowance recorded and the effects of percentage depletion.   For 2009, we expect that a portion of our available net operating loss carryforward will be utilized to reduce current tax expense, and therefore the previously established valuation allowance will be reduced.  The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.”  As of September 30, 2009, we had a $47.7 million valuation allowance against gross deferred tax assets.  For 2008, our effective tax rate was impacted by the conclusion that a benefit from the expected net operating loss was not more likely than not to be realized.  Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Nine Months Ended September 30, 2009 Compared with the Nine Months Ended September 30, 2008

The following tables show selected operating results for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 (in thousands except per ton amounts).

	Nine Months Ended September 30,
	2009		2008
	Total	Per Ton	Total	Per Ton
Volume shipped (tons)	7,477		8,591

Revenues	$532,090	71.16	$427,733	49.79
Cost of coal sold	388,789	52.00	393,470	45.80
Depreciation, depletion and amortization	45,967	6.15	52,000	6.05
Gross profit (loss)	97,334	13.02	(17,737)	(2.06)
Selling, general and administrative	30,112	4.03	25,123	2.92

Volume and Revenues by Segment

	Nine Months Ended September 30,
	2009		2008

	CAPP	Midwest	CAPP	Midwest

Volume (tons shipped)	5,092	2,385	6,290	2,301

Coal sales revenue	$453,859	78,231	353,388	74,345

Average sales price per ton	$89.13	32.80	56.18	32.31

Coal sales revenue for the nine months ended September 30, increased from $427.7 million in 2008 to $532.1 million in 2009. This increase was due to an increase in the average sales price per ton in the CAPP region and an increase in tons shipped in the Midwest region, which was partially offset by a decrease in tons shipped in the CAPP region.

For the nine months ended September 30, 2009, the CAPP region sold approximately 4.7 million tons of coal under long-term contracts (92% of total CAPP sales volume) at an average selling price of $89.84 per ton. For the nine months ended September 30, 2008, the CAPP region sold approximately 3.2 million tons of coal under long-term contracts (52% of total CAPP sales volume) at an average selling price of $50.65 per ton.  For the nine months ended September 30, 2009, the CAPP region sold 0.4 million tons of coal (8% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $81.06 per ton. For the nine months ended September 30, 2008, the CAPP region sold 3.1 million tons of coal (48% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $62.01 per ton.

The Midwest’s region sales of coal were under long term contracts for both 2009 and 2008.  For the nine months ended September 30, 2009, the Midwest region sold 2.4 million tons at an average sales price of $32.80 per ton.  For the nine months ended September 30, 2008, the Midwest region sold 2.3 million tons at an average sales price of $32.31 per ton.

Operating Costs by Segment

	Nine Months Ended September 30,
	2009			2008

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$319,382	69,407	-	322,549	70,921	-

Per ton	62.72	29.10	-	51.28	30.82	-

Depreciation, depletion and amortization	36,424	9,504	39	41,087	10,848	65

Per ton	7.15	3.98	-	6.53	4.71	-

Cost of Coal Sold

For the nine months ended September 30, the cost of coal sold, excluding depreciation, depletion and amortization, decreased from $393.5 million in 2008 to $388.8 million in 2009 due to less tons sold.  Our cost per ton of coal sold in the CAPP region increased from $51.28 per ton in the 2008 period to $62.72 per ton in the 2009 period.  This $11.44 increase in cost per ton of coal sold was primarily the result of lower productivity due to increased federal and state regulatory scrutiny which caused an increase in labor costs as compared to prior year, a decrease in tons produced in response to market conditions, an increase in machine parts and repairs costs, and the impact of increased average sales prices on our sales related costs (primarily royalties and severance taxes). The major components of this increase include an increase in the Company’s sales related costs of $4.29 per ton, labor and benefit costs of $2.96 per ton, preparation and loading costs of $1.74 per ton and other variable costs of $1.52 per ton.    For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest decreased $1.72 per ton from $30.82 in the 2008 period to $29.10 per ton in the 2009 period.  The decrease in cost per ton of coal sold was due to a $2.34 decrease in variable costs.  The decrease in the variable costs was primarily due to a decrease in diesel and explosives costs.

Depreciation, depletion and amortization

For the nine months ended September 30, depreciation, depletion and amortization decreased from $52.0 million in 2008 to $46.0 million in 2009.  In the CAPP region, depreciation, depletion and amortization decreased $4.7 million to $36.4 million or $7.15 per ton.  In the Midwest, depreciation, depletion and amortization decreased $1.3 million to $9.5 million or $3.98 per ton.

Selling, general and administrative

Selling, general and administrative expenses increased from $25.1 million for the nine months ended September 30, 2008 to $30.1 million for the nine months ended September 30, 2009.  The increase was primarily due to higher letter of credit fees, and an increase in certain salary and benefit amounts. The increase in the letter of credit fees is due to an increase in the usage fee under our Letter of Credit Facility.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2009 and 2008 was 2.7% and 0.0%, respectively.  Our effective income tax rate is impacted primarily by changes in the amount of the valuation allowance recorded and the effects of percentage depletion.    For 2009, we expect that a portion of our available net operating loss carryforward will be utilized to reduce current tax expense, and therefore the previously established valuation allowance will be reduced.  The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.”  As of September 30, 2009, we had a $47.7 million valuation allowance against gross deferred tax assets.  For 2008, our effective tax rate was impacted by the conclusion that a benefit from the expected net operating loss was not more likely than not to be realized.    Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Liquidity and Capital Resources

The following chart reflects the components of our debt as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Senior Notes	$150,000	$150,000
Revolver	-	18,000
Total long-term debt	150,000	168,000
Less amounts classified as current	-	18,000
Total long-term debt, less current maturities	$150,000	$150,000

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

In 2007, we entered into a $35.0 million Revolving Credit Agreement (the Revolver) and a Term Credit Agreement (collectively the Facilities). The Term Credit Agreement consists of a term facility (the Term Facility) and a $60.0 million letter of credit facility (the Letter of Credit Facility).  We repaid the outstanding balance of the Term Facility in October 2008 and used $5.2 million of our cash to secure letters of credit under the Letter of Credit Facility.  The $5.2 million of cash used to secure the letters of credit under the Letter of Credit Facility is included in other assets on our consolidated balance sheets as of September 30, 2009 and December 31, 2008.   The Letter of Credit Facility does not constitute a loan and accordingly is not available for borrowing.  The Letter of Credit Facility supports the issuance of up to $60.0 million of letters of credit.

The following is a summary of significant terms of the outstanding portion of our Facilities, as amended, as of September 30, 2009.

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

Effective July 1, 2009, the $10.0 million minimum liquidity reserve as defined under our credit agreements was no longer required.  As a result as of September 30, 2009, we had total liquidity of approximately $42.6 million, consisting of $35.0 million of borrowing capacity under our Revolver and $7.6 million of cash and cash equivalents.

We were in compliance with all of the financial covenants under the Facilities and Senior Notes as of September 30, 2009.  We cannot assure you that we will remain in compliance in subsequent periods.  If necessary, we will consider seeking a waiver or other alternatives to remain in compliance with the covenants.  For more detail regarding the covenants under the Facilities, see Part II - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.”

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

Net cash from operating activities reflects net income or loss adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash provided by operating activities was $70.8 million and $13.1 million for the nine months ended September 30, 2009 and 2008, respectively.  We had net income of $54.2 million in the nine months ended September 30, 2009 as compared to a net loss of $62.4 million in the nine months ended September 30, 2008.  In reconciling our net income (loss) to cash provided by operating activities, $53.9 million was added for non cash charges during 2009, as compared to a $61.0 million during 2008.  During 2009, our net income, as adjusted for non cash charges, was reduced by $37.2 million as a result of changes in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2009 includes a $13.0 million increase in accounts receivable and a $21.1 million increase in inventory.  During 2008, our net loss, as adjusted for non cash charges, was offset by a $14.5 million increase in cash from our operating assets and liabilities.

Net cash used in investing activities decreased by $9.8 million to $48.6 million for the nine months ended September 30, 2009 as compared to the same period in 2008 and consisted primarily of capital expenditures.  Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations.

Net cash used by financing activities was $17.9 million for the nine months ended September 30, 2009 and consisted primarily of net repayments on the Revolver.  Net cash provided by financing activities was $85.0 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2008, our primary financing activities were the receipt of $94.0 million of net proceeds from the issuance of our common stock, net borrowings under our Revolver of $13.0 million and the repayment $22.0 million under our Term Loan.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through September 30, 2009, we estimate that, as of September 30, 2009, we controlled approximately 232.4 million tons of proven and probable coal reserves in the CAPP region and 40.6 millions tons in the Midwest region.  The following table provides additional information regarding changes to our reserves since December 31, 2008 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2008 (1)	235.1	42.0	277.1
Coal Extracted	(5.4)	(2.4)	(7.8)
Acquisitions (2)	0.7	0.9	1.6
Adjustments (3)	2.4	0.1	2.5
Divesture (4)	(0.4)	-	(0.4)
Proven and Probable Reserves, as of September 30, 2009 (1)	232.4	40.6	273.0

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

Trends In Our Business

Near-term, the global economic slowdown has lowered demand for coal which has resulted in a decline in spot coal prices.  The price of spot coal has also been impacted by a decrease in the price of competing fuel sources including oil and natural gas.  Recently, the coal industry has announced cutbacks in supply in response to decrease in demand for coal.  Due to the uncertainties in the global market place, we are unable to forecast the price or demand for coal over the next few years.  Long-term, we believe that the demand for coal worldwide will continue to be strong as supply challenges will continue in the regions that we mine coal.  We also believe that in the United States coal will continue to be one of the most economical energy sources.   A number of factors beyond our control impact coal prices, including:

●	the supply of domestic and foreign coal;
●	the demand for electricity;
●	the demand for steel and the continued financial viability of the domestic and foreign steel industries;
●	the cost of transporting coal to the customer;
●	domestic and foreign governmental regulations and taxes;
●	world economic conditions
●	air emission standards for coal-fired power plants; and
●	the price and availability of alternative fuels for electricity generation.

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At September 30, 2009, we had $104.9 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $61.1 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $3.5 million. Recently, surety bond costs have increased and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations.  At September 30, 2009, we had $59.1 million of letters of credit outstanding.  The letters of credits were issued under our Letter of Credit Facility.  In addition, we may use up to $10 million of our $35 million Revolver for the issuance of additional letters of credit, if necessary.

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

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 6.0% at December 31, 2008.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 6.0% to 5.5%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $1.7 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of September 30, 2009 was $58.0 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.75% at December 31, 2008. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.75% to 5.25%, all other things being equal, the present value of our black lung obligation would increase by approximately $2.1 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of September 30, 2009 was $31.9 million.

Defined Benefit Pension

We have in place a non-contributory defined benefit pension plan under which all benefits were frozen in 2007.  The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments with comparable maturities. At December 31, 2008, the discount rate used to determine the obligation was 6.0%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 6.0% to 5.5%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $4.4 million.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the periods ended September 30, 2009. Significant changes to these rates would introduce volatility to our pension expense.  Our accrued pension obligation as of September 30, 2009 was $20.1 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our asset retirement obligation liabilities consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. US GAAP requires that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is our estimate of our credit adjusted risk free rate. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under US GAAP, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. US GAAP recognizes that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of September 30, 2009 was $44.8 million.

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

Income Taxes

Deferred tax assets and liabilities are required to be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are also required to be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income. We have also considered tax planning strategies in determining the deferred tax asset that will ultimately be realized. If actual results differ from the assumptions made in the evaluation of the amount of our valuation allowance, we record a change in valuation allowance through income tax expense in the period such determination is made.

We recorded no tax benefit in 2008, based on the conclusion that the benefit of the 2008 net operating loss carryforward does not meet the more likely than not criteria to be realized.  In 2009, the Company expects to realize some benefit from its net operating loss carryforwards.  As of September 30, 2009, the Company had recorded a $47.7 million valuation allowance against its gross deferred tax assets.

Coal Reserves

There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves. Many of these uncertainties are beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data initially assembled by our staff and analyzed by Marshall Miller & Associates, Inc. (MM&A). The reserve information has subsequently been updated by our staff. The updates to the reserves have been calculated in the same manner, and based on similar assumptions and qualifications, as used in the MM&A studies described above, but these updates to the reserve estimates have not been reviewed by MM&A.  A number of sources of information were used to determine accurate recoverable reserves estimates, including:

●	all currently available data;

●	our own operational experience and that of our consultants;

●	historical production from similar areas with similar conditions;

●	previously completed geological and reserve studies;

●	the assumed effects of regulations and taxes by governmental agencies; and

●	assumptions governing future prices and future operating costs.

Reserve estimates will change from time to time to reflect, among other factors:

●	mining activities;

●	new engineering and geological data;

●	acquisition or divestiture of reserve holdings; and

●	modification of mining plans or mining methods.

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

●
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

●
Economic Projections – Assumptions regarding general economic conditions are included in and affect the assumptions used in our impairment tests.  These assumptions include, but are not limited to, supply and demand for coal, inflation, interest rates, and prices of raw materials (commodities); and

●	Discount Rates – When measuring a possible impairment, future cash flows are discounted at a rate that we believe represents our cost of capital.

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

The Leverage Ratio is calculated as the Company’s Senior Funded Indebtedness divided by annualized Adjusted EBITDA as calculated below.  The Senior Funded Indebtedness as of September 30, 2009 is $54.8 million and includes the amounts outstanding under our revolver, if any, and amounts of the letters of credit available to be issued under our letter of credit facility as of September 30, 2009.

	Nine months ended
	September 30
	2009	2008

Net income (loss)	$54,157	(62,406)
Income tax expense	1,517	-
Interest expense	11,790	13,700
Interest income	(55)	(317)
Depreciation, depletion, and amortization	45,967	52,000
EBITDA (before adjustments)	$113,376	2,977
Other adjustments specified in our current debt agreement:
Charges associated with repayment and amendment of debt	-	7,236
Other adjustments	10,023	7,561
Adjusted EBITDA	$123,399	17,774

FORWARD-LOOKING INFORMATION

From time to time, we make certain comments and disclosures in reports and statements, including this report, or statements made by our officers, which may be forward-looking in nature. Examples include statements related to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding. These forward-looking statements could also involve, among other things, statements regarding our intent, belief or expectation with respect to:

●	our cash flows, results of operation or financial condition;

●	the consummation of acquisition, disposition or financing transactions and the effect thereof on our business;

●	governmental policies and regulatory actions;

●	legal and administrative proceedings, settlements, investigations and claims;

●	weather conditions or catastrophic weather-related damage;

●	our production capabilities;

●	availability of transportation;

●	market demand for coal, electricity and steel;

●	competition;

●	our relationships with, and other conditions affecting, our customers;

●	employee workforce factors;

●	our assumptions concerning economically recoverable coal reserve estimates;

●	future economic or capital market conditions; and

●	our plans and objectives for future operations and expansion or consolidation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our $150 million Senior Notes have a fixed interest rate and are not sensitive to changes in the general level of interest rates.  Our Revolver has floating interest rates based on our option of either the base rate or LIBOR rate.  As of September 30, 2009, we had no borrowings outstanding under the Revolver.  We currently do not use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments.  The percentage of our sales pursuant to long-term contracts was approximately 94% for the nine month ended September 30, 2009.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived 92% of our total revenues (contract and spot) for the nine months ended September 30, 2009 and 81% of our total revenues in 2008, from our electric utility customers. Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities). All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

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

We compete in a worldwide market. The pricing and demand for our products is affected by a number of factors beyond our control. These factors include:

●	currency exchange rates;
●	growth of economic development;
●	price of alternative sources of electricity;
●	world wide demand; and
●	ocean freight rates

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

We are subject to extensive federal, state and local regulations with respect to matters such as:

●	employee health and safety;
●	permitting and licensing requirements;
●	air quality standards;
●	water quality standards;
●	plant, wildlife and wetland protection;
●	blasting operations;
●	the management and disposal of hazardous and non-hazardous materials generated by mining operations;
●	the storage of petroleum products and other hazardous substances;
●	reclamation and restoration of properties after mining operations are completed;
●	discharge of materials into the environment, including air emissions and wastewater discharge;
●	surface subsidence from underground mining; and
●	the effects of mining operations on groundwater quality and availability.

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

Regulations have expanded the definition of black lung disease and generally made it easier for claimants to assert claims and qualify for benefits, which could increase our exposure to black lung benefit liabilities.

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

Prior to placing excess fill material in valleys in connection with surface mining operations, coal mining companies are required to obtain a permit from the U.S. Army Corps of Engineers (Corps) under Section 404 of the Clean Water Act (404 Permit). The permit can be either a simplified Nation Wide Permit #21 (NWP 21) or a more complicated individual permit. Litigation respecting the validity of the NWP 21 permit program as currently administered has been ongoing for several years. On March 23, 2007, U.S. District Judge Robert Chambers of the Southern District of West Virginia struck down several 404 permits that had been issued by the Corps and found that the Corps’ decisions to issue such permits did not conform to the requirements of the Clean Water Act or the National Environmental Policy Act because the Corps failed to do a full assessment of all of the impacts of eliminating headwater streams. This ruling was subsequently reversed on appeal to the 4th Circuit Court of Appeals. While the lower court ruling applied only to the permits at issue in the case before Judge Chambers and thus would have had precedence only with respect to certain counties in southern West Virginia (where we do not now operate), the matters at issue in that case may be litigated in the future in jurisdictions in which we do operate and a ruling for the plaintiffs in such litigation or the NWP 21 litigation could have an adverse impact on our planned surface mining operations.

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

Most recently, the Environmental Protection Agency (EPA) has announced publicly that it will exercise its statutory right to more actively review Section 404 Permitting actions by the Corps.  In the third quarter of 2009, the EPA announced that it would further review 79 surface mining permit applications, including four of our permits.  These 79 permits were identified as likely to impact water quality and therefore requiring additional review under the Clean Water Act.  Such oversight could further delay and/or restrict the issuance of such permits, either of which events could have an adverse impact on our planned surface mining operations.

We have significant reclamation and mine closure obligations. If the assumptions underlying our accruals are materially inaccurate, we could be required to expend greater amounts than anticipated.

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Under U.S. generally accepted accounting principles we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. Specifically, the fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At September 30, 2009, we had accrued $44.8 million related to estimated mine reclamation costs. These amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

For the nine months ended September 30, 2009, we generated approximately 92% of our total revenues from several long-term contracts and spot sales with electrical utilities, including 38% from Georgia Power Company, and 37% from South Carolina Public Service Authority. At September 30, 2009, we had coal supply agreements with these customers that expire in 2009 to 2012. The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

Many of our coal supply agreements contain provisions that permit adjustment of the contract price upward or downward at specified times. Failure of the parties to agree on a price under those provisions may allow either party to either terminate the contract or reduce the coal to be delivered under the contract. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by the customer or us for the duration of specified events beyond the control of the affected party. Most coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as:

●	British thermal units (Btu’s);
●	sulfur content;
●	ash content;
●	grindability; and
●	ash fusion temperature.

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

We have implemented a sales plan that includes long-term contracts (one year or greater) and spot sales/short-term contracts (less than one year). We have structured our sales plan based on the assumptions that demand will remain adequate to maintain current shipping levels and that any disruptions in the market will be relatively short-lived. If we are unable to maintain our planned balance of contract sales with spot sales, or our markets become depressed for an extended period of time, our volumes and margins could decrease, negatively affecting our operating results.

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

Our coal mining operations are conducted, in large part, in underground mines and, to a lesser extent, at surface mines. These mines are subject to conditions or events beyond our control that could disrupt operations, affect production and the cost of mining at particular mines for varying lengths of time and have a significant impact on our operating results. These conditions or events have included:

●	variations in thickness of the layer, or seam, of coal;
●	variations in geological conditions;
●	amounts of rock and other natural materials intruding into the coal seam;
●	equipment failures and unexpected major repairs;
●	unexpected maintenance problems;
●	unexpected departures of one or more of our contract miners;
●	fires and explosions from methane and other sources;
●	accidental minewater discharges or other environmental accidents;
●	other accidents or natural disasters; and
●	weather conditions.

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

Forecasts of our future performance are based on estimates of our recoverable coal reserves. Estimates of those reserves were initially based on studies conducted by Marshall Miller & Associates, Inc. in accordance with industry-accepted standards which we have updated for current activity using similar methodologies. A number of sources of information were used to determine recoverable reserves estimates, including:

●	currently available geological, mining and property control data and maps;
●	our own operational experience and that of our consultants;
●	historical production from similar areas with similar conditions;
●	previously completed geological and reserve studies;
●	the assumed effects of regulations and taxes by governmental agencies; and
●	assumptions governing future prices and future operating costs.

Reserve estimates will change from time to time to reflect, among other factors:

●	mining activities;
●	new engineering and geological data;
●	acquisition or divestiture of reserve holdings; and
●	modification of mining plans or mining methods.

Therefore, actual coal tonnage recovered from identified reserve areas or properties, and costs associated with our mining operations, may vary from estimates. These variations could be material, and therefore could result in decreased profitability.

Our operations could be adversely affected if we are unable to obtain required surety bonds.

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. As of September 30, 2009, we had outstanding surety bonds with third parties for post-mining reclamation totaling $61.1 million. Furthermore, we have surety bonds for an additional $43.8 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations. Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit or other assurances of payment. However, letters of credit can be significantly more costly to us than surety bonds. The issuance of letters of credit under our senior secured credit facility also reduces amounts that we can borrow under our senior secured credit facility for other purposes. If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may be negatively affected.

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

We are required by law to provide various long-term employee benefits. We accrue amounts for these obligations based on the present value of expected future costs. We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations. At September 30, 2009, the current and non-current portions of these obligations included $31.9 million for coal workers’ black lung benefits and $58.0 million for workers’ compensation benefits.

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

We provide benefits under a defined benefit pension plan that was frozen in 2007. As of September 30, 2009, we estimated that our obligation under the pension plan was underfunded by approximately $20.1 million. If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated. The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

Our debt instruments impose a number of restrictions on us. A failure to comply with these restrictions could adversely affect our ability to borrow under our revolving credit facility or result in an event of default under our debt instruments. Our debt instruments contain financial and other covenants that create limitations on our ability to, among other things, borrow the full amount on our revolver, issue letters of credit under our letter of credit facility or incur additional debt, and require us to maintain various financial ratios and comply with various other financial covenants. These most restrictive covenants include the following:

●
The facilities require that we achieve minimum Adjusted EBITDA (as defined in the facilities as "Consolidated EBITDA").  Adjusted EBITDA is measured at the end of each quarter.  We were required to have Adjusted EBITDA for the 12 months ended September 30, 2009 of $72.2 million.  In order to meet the twelve month Adjusted EBITDA target at September 30, 2009, we needed Adjusted EBITDA of $54.6 million in the nine months ended September 30, 2009.   Our Adjusted EBITDA in the nine months ended September 30, 2009 was $123.4 million.  The most directly comparable US GAAP financial measure is net income.  For the nine months ended September 30, 2009, we had net income of $54.2 million.  Adjusted EBITDA is defined and reconciled to EBITDA and Net Loss under “Reconciliation of Non-GAAP Measures” in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●
The facilities require that our Leverage Ratio (as defined in the facilities) not exceed a specified multiple at the end of each quarter.    The Leverage Ratio was permitted to be 1.5x as of September 30, 2009 and decreases further thereafter.  Our Leverage Ratio was 0.4X as of September 30, 2009.  Leverage Ratio is defined under “Reconciliation of Non-GAAP Measures” in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●
The facilities limit the Capital Expenditures (other than Mandated Capital Expenditures) (as both are defined in the facilities) that we may make or agree to make in any fiscal year.  For the fiscal year ended December 31, 2009, we can not make Capital Expenditures in excess of $69.9 million (including unused carryover from the prior year).  For the nine months ended September 30, 2009, we made Capital Expenditures of $47.9 million (excludes Mandatory Capital Expenditures).

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

We believe that our cash on hand, the availability under our Revolver and cash generated from our operations will provide us with adequate liquidity through 2010.  However, such funds may not provide sufficient cash to fund any future acquisitions. Accordingly, we may need to conduct additional debt or equity financings in order to fund any such additional acquisitions, unless we issue shares of our common stock as consideration for those acquisitions. If we are unable to obtain any such financings, we may be required to forego future acquisition opportunities.

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

The market price of our common stock has been volatile in the past and may continue to be volatile in the future. The market price of our common stock will be affected by, among other things:

●	variations in our quarterly operating results;
●	changes in financial estimates by securities analysts;
●	sales of shares of our common stock by our officers and directors or by our shareholders;
●	changes in general conditions in the economy or the financial markets;
●	changes in accounting standards, policies or interpretations;
●	other developments affecting us, our industry, clients or competitors; and
●	the operating and stock price performance of companies that investors deem comparable to us.

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

None.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:	Exhibit

Amendment No. 3, dated as of November 3, 2009, to the Rights Agreement between the Registrant and Computershare Trust Company, N.A., successor to SunTrust Bank, as Rights Agent, dated as of May 25, 2009, incorporated herein by reference to Amendment No. 1 to the Registrant's Form 8-A filed November 3, 2009.	4.9

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2

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

November 3, 2009