Form 10-K
period 2009-12-31
James River Coal CO
filed 2010-02-26
CIK 1297720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File Number
December 31, 2009	000-51129

JAMES RIVER COAL COMPANY
(Exact name of registrant as specified in its charter)

Virginia	54-1602012
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

901 E. Byrd Street, Suite 1600
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (804) 780-3000

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.01 per share Series A Participating Cumulative Preferred Stock Purchase Rights
Name of each exchange on which registered:	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes    ☐             No    ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing sale price of Common Stock, par value $0.01 per share, on June 30, 2009 as reported on the Nasdaq Global Market, was approximately $336,982,000 (affiliates being, for these purposes only, directors, executive officers and holders of more than 10% of the registrant’s Common Stock).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    ☒             No    ☐

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of February 15, 2010 was 27,544,878.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Item 1.          Business

General Business

Overview

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana.  As of December 31, 2009, our six mining complexes included 14 underground mines, 10 surface mines and 10 preparation plants, five of which have integrated rail loadout facilities and three of which use a common loadout facility at a separate location.  As of December 31, 2009, we believe that we controlled approximately 271.1 million tons of proven and probable coal reserves.  At current production levels, we believe these reserves would support greater than 27 years of production.

In 2009, we produced 9.8 million tons of coal (including 0.3 million tons of coal produced in our mines that are operated by contract mine operators) and we purchased another 0.1 million tons for resale.  Of the 9.5 million tons we produced from Company-operated mines, approximately 66% came from underground mines, while the remaining 34% came from surface mines.  In 2009, we generated revenues of $681.6 million and had net income of $51.0 million.  Approximately 92% of our 2009 revenues were generated from coal sales to electric utility companies and the remainder came from coal sales to industrial and other companies.  In 2009, Georgia Power Company and South Carolina Public Service Authority were our largest customers, representing approximately 39% and 37% of our revenues, respectively.  No other customer accounted for more than 10% of our revenues.

The coal that we sell is obtained from three sources:  our Company-operated mines, mines that are operated by independent contract mine operators, and other third parties from whom we purchase coal for resale.  Contract mining and coal purchased from other third parties provide flexibility to increase or decrease production based on market conditions.  The table below reflects the amount and percentage of coal obtained from those sources in 2009:

	Tons (000s)	Percentage of total coal obtained by the Company
Coal produced from Company-operated mines	9,448	95.6%
Coal obtained from mines operated by independent contractors	322	3.3%
Coal purchased from third parties	107	1.1%
	9,877	100%

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

Surface Mining. Surface mining is used when coal is found close to the surface. This method involves the removal of overburden (earth and rock covering the coal) with heavy earth-moving equipment and explosives, loading out the coal, replacing the overburden and topsoil after the coal has been excavated and reestablishing vegetation and plant life and making other improvements that have local community and environmental benefit. Overburden is typically removed at our mines by either hydraulic shovels or front-end loaders which place the overburden into large trucks

In the Central Appalachia Region (CAPP), we use the contour and highwall surface mining methods. Contour and highwall mining is used where removal of all the overburden overlying a coal seam is either uneconomical or impossible due to property control or other issues. With contour mining, a contour cut is taken along the outcrop of the seam and the coal is removed from the exposed pit. Highwall mining can then take place where the seam is exposed in the highwall. A highwall miner resembles an underground continuous miner. The highwall miner cuts entries into the coal seam up to 10 feet wide and up to 900 feet deep. The coal is transported to the surface through the augers and loaded into trucks using a loader. The contour area is then reclaimed by returning overburden to the pit and restoring the mountainside to its approximate original contour. Reserve recovery using this method of mining is typically approximately 70%.

As of December 31, 2009, we had 10 surface mines one of which had a contract highwall miner operated in connection with the surface operations.

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

As of December 31, 2009, we had 14 Company-operated underground mines in operation, of which 11 were drift mines, and the remaining three were below-drainage mines.

Mining Operations

Our coal production is conducted through five mining complexes in the Central Appalachia Region and one mining complex in the Midwest Region.  We generally do not own the land on which we conduct our mining operations.  Rather, our coal reserves are controlled pursuant to leases from third party landowners.  We believe that greater than 95% and 90% of our coal reserves in the Central Appalachia Region and Midwest Region, respectively, are controlled pursuant to leases from third party landowners.  These leases typically convey mining rights to the coal producer in exchange for a per ton fee or royalty payment of a percentage of the gross sales price to the lessor.  The average royalties for coal reserves from our producing properties were approximately 8.7% and 3.1% of produced coal revenue for the year ended December 31, 2009 in the Central Appalachia Region and the Midwest Region, respectively.

All of our operations are located on or near public highways and receive electrical power from commercially available sources.  Existing facilities and equipment are maintained in good working condition and are continuously updated through capital expenditure investments.

The following table provides summary information on our mining complexes as of December 31, 2009:

	Number and Type of Mines				Quality of Shipments for the year ended 2009
Mining Complex	Underground	Surface (S) and Highwall (HW)	Total	Tons Shipped (000’s)	Average Sulfur Content	Average Ash Content	Average BTU Content
Central Appalachia
Bell County Coal Corporation	2	-	2	452	1.4	8.3	12,973
Bledsoe Coal Corporation	4	-	4	1,465	1.6	10.6	12,543
Blue Diamond Coal Corporation	3	1S/1HW (1)	4	1,704	1.0	8.8	12,827
Leeco, Inc.	1	2S /1HW (1)	3	1,281	0.8	9.4	12,930
McCoy Elkhorn Coal Corporation	3	1S	4	1,623	1.6	8.4	12,880

Midwest
Triad Mining, Inc	1	6S	7	3,098	3.1	8.7	11,294

(1)  Highwall Miner operated in conjunction with surface mining.

The following summarizes additional information concerning each of our six mining complexes:

Bell County.  The Bell County complex is located in Bell County in eastern Kentucky.  We use room and pillar mining and mine the Jellico and Garmedia seams of coal.  Coal is processed at our preparation plant and loaded into railcars via an integrated four-hour unit train loadout that is serviced by both the CSX and Norfolk Southern railroads.  As of December 31, 2009, we employed 118 mining and support personnel at this complex.

Bledsoe.  The Bledsoe complex is located in Leslie and Harlan counties in eastern Kentucky.  We use room and pillar mining and mine the Hazard #4 and #4 Rider seams of coal at this complex.  Coal is processed at one of two preparation plants and loaded into railcars at a separate location via a four-hour unit train loadout on the CSX railroad.  As of December 31, 2009, we employed 334 mining and support personnel at this complex.

Blue Diamond.  The Blue Diamond complex is located in Leslie, Perry and Letcher counties in eastern Kentucky.  We use room and pillar mining for our underground mine and we use the contour and highwall method for our surface mine.  We mine the Hazard #4 and Elkhorn #3 at this complex.  Coal is processed at our preparation plant, and loaded into railcars via an integrated four-hour unit train loadout on the CSX railroad.  As of December 31, 2009, we employed 313 mining and support personnel at this complex.

Leeco.  The Leeco complex is located in Knott and Perry counties in eastern Kentucky.  Our underground mines use room and pillar mining and our surface mine uses the contour and highwall mining methods.  We mine the Amburgy seam of coal and the Hazard #4, #5, #6, #7, #8 and #9 seams at this complex.  Coal is processed at our preparation plant and loaded into railcars via an integrated four-hour unit train loadout on the CSX railroad.  As of December 31, 2009, we employed 254 mining and support personnel at this complex.

McCoy Elkhorn.  The McCoy Elkhorn complex is located in Pike and Floyd counties in eastern Kentucky.  Our underground mines use room and pillar mining and our surface mine uses the contour mining methods.  We mine the Millard, Elkhorn #2 and Elkhorn #3 seams at this complex.  Coal is processed at one of our two preparation plants and loaded into railcars via integrated four-hour unit train loadouts on the CSX railroad.  As of December 31, 2009, we employed 376 mining and support personnel at this complex.

Triad.  The Triad complex is located in Pike and Knox counties in southern Indiana.  We use room and pillar mining to mine the Springfield seam of coal, and use the surface mine  method to mine multiple seams, including the Danville, Millersburg, Hymera, Bucktown and Springfield seams.  Coal is processed at one of three active preparation plants and loaded into trucks for delivery to the customer or by rail at our Switz City loadout.  The Switz City loadout is serviced by Indiana Railroad and the Indiana Southern Railroad.  As of December 31, 2009, we employed approximately 288 mining and support personnel at this complex.

Contract mining represented approximately 3.3% of our coal production in the year ended December 31, 2009. Each mining complex monitors its contract mining operations and provides geological and engineering assistance to the contract mine operators.  The contract mine operators generally provide their own equipment and operate the mines using their employees.  Independent contract mine operators are paid a fixed rate for each ton of saleable product.  We are primarily responsible for the reclamation activities involved with all contractor-operated mines.  Contractors that operate surface mines, however, typically are contractually obligated to perform, on our behalf, the reclamation activities associated with the mines they operate.  Our relationships with contract mine operators typically can be cancelled by either party without penalty by giving between 30 and 60 days notice.

Reserves

We have an ongoing mineral development drilling and exploration program on our coal properties.  The purpose of the drilling and exploration program is to assist us with planning our mining activities and to better assess our coal reserves.  In April 2004, we asked Marshall Miller & Associates, Inc. (“MM&A”) to prepare a detailed study of our reserves in Central Appalachia as of March 31, 2004 based on all of our geologic information, including our updated drilling and mining data.  For the Triad properties MM&A also prepared a detailed study of Triad’s reserves as of February 1, 2005 for the reserves obtained in the acquisition of Triad and as of April 11, 2006 for 15.8 million tons of reserves acquired in the second quarter of 2006 (collectively, the “MM&A studies”).   We have used MM&A’s March 31, 2004 study as the basis for our current internal estimate of our Central Appalachia reserves and MM&A’s February 1, 2005 and April 11, 2006 studies as the basis for our current internal estimate of our Midwest reserves (collectively the “MM&A studies”).  However, MM&A has not conducted a coal reserve study on our December 31, 2009 estimate.

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

As of December 31, 2009, we estimated that we controlled approximately 231.2 million tons of proven and probable coal reserves in Central Appalachia and 39.9 millions tons of proven and probable coal reserves in the Midwest.

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

The following table provides information on our mining complexes reserves (the quality information is based on the MM&A studies):

			Approximate Overall Reserve Quality (2), (3)
Mining Complex	Proven & Probable Reserves As of December 31, 2009 (1),(4)	Estimated Years of Reserve Life Based on 2009 Production Levels	Ash Content (%)	Heat Value (Btu/lb.)
Central Appalachia	(millions of tons)
Bell County	10.2	23.1	5.1	13,500

Bledsoe	54.2	36.3	7.8	13,000

Blue Diamond	78.3	44.1	4.7	13,700

Leeco	52.8	40.1	7.0	13,200

McCoy Elkhorn	35.7	20.0	5.7	13,300

Total/Average	231.2	34.3	6.3	13,300

Midwest
Triad	39.9	12.8	8.8	12,000

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

(3)
For the CAPP region, represents reserve quality information for our mining complexes as of March 31, 2004.  For the Midwest region, represents weighted average reserve quality information as of February 1, 2005 and April 11, 2006, for the reserves obtained on the acquisition of the Triad mining complex and for a lease entered into during 2006, respectively.  The reserve quality information is based on the MM&A studies.

(4)
Represents the Company’s estimate of reserves at December 31, 2009 based on additional information or reserves obtained from exploration and acquisition activities, production activities or discovery of new geologic information.  We calculated the adjustments to the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these December 31, 2009 estimates have not been reviewed by MM&A.

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

Customers and Coal Contracts

As is customary in the coal industry, we regularly enter into long-term contracts (which we define as contracts with terms of one year or longer) with many of our customers.  These arrangements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices.  In 2009, we generated approximately 91% of our total revenues from long-term contracts to sell coal to electric utilities.  For the year ended December 31, 2009, Georgia Power Company (39%) and South Carolina Public Service Authority (37%) were our largest customers by revenues.  No other customer accounted for more than 10% of revenues.

In 2009, we sold approximately 6.5 million tons of coal in the CAPP region at an average selling price of $88.75 per ton.  In the CAPP region, we currently have approximately 5.9 million and 2.4 million tons sold in 2010 and 2011, respectively, at average selling prices in excess of our 2009 average selling price.  Current market prices for coal in the CAPP region are substantially below our average 2009 sales price.  If the market does not strengthen, our sales price for future tons sold will be adversely impacted.

In 2009, we sold approximately 3.1 million tons of coal in the Midwest region at an average selling price of $33.07 per ton.  In the Midwest region, we currently have approximately 2.9 million and 1.4 million tons sold in 2010 and 2011, respectively, at average selling prices in excess of our 2009 average selling price.

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

Competition

The U.S. coal industry is highly competitive, with numerous producers in all coal producing regions.  We compete against various large producers and hundreds of small producers.  According to the U.S. Department of Energy, the largest producer produced approximately 17.1% (based on tonnage produced) of the total United States production in 2008, the latest year for which government statistics are available.  The U.S. Department of Energy also reported 1,458 active coal mines in the United States in 2008.  Demand for our coal by our principal customers is affected by:

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

Employees

At December 31, 2009, we had 1,736 employees.  None of our employees are currently represented by collective bargaining agreements.  Relations with our employees are generally good.

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

While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. We estimate that we will make expenditures of approximately $10.0 million and $3.0 million for environmental control facilities and complying with safety regulations in 2010 and 2011, respectively. These costs are in addition to reclamation and mine closing costs and the costs of treating mine water discharge, when necessary. Compliance with these laws has substantially increased the cost of coal mining, but is, in general, a cost common to all domestic coal producers.

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

Increased scrutiny of coal mining in general and underground coal mining in particular has led to new legislation.   Legislation has been enacted at the state and federal level that creates requirements for maintaining caches of self-contained self-rescuers throughout underground mines; equipping all underground miners with wireless communications devices and tracking devices; and installing cable lifelines from the mine portal to all sections of the mine for assistance in emergency escape.  Additionally, new requirements for prompt reporting of accidents and increased fines and penalties for violation of these and other regulations have been enacted.  The Federal Mine Safety and Health Administration issued final regulations in December 2006 that place new or amended requirements on all underground mines relating to the storage and use of self-contained self-rescuers, evacuation training for miners, the installment and maintenance of lifelines and notification of MSHA in the event of an accident.  In addition, new Federal Mine Safety and Health Administration regulations issued in December 2008 include requirements for providing refuge alternatives and improving flame-resistant conveyor belts and other fire protection measures.

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

In addition to the Black Lung Act, we also are liable under various state statutes for black lung claims. To a certain extent, our federal black lung liabilities are reduced by our state liabilities. Our total (federal and state) black lung benefit liabilities, including the current portions, totaled approximately $32.8 million at December 31, 2009. These obligations were unfunded at December 31, 2009.

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

Workers’ Compensation

We are required to compensate employees for work-related injuries. Our accrued workers’ compensation liabilities, including the current portion, were $59.3 million at December 31, 2009. These obligations are unfunded. Our expense for workers’ compensation was $12.3 million and $10.8 million in 2009 and 2008, respectively.  Both the federal government and the states in which we operate consider changes in workers’ compensation laws from time to time. Such changes, if enacted, could adversely affect us.

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

Under U.S. generally accepted accounting principles, we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves.  The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset.  At December 31, 2009, we had accrued $44.8 million related to estimated mine reclamation costs.  The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted interest rates.

Our future operating results would be adversely affected if these accruals were determined to be insufficient. These obligations are unfunded. The amount that was expensed for the year ended December 31, 2009 was $3.2 million, while the related cash payment for such liability during the same period was $0.7 million.

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

Framework Convention On Global Climate Change

The United States and more than 160 other nations are signatories to the 1992 Framework Convention on Global Climate Change, commonly known as the Kyoto Protocol, which is intended to limit or capture emissions of greenhouse gases, such as carbon dioxide.  In December 1997, the signatories to the convention established a potentially binding set of emissions targets for developed nations.  Although the specific emissions targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012.  The U.S. Senate has not ratified the treaty commitments.  The current administration could support the effort to ratify the treaty.  With Russia’s ratification of the Kyoto Protocol in 2004, it became binding on all ratifying countries.  The implementation of the Kyoto Protocol in the United States and other countries, and other emissions limits, such as those adopted by the European Union, could affect demand for coal outside the United States.  If the Kyoto Protocol or other comprehensive legislation or regulations focusing on greenhouse gas emissions is enacted by the United States, it could have the effect of restricting the use of coal.  Other efforts to reduce emissions of greenhouse gases and federal initiatives to encourage the use of natural gas also may affect the use of coal as an energy source.

Clean Water Act

The federal Clean Water Act and corresponding state laws affect coal mining operations by imposing restrictions on discharges into regulated waters.  Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters.  We believe we have obtained or applied for all permits required under the Clean Water Act and corresponding state laws and are in substantial compliance with such permits. However, new requirements under the Clean Water Act and corresponding state laws could cause us to incur significant additional costs that adversely affect our operating results.

In addition, the U.S. Army Corps of Engineers imposes stream mitigation requirements on surface mining operations. These regulations require that footage of stream loss be replaced through various mitigation processes, if any ephemeral, intermittent, or perennial streams are impacted due to mining operations.  The federal Office of Surface Mining Reclamation and Enforcement has imposed regulatory requirements applicable to excess spoil placement, including the requirement that operators return as much spoil as possible to the excavation created by the mine. These regulations may also cause us to incur significant additional operating costs.

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

We derived 92% of our total revenues (contract and spot) in 2009 and 81% of our total revenues in 2008, from our electric utility customers.  Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities).  All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

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

Our Central Appalachia mines generally ship coal via rail systems.  During 2009, we shipped in excess of 95% of our coal from our Central Appalachia mines via CSX.  In the Midwest, we shipped approximately 63% of our produced coal by truck and the remainder via rail systems.  We believe that our 2010 transportation modes will be comparable to those used in 2009.  Our dependence upon railroads and third party trucking companies impacts our ability to deliver coal to our customers.  Disruption of service due to weather-related problems, strikes, lockouts, bottlenecks and other events could temporarily impair our ability to supply coal to our customers, resulting in decreased shipments.  Decreased performance levels over longer periods of time could cause our customers to look elsewhere for their fuel needs, negatively affecting our revenues and profitability.

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

The United States and more than 160 other nations are signatories to the 1992 Framework Convention on Global Climate Change, commonly known as the Kyoto Protocol, which is intended to limit or capture emissions of greenhouse gases, such as carbon dioxide.  In December 1997, the signatories to the convention established a potentially binding set of emissions targets for developed nations.  Although the specific emissions targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012.  The U.S. Senate has not ratified the treaty commitments.  The current administration could support the effort to ratify the treaty.  With Russia’s ratification of the Kyoto Protocol in 2004, it became binding on all ratifying countries.  The implementation of the Kyoto Protocol in the United States and other countries, and other emissions limits, such as those adopted by the European Union, could affect demand for coal outside the United States.  If the Kyoto Protocol or other comprehensive legislation or regulations focusing on greenhouse gas emissions is enacted by the United States, it could have the effect of restricting the use of coal.  Other efforts to reduce emissions of greenhouse gases and federal initiatives to encourage the use of natural gas also may affect the use of coal as an energy source.

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

Extensive environmental laws and regulations, including those relating to greenhouse gas emissions, affect the end-users of coal and could reduce the demand for coal as a fuel source and cause the volume of our sales to decline.

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

As a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al.  v. EPA, 549 U.S.  497 (2007), finding that greenhouse gases fall within the Clean Air Act definition of “air pollutant,” the EPA was required to determine whether emissions of greenhouse gases “endanger” public health or welfare.  In April 2009, the EPA proposed a finding of such endangerment and has announced plans’ to soon finalize its proposed endangerment finding.  This could result in the EPA issuing a broad regulatory program for the control of greenhouse gas emissions, including carbon dioxide emissions.  The EPA has recently completed several rulemaking actions indicating its intent to do so, including, among others, a final greenhouse gas reporting rule for certain major stationary source permitting programs, proposed regulations to control greenhouse gas emissions from light duty vehicles, and a proposed “tailoring” rule explaining how it would implement the Clean Air Act’s Title V and prevention of significant deterioration permitting programs with respect to greenhouse gas emissions from major stationary sources.  In the second quarter of 2009, a bill passed the House that would reduce greenhouse gas emissions to 17% below 2005 levels by 2020 and 80% below 2005 levels by the middle of the century, and both Houses of Congress are also actively considering new legislation that could establish a national cap on, or other regulation of, carbon emissions and other greenhouse gases.  Current proposals include a cap and trade system that would require the purchase of emission permits, which could be traded on the open market.  These proposals will make it more costly to operate coal-fired plants and could make coal a less attractive fuel for future power plants.  Any new or proposed requirements adversely affecting the use of coal could adversely affect our operations and results.

The permitting of new coal-fueled power plants has also recently been contested by state regulators and environmental organizations based on concerns relating to greenhouse gas emissions.  In addition, in September 2009, the United States Court of Appeals for the Second Circuit issued its decision in Connecticut v.  AEP allowing plaintiffs’ claims that public utilities’ greenhouse gas emissions created a “public nuisance” to go to trial over defendants’ objections based upon political question, preemption and lack of standing.  A similar ruling was issued in October 2009 by the Fifth Circuit in Comer v.  Murphy Oil involving a lawsuit against several coal, chemical, oil and gas, and utility companies.  The plaintiffs in these cases are seeking various remedies, including monetary damages and injunctive relief.  These cases expose other significant contributors to greenhouse gas emissions to similar litigation risk.  The effect of these recent cases may be mitigated in the event Congress adopts greenhouse gas legislation and the EPA finalizes adoption of greenhouse gas emission standards.  Nevertheless, increased efforts to control greenhouse gas emissions by state, federal, judicial or international authorities could result in reduced demand for coal.

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

In January 2005, a virtually identical claim to that filed in West Virginia was filed in Kentucky.  The plaintiffs in this case, Kentucky Riverkeepers, Inc., et al. v. Colonel Robert A.  Rowlette, Jr., et al., Civil Action No 05-CV-36-JPC, seek the same relief as that sought in West Virginia.  The court heard oral arguments on plaintiffs’ preliminary injunction motion and/or motion for summary judgment in late 2005 and those motions were denied as moot as the 2002 NWP being challenged had expired before a decision was rendered in the case.  The presiding judge has allowed the plaintiffs to renew the challenge against the 2007 permits and the case continues to move forward.  A ruling for the plaintiffs in this matter could have an adverse impact on our planned surface mining operations.

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

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining.  We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary.  Under U.S. generally accepted accounting principles we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves.  The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset.  At December 31, 2009, we had accrued $44.8 million related to estimated mine reclamation costs.  The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted interest rates.  Furthermore, these obligations are unfunded.  If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

Risks Related to Our Operations

We have experienced operating losses and net losses in recent years and may experience losses in the future.

We experienced operating losses and net losses in the each of the years ended December 31, 2008 and 2007.  While we have been profitable in the year ended December 31, 2009, we must continue to carefully manage our business, including the balance of our long-term and short-term sales contracts and our production costs.  Although we seek to balance our contract mix to achieve optimal revenues over the long term, the market price of coal is affected by many factors that are outside of our control.  Our production costs have increased in recent years, and we expect higher costs to continue for the next several years.  Additionally, certain of our long term contracts for sales of coal are priced substantially above current spot prices for coal.  Our profitability in the future will be impacted by the price levels that we achieve on future long term contracts.  Accordingly, we cannot assure you that we will be able to achieve profitability in the future.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.

For 2009, we generated approximately 92% of our total revenues from several long-term contracts and spot sales with electrical utilities, including 39% from Georgia Power Company, and 37% from South Carolina Public Service Authority.  At December 31, 2009, we had coal supply agreements with these customers that expire in 2010 to 2012.  The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

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

We have implemented a sales plan that includes long-term contracts (one year or greater) and spot sales/ short-term contracts (less than one year).  We have structured our sales plan based on the assumptions that demand will remain adequate to maintain current shipping levels and that any disruptions in the market will be relatively short-lived.  If we are unable to maintain our planned balance of contract sales with spot sales, or our markets become depressed for an extended period of time, our volumes and margins could decrease, negatively affecting our operating results.

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

Underground coal mining is subject to federal and state laws and regulations relating to safety in underground coal mines and enforcement activities by federal and state regulators.  These laws and regulations, the most significant of which is the federal MINER Act, include requirements for constructing and maintaining caches for the storage of additional self-contained self rescuers throughout underground mines; installing rescue chambers in underground mines; constant tracking of and communication with personnel in the mines; utilizing carbon dioxide monitors, installing cable lifelines from the mine portal to all sections of the mine to assist in emergency escape; submission and approval of emergency response plans; new and additional safety training; providing refuge alternatives; and improving flame-resistant conveyor belts and other fire protection measures.  In 2007, implementation of the MINER Act continued with new penalty regulations that significantly increased regular penalty amounts and special assessments.  In addition, a new emergency temporary standard was issued relating to mine seal requirements.  Various states also have enacted their own new laws and regulations addressing many of these same subjects.  These new laws and regulations will cause us to incur substantial additional costs, which will adversely impact our operating performance.

The U.S. Department of Labor, Mine Safety and Health Administration (MSHA) periodically notifies certain coal mines that a potential pattern of violations may exist based upon an initial statistical screening of violation history and pattern criteria review by MSHA.  Certain of our mines have received such notices in the past.  Upon receipt of such a notification, we conduct a comprehensive review of the operation that received the notification and prepare and submit to MSHA plans designed to enhance employee safety at the mine through better education, training, mining practices, and safety management.  Following implementation of the plans, MSHA conducts a complete inspection of the mine and further evaluates the situation and then advises the operator whether a pattern of violation exists and whether further action will be taken.  No pattern of violations has been found to exist at any of our mines that have received such notification.  The failure to remediate the situation resulting in a finding that a pattern of violation does exists at a mine could have a significant impact on our operations.

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

Our coal mining operations are conducted, in large part, in underground mines and, to a lesser extent, at surface mines.  These mines are subject to conditions or events beyond our control that could disrupt operations, affect production and the cost of mining at particular mines for varying lengths of time and have a significant impact on our operating results.  These conditions or events have included:

•	variations in thickness of the layer, or seam, of coal;
•	variations in geological conditions;
•	amounts of rock and other natural materials intruding into the coal seam;
•	equipment failures and unexpected major repairs;
•	unexpected maintenance problems;
•	unexpected departures of one or more of our contract miners;
•	fires and explosions from methane and other sources;
•	accidental minewater discharges or other environmental accidents;
•	other accidents or natural disasters; and
•	weather conditions

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

In addition to coal we produce from our Company-operated mines, we have mines that typically are operated by independent contract mine operators, and we purchase coal from third parties for resale.  For 2010, we anticipate less than 10% of our total production will come from mines operated by independent contract mine operators and from third party purchased coal sources.  Operational difficulties, changes in demand for contract mine operators from our competitors and other factors beyond our control could affect the availability, pricing and quality of coal produced for us by independent contract mine operators.  Disruptions in supply, increases in prices paid for coal produced by independent contract mine operators or purchased from third parties, or the availability of more lucrative direct sales opportunities for our purchased coal sources could increase our costs or lower our volumes, either of which could negatively affect our profitability.

We face significant uncertainty in estimating our recoverable coal reserves, and variations from those estimates could lead to decreased revenues and profitability.

Forecasts of our future performance are based on estimates of our recoverable coal reserves.  Estimates of those reserves were initially based on studies conducted by Marshall Miller & Associates, Inc. in 2004 for our CAPP reserves and 2005 and 2006 for our Midwest reserves in accordance with industry-accepted standards which we have updated for current activity using similar methodologies.  A number of sources of information were used to determine recoverable reserves estimates, including:

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

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations.  As of December 31, 2009, we had outstanding surety bonds with third parties for post-mining reclamation totaling $60.2 million.  Furthermore, we have surety bonds for an additional $43.8 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations.  Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral.  We have satisfied our obligations under these statutes and regulations by providing letters of credit or other assurances of payment.  However, letters of credit can be significantly more costly to us than surety bonds.  The issuance of letters of credit under our Revolver also reduces amounts that we can borrow under our Revolver.  If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may he negatively affected.

Our work force could become unionized in the future, which could adversely affect the stability of our production and reduce our profitability.

In 2009, our company owned mines were operated by union-free employees.  However, our subsidiaries’ employees have the right at any time under the National Labor Relations Act to form or affiliate with a union.  Any unionization of our subsidiaries’ employees, or the employees of third-party contractors who mine coal for us, could adversely affect the stability of our production and reduce our profitability.

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

We are required by law to provide various long-term employee benefits.  We accrue amounts for these obligations based on the present value of expected future costs.  We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations.  At December 31, 2009, the current and non-current portions of these obligations included $32.8 million for coal workers’ black lung benefits and $59.3 million for workers’ compensation benefits.

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

We provide benefits under a defined benefit pension plan that was frozen in 2007.  As of December 31, 2009, we estimated that our obligation under the pension plan was underfunded by approximately $14.8 million.  If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated.  The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year.  In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

Our current leverage amount may harm our financial condition and results of operations.

Our total consolidated long-term debt as of December 31, 2009 was $278.3 million (net of a discount on our convertible notes of $44.2 million).  Our level of indebtedness could result in the following:

•	it could effect our ability to satisfy our outstanding obligations;
•
a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	it may impair our ability to obtain additional financing in the future;
•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and
•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our operations may not generate sufficient cash to enable us to service our debt.  If we fail to make a payment on our debt, this could cause us to be in default on our outstanding indebtedness.

We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.

Our debt instruments impose a number of restrictions on us.  A failure to comply with these restrictions could adversely affect our ability to borrow under our revolving credit facility or result in an event of default under our debt instruments.  Our debt instruments contain financial and other covenants that create limitations on our ability to, among other things, utilize the full amount on our revolver for borrowings or to issue letters of credit or incur additional debt, and require us to maintain various financial ratios and comply with various other financial covenants.  The minimum Adjusted EBITDA and Leverage Ratio covenants are only applicable if our unrestricted cash falls below $75 million and remain in effect until our unrestricted cash exceeds $75 million for 90 consecutive days (the Trigger Event).  These most restrictive covenants include the following:

•
If we have a Trigger Event, our revolving credit facility requires that we achieve a minimum Adjusted EBITDA, which is defined in that agreement as “Consolidated EBITDA”.  Adjusted EBITDA is measured at the end of each quarter for the preceding 12 months.  If measured, the required minimum Adjusted EBITDA would range from $94.0 million to $105.0 million during 2010.  Our Adjusted EBITDA for the twelve months ended December 31, 2009 was $146.1 million.  The most directly comparable US GAAP financial measure is net income.  For the year ended December 31, 2009, we had net income of $51.0 million.  Adjusted EBITDA is defined and reconciled to EBITDA and Net Loss under “Reconciliation of Non-GAAP Measures” in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
If we have a Trigger Event, our revolving credit facility requires that our Leverage Ratio (as defined in the revolving credit facility) not exceed a specified multiple at the end of each quarter.  If measured, the Leverage Ratio would be permitted to be 0.68X to 0.62X during 2010.  Our Leverage Ratio was 0.0X as of December 31, 2009.

•
Our revolving credit facility limits the Capital Expenditures (other than Mandated Capital Expenditures) (as both are defined in the revolving credit facility) that we may make or agree to make in any fiscal year.  For the fiscal year ended December 31, 2010, we cannot make Capital Expenditures in excess of $75.0 million (excludes Mandatory Capital Expenditures).

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

We believe that our cash on hand, the availability under our revolving credit facility and cash generated from our operations will provide us with adequate liquidity through 2010.  However, such funds, together with the proceeds from this offering, may not provide sufficient cash to fund any future acquisitions.  Accordingly, we may need to conduct additional debt or equity financings in order to fund any such additional acquisitions, unless we issue shares of our common stock as consideration for those acquisitions.  If we are unable to obtain any such financings, we may be required to forego future acquisition opportunities.

Our current reserve base in the Midwest is limited.

Our southern Indiana mining complex currently has rights to proven and probable reserves that we believe will be exhausted in approximately 13 years at 2009 levels of production, compared to our current Central Appalachia mining complexes, which have reserves that we believe will last an average of approximately 34 years at 2009 levels of production.  We intend to increase our reserves in southern Indiana by acquiring rights to additional exploitable reserves that are either adjacent to or nearby our current reserves.  If we are unable to successfully acquire such rights on acceptable terms, or if our exploration or acquisition activities indicate that such coal reserves or rights do not exist or are not available on acceptable terms, our production and revenues will decline as our reserves in that region are depleted.  Exhaustion of reserves at particular mines also may have an adverse effect on our operating results that is disproportionate to the percentage of overall production represented by such mines.

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

Our ability to use net operating loss carryforwards may be subject to limitation.

Section 382 of the U.S. Internal Revenue Code of 1986, as amended, imposes an annual limit on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership or equity structure.  Our ability to use net operating losses is limited by prior changes in our ownership, and may be further limited by the issuance of common stock in connection with the convertible notes issued in 2009, or by the consummation of other transactions.  As a result, if we earn net taxable income, our ability to use net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liabilities for us.

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

Dividends are limited by our revolving credit facility, senior notes and convertible senior notes.

We do not anticipate paying any cash dividends on our common stock in the near future. In addition, covenants in our revolving credit facility, senior notes and convertible senior notes restrict our ability to pay cash dividends and may prohibit the payment of dividends and certain other payments.

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

We have a shareholder rights agreement which, in certain circumstances, including a person or group acquiring, or the commencement of a tender or exchange offer that would result in a person or group acquiring, beneficial ownership of more than 20% of the outstanding shares of our common stock, would entitle each right holder, other than the person or group triggering the plan, to receive, upon exercise of the right, shares of our common stock having a then-current fair value equal to twice the exercise price of a right.  In 2009, an amendment to the Rights Agreement reduced, until December 5, 2010, the threshold at which a person or group becomes an “Acquiring Person” under the Rights Agreement from 20% to 4.9% of the Company’s then-outstanding shares of common stock.

This shareholder rights agreement provides us with a defensive mechanism that decreases the risk that a hostile acquirer will attempt to take control of us without negotiating directly with our Board of Directors. The shareholder rights agreement may discourage acquirers from attempting to purchase us, which may adversely affect the price of our common stock.

Item 1B.         Unresolved Staff Comments

None.

Item 2.            Properties

As of December 31, 2009, we owned approximately 11,400 acres of land.  Our mineral rights are primarily controlled through leases.  In a mining context, control of a property is typically divided into three categories:

•	mineral rights, which allows the controlling party to remove the minerals on the property;

•	surface rights, which allows the controlling party to use and disturb the surface of the property; and

•	fee control, which includes both mineral and surface rights.

Ourrights with respect to properties that we lease vary from lease to lease, but encompass mineral rights, surface rights, or both.

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

Item 4.            Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Company through a solicitation of proxies or otherwise during the fourth quarter of the Company’s year ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Global Select Market under the ticker symbol “JRCC”.  The table below sets forth the high and low closing sales prices for our common stock for the periods indicated, as reported by Nasdaq.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 31, 2009
High	$18.30	24.11	21.15	22.31
Low	$9.09	12.62	13.50	17.20
Fiscal year ended December 31, 2008
High	$19.65	62.14	58.79	21.25
Low	$8.57	17.22	20.34	5.09

Recent Sales of Unregistered Securities

We issued common stock and options to purchase common stock to the following persons or classes of persons, in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as follows:

Recipient	No. Shares	No. Options	Date of Issuance	Consideration	Option Exercise Price

Operating and senior management	213,708	-	April 6, 2009	Services rendered	N/A

Non-employee directors (aggregate)	5,000	20,000	April 6, 2009	Services rendered	$13.87

Please refer to note 7 of our December 31, 2009 consolidated financial statements for securities authorized to be issued under our 2004 Equity Incentive Plan.

Holders

As of December 31, 2009, there were 135 record holders of our common stock.

Dividends

We did not pay any cash dividends on our common stock during the years ended December 31, 2009, 2008 or 2007.  We do not anticipate paying cash dividends in the foreseeable future.  Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, our financial condition, restrictions in financing agreements and other factors deemed relevant by the Board of Directors.  The payment of cash dividends is also currently prohibited by our revolving credit facility, our convertible senior notes and our senior notes.

Stock Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return of James River Coal Company’s Common Stock against the cumulative total return of the NASDAQ Global Market (U.S.) Index and the Dow Jones U.S. Coal Index for the period commencing on January 25, 2005 (the date the Company’s Common Stock began trading on the Nasdaq Global Market) and ending on December 31, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among James River Coal Company, The NASDAQ Composite Index
And The Dow Jones US Coal Index

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
1/05
2/05
4/05
6/05
8/05
10/05
12/05
2/06
4/06
6/06
8/06
10/06
12/06
2/07
4/07
6/07
8/07
10/07
12/07
2/08
4/08
6/08
8/08
10/08
12/08
2/09
4/09
6/09
8/09
10/09
12/09
James River Coal Company
NASDAQ Composite
Dow Jones US Coal

*$100 invested on 1/25/05 in stock or 12/31/04 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2010 Dow Jones & Co. All rights reserved.

Item  6.           Selected Financial Data

The following table presents our selected consolidated financial and operating data as of and for each of the periods indicated.  The selected consolidated financial data is derived from our audited consolidated financial statements.  The selected consolidated financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations:
Revenues	$681,558	568,507	520,560	564,791	453,999
Cost of coal sold	508,888	527,888	473,347	496,799	389,222
Gain on curtailment of pension plan	-	-	(6,091)	-	-
Depreciation, depletion, and amortization	62,078	70,277	71,856	74,562	51,822
Gross profit (loss)	110,592	(29,658)	(18,552)	(6,570)	12,955

Selling, general, and administrative expenses	39,720	34,992	32,191	30,867	25,453
Operating income (loss)	70,872	(64,650)	(50,743)	(37,437)	(12,498)

Interest expense	17,057	17,746	19,764	16,782	12,892
Interest income	(60)	(469)	(471)	(366)	(226)
Charges associated with repayment of debt	1,643	15,618	2,421	-	2,524
Miscellaneous income, net	(281)	(1,279)	(598)	(533)	(1,067)
Income tax expense (benefit)	1,559	(273)	(17,844)	(27,151)	(14,283)

Net income (loss)	$50,954	(95,993)	(54,015)	(26,169)	(12,338)

Basic earnings (loss) per common share:	$1.85	(3.91)	(3.29)	(1.65)	(0.83)
Diluted earnings (loss) per common share:	1.85	(3.91)	(3.29)	(1.65)	(0.83)

	December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share, per ton and number of employees information)
Consolidated Balance Sheet Data:
Working capital (deficit)	$109,998	(54,961)	(8,471)	(2,589)	6,123
Property, plant, and equipment, net	354,088	344,848	319,204	337,780	360,000
Total assets	669,312	463,546	439,287	451,254	472,669
Long term debt, including current portion	278,268	168,000	188,800	167,493	150,000
Total shareholders’ equity	170,342	65,238	69,774	86,397	111,267

	Year Ended December 31
	2009	2008	2007	2006	2005
Consolidated Statement of Cash Flow Data:
Net cash provided by (used in) operating activities	$27,559	(1,576)	4,022	31,680	48,990
Net cash used in investing activities	(72,010)	(73,589)	(49,201)	(54,738)	(135,362)
Net cash provided by financing activities	149,058	73,076	48,785	15,929	91,429

Supplemental Operating Data:
Tons sold	9,623	11,383	12,049	13,128	11,091
Tons produced	9,877	11,355	12,051	13,054	11,155
Revenue per ton sold (excluding synfuel)	$70.83	49.94	42.63	42.67	40.19
Number of employees	1,736	1,751	1,681	1,742	1,429
Capital expenditures	$72,159	74,697	49,343	62,507	84,987

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

Overview

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana.  We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)).  In 2009, our mines produced 9.8 million tons of coal (including 0.3 million tons of contract coal) and we purchased another 0.1 million tons for resale.  Of the 9.5 million tons we produced from Company operated mines, approximately 66% came from underground mines, while the remaining 34% came from surface mines.  In 2009, we generated revenues of $681.6 million and net income of $51.0 million.

CAPP Segment

In Central Appalachia, the majority of our coal is primarily sold to customers in the southern portion of the South Atlantic region of the United States.  The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware.  According to the most recent information available from the US Energy Information Administration (EIA), in 2008 the South Atlantic region consumed 180.4 million tons of coal or about 17% of all coal for electric generation in the United States.  We have been providing coal to customers in the South Atlantic region since our formation in 1988.  In 2009, Georgia Power Company and South Carolina Public Service Authority were our largest customers, representing approximately 39% and 37% of our total revenues, respectively.  No other customer accounted for more than 10% of our revenues.

According to the EIA, coal production for Eastern Kentucky and West Virginia was 248 million tons in 2008.  During 2009, our CAPP segment shipped 6.5 million tons of coal at an average selling price of $88.75 per ton.  As of December 31, 2009, we estimate that we controlled approximately 231 million tons of proven and probable coal reserves in our CAAP segment.  Based on our most recent analysis prepared by Marshall Miller & Associates, Inc. (“MM&A”) as of March 31, 2004, we estimate that these reserves have an average heat content of 13,300 Btu per pound and an average sulfur content of 1.3%.  At current production levels, we believe these reserves would support approximately 34 years of production.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin.  According to the  EIA, in 2008 the East North Central Region consumed about 239.2 million tons of coal or 23% of all coal consumed for electric generation in the United States.  In 2009, our Midwest segment’s largest customer represented approximately 6% of our total revenues.

During 2009, our Midwest segment shipped 3.1 million tons of coal at an average selling price of $33.07 per ton.  We believe that coal-fired electric utilities and industrial customers value the high energy coal that comprises the majority of our Midwest reserves.  As of December 31, 2009, we estimate that we controlled approximately 40 million tons of proven and probable coal reserves in our Midwest segment.  Based on our most recent analyses prepared by MM&A as of February 1, 2005 and April 11, 2006, we estimate that these reserves have an average heat content of 12,000 Btu per pound and average sulfur content of 3.2%.  At current production levels, we believe these reserves would support approximately 13 years of production.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through December 31, 2009, we estimate that, as of December 31, 2009, we controlled approximately 231.2 million tons of proven and probable coal reserves in the CAPP region and 39.9 millions tons in the Midwest region.  The following table provides additional information regarding changes to our reserves since December 31, 2009 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2008 (1)	235.1	42.0	277.1
Coal Extracted	(6.7)	(3.1)	(9.8)
Acquisitions (2)	0.7	0.9	1.6
Adjustments (3)	2.5	0.1	2.6
Divestures (4)	(0.4)	-	(0.4)
Proven and Probable Reserves, as of December 31, 2009 (1)	231.2	39.9	271.1

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

Trends In Our Business

Near-term, the global economic slowdown has lowered demand for coal which has resulted in a decline in spot coal prices.  The price of spot coal has also been impacted by a decrease in the price of competing fuel sources including oil and natural gas.  The coal industry has made cutbacks in supply in response to decrease in demand for coal.  Due to the uncertainties in the global market place, we are unable to forecast the price or demand for coal over the next few years.  Long-term, we believe that the demand for coal worldwide will continue to be strong as supply challenges will continue in the regions that we mine coal.  We also believe that in the United States coal will continue to be one of the most economical energy sources.   A number of factors beyond our control impact coal prices, including:

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

Our business is very sensitive to changes in supply and demand for coal and we carefully manage our mines to maximize operating results.  As our current long term contracts are fulfilled, our profitability in the future will be impacted by the price levels that we achieve on future long term contracts.  Events beyond our control could impact our profit margins.

Results of Operations

Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008

The following table shows selected operating results for 2009 and 2008 (in thousands, except per ton amounts):

	Year Ended December 31,
	2009		2008		Change
	Total	Per Ton	Total	Per Ton	Total
Volume Shipped (tons)	9,623		11,383		-15%

Coal sales revenue	$681,558	$70.83	$568,507	$49.94	20%
Cost of coal sold	508,888	52.88	527,888	46.38	-4%
Depreciation, depletion and amortization	62,078	6.45	70,277	6.17	-12%
Gross profit (loss)	110,592	11.49	(29,658)	(2.61)	N/A
Selling, general and administrative	39,720	4.13	34,992	3.07	14%

Volume and Revenues by Segment

	Year Ended December 31,
	2009		2008

	CAPP	Midwest	CAPP	Midwest

Volume Shipped (tons)	6,525	3,098	8,271	3,112

Coal sales revenue	$579,108	$102,450	$467,609	$100,898

Average sales price per ton	88.75	33.07	56.54	32.42

In 2009, we shipped 9.6 million tons of coal compared to 11.4 million tons in 2008.  Coal sales revenue increased from $568.5 million in 2008 to $681.6 million in 2009. This increase was due to an increase in the average sales price per ton in the CAPP region, which was partially offset by a decrease in tons shipped in the CAPP region.

In 2009, the CAPP region sold approximately 6.0 million tons of coal under long-term contracts (92% of total CAPP sales volume) at an average selling price of $89.55 per ton.  In 2008, the CAPP region sold approximately 4.6 million tons of coal under long-term contracts (56% of total CAPP sales volume) at an average selling price of $52.52 per ton. In 2009, the CAPP region sold 0.5 million tons of coal (8% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $79.31 per ton. In 2008, the CAPP region sold 3.7 million tons of coal (44% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $61.62 per ton.

The Midwest’s region sales of coal were primarily sold under long term contracts for both the 2009 and 2008. In 2009, the Midwest region sold 3.1 million tons at an average sales price of $33.07 per ton.  In 2008, the Midwest region sold 3.1 million tons at an average sales price of $32.42 per ton.

Cost of Coal Sold

	Year Ended December 31,
	2009			2008

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of Coal Sold	$416,721	$92,167	$-	$433,781	$94,107	$-

Per ton	63.87	29.75	-	52.45	30.24	-

Depreciation, depletion, and amortization	49,380	12,646	52	55,979	14,218	80

Per ton	7.57	4.08	-	6.77	4.57	-

The cost of coal sold, excluding depreciation, depletion and amortization, decreased from $527.9 million in 2008 to $508.9 million in 2009 due to less tons sold.  Our cost per ton of coal sold in the CAPP region increased from $52.45 per ton in 2008 to $63.87 per ton in 2009.  This $11.42 increase in cost per ton of coal sold was primarily the result of lower productivity due to increased federal and state regulatory scrutiny which caused an increase in labor costs as compared to prior year, a decrease in tons produced in response to market conditions, an increase in machine parts and repairs costs, and the impact of increased average sales prices on our sales related costs (primarily royalties and severance taxes). The major components of this increase include an increase in the Company’s sales related costs of $4.32 per ton, labor and benefit costs of $2.74 per ton, preparation and loading costs of $1.86 per ton and variable mine costs of $1.45 per ton.    For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest decreased $0.49 per ton from $30.24 per ton in 2008 period to $29.75 per ton in 2009.  The decrease in cost per ton of coal sold was due to a $1.63 per ton decrease in variable costs, offset by a $0.91 per ton increase in preparation plant costs.  The decrease in the variable costs was primarily due to a decrease in diesel and explosives costs.

Depreciation, depletion and amortization

Depreciation, depletion and amortization decreased from $70.3 million in 2008 to $62.1 million in 2009.  In the CAPP region, depreciation, depletion and amortization decreased $6.6 million to $49.4 million or $7.57 per ton.  In the Midwest, depreciation, depletion and amortization decreased $1.6 million to $12.6 million or $4.08 per ton.

Selling, general and administrative

Selling, general and administrative expenses increased from $35.0 million in 2008 to $39.7 million in 2009.  The increase was primarily due to higher letter of credit fees, and an increase in certain salary and benefit amounts. The increase in the letter of credit fees is due to an increase in the usage fee under our Letter of Credit Facility.

Charges associated with repayment and amendment of debt

In 2009, we expensed $1.6 million in 2009 in connection with a fee to terminate a letter of credit facility.

In 2008, we expensed approximately $13.3 million of costs associated with the various credit amendments.  Additionally, we wrote-off approximately $2.4 million of unamortized financing charges.

Income Taxes

Our effective tax (benefit) rates for 2009 and 2008 were 3.0% and (0.3)%, respectively.  Our effective income tax rate is impacted primarily by the amount of the valuation allowance recorded against our deferred tax assets including our net operating loss carryforwards and percentage depletion.  For 2009 our effective tax rate was decreased by 25.8% for percentage depletion.  In 2008, our effective tax benefit rate was increased by 3.8% for percentage depletion.  For 2009 our effective rate was decreased by 6.2% and our effective tax benefit rate 39.2%, for a change in the valuation allowance.     As of December 31, 2009, we had a $33.2 million valuation allowance against gross deferred tax assets based on the conclusion that the net operating loss is not more likely than not to be realized. The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.  In 2009, the effective tax rate was positively impacted by a reduction in the valuation allowance due to the generation of taxable income and the utilization of a portion of the net operating loss carryforwards.  Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007

The following table shows selected operating results for 2008 and 2007 (in thousands, except per ton amounts):

	Year Ended December 31,
	2008		2007		Change
	Total	Per Ton	Total	Per Ton	Total
Volume Shipped (tons)	11,383		12,049		-6%

Coal sales revenue	$568,507	$49.94	$513,706	$42.63	11%
Synfuel handling	-		6,854		N/A
Cost of coal sold	527,888	46.38	473,347	39.29	12%
Gain on curtailment of pension plan	-	-	(6,091)	(0.51)	N/A
Depreciation, depletion and amortization	70,277	6.17	71,856	5.96	-2%
Gross profit (loss)	(29,658)	(2.61)	(18,552)	(1.54)	60%
Selling, general and administrative	34,992	3.07	32,191	2.67	9%

Volume and Revenues by Segment

	Year Ended December 31,
	2008		2007

	CAPP	Midwest	CAPP	Midwest

Volume Shipped (tons)	8,271	3,112	8,893	3,156

Coal sales revenue	$467,609	$100,898	$422,429	$91,277

Average sales price per ton	56.54	32.42	47.50	28.92

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

Cost of Coal Sold

	Year Ended December 31,
	2008			2007

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of Coal Sold	$433,781	$94,107	$-	$396,639	$76,708	$-

Per ton	52.45	30.24	-	44.60	24.31	-

Depreciation, depletion, and amortization	55,979	14,218	80	56,506	15,199	151

Per ton	6.77	4.57	-	6.35	4.82	-

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

Charges associated with repayment and amendment of debt

In 2008, we expensed approximately $13.3 million of costs associated with the various credit amendments.  Additionally, we wrote-off approximately $2.4 million of unamortized financing charges.

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

Liquidity and Capital Resources

The following chart reflects the components of our debt as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Senior Notes	$150,000	150,000
Convertible Senior Notes, net of discount	128,268	-
Revolver	-	18,000
Total long-term debt	278,268	168,000
Less amounts classified as current	-	18,000
Total long-term debt, less current maturities	$278,268	150,000

Senior Notes

The Senior Notes are due on June 1, 2012.  The Senior Notes are unsecured and accrue interest at 9.375% per annum. Interest payments on the Senior Notes are required semi-annually. We may redeem the Senior Notes, in whole or in part, at any time at redemption prices from 102.34% in 2010 to 100% in 2011. The Senior Notes limit our ability, among other things, to pay cash dividends. In addition, if a change of control occurs (as defined in the Indenture), each holder of the Senior Notes will have the right to require us to repurchase all or a part of the Senior Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of repurchase.

Convertible Senior Notes

During the fourth quarter of 2009, we issued $172.5 million of 4.5% Convertible Senior Notes due on December 1, 2015 (the “Convertible Senior Notes”).   We recorded a discount on the Convertible Senior Notes of $44.8 million related to the portion of the proceeds that were allocated to the equity component of the Convertible Senior Notes.  The Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 38.7913 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, representing an initial conversion price of approximately $25.78 per share of the Company’s stock.  Interest payments on the Convertible Senior Notes are required semi-annually.  The Convertible Senior Notes are shown net of a $44.2 million discount on the consolidated financials statements as of December 31, 2009.

In connection with the Convertible Senior Notes, we terminated a prior letter of credit facility and secured 105% of the letters of credit that were outstanding under the prior letter of credit facility with approximately $62.0 million in cash.  We expensed $1.6 million in 2009 in connection with a fee to terminate the Prior Facility.  The remaining proceeds from the Convertible Senior Notes will be used for working capital and general corporate purposes.  We incurred approximately $5.5 million of costs in connection with the issuance of the Convertible Senior Notes.

None of the Convertible Senior Notes are currently eligible for conversion.  The Convertible Senior Notes are convertible at the option of the holders (with the length of time the Convertible Senior Notes are convertible being dependent upon the conversion trigger) upon the occurrence of any of the following events:

•	At any time from September 1, 2015 until December 1, 2015;

•
If the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price of the Convertible Senior Notes in effect on the last trading day of the immediately preceding calendar quarter;

•
If the trading price of the Convertible Senior Notes for each trading day during any five consecutive trading day period, as determined following a request of a holder of such Convertible Senior Notes, was equal to or less than 97% of the “Conversion Value” of the Convertible Senior Notes on such trading day; or

•	If the Company elects to make certain distributions to the holders of its common stock or engage in certain corporate transactions.

Revolving Credit Agreement

In January 2010, we amended and restated our existing Revolving Credit Agreement (as amended and restated the Revolving Credit Agreement is referred to as the Revolver).  The following is a summary of significant terms of the Revolver.

Maturity	February 2012
Interest/Usage Rate	Company’s option of Base Rate(a) plus 3.0% or LIBOR plus 4.0% per annum
Maximum Availability	Lesser of $65.0 million or the borrowing base (b)
Periodic Principal Payments	None

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 3.0%, (2) the prime rate and (3) a LIBOR rate plus 1.0%.
(b)
The Revolver’s borrowing base is based on the sum 85% of our eligible accounts receivable plus 65% of the eligible inventory minus reserves from time to time set by administrative agent.  The eligible accounts receivable and inventories are further adjusted as specified in the agreement.  The Company’s borrowing base can also be increased by 95% of any cash collateral that the Company maintains in a cash collateral account.

The Revolver provides that we can use the Revolver availability to issue letters of credit. The Revolver provides for a 4.25% fee on any outstanding letters of credit issued under the Revolver and a 0.5% fee on the unused portion of the Revolver. The Revolver requires certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Revolver includes financial covenants that require us to maintain a minimum Adjusted EBITDA and a maximum Leverage Ratio and limit capital expenditures, each as defined by the agreement. The minimum EBITDA and maximum Leverage Ratio are only measured if our unrestricted cash balance is less than $75.0 million.

We expect to use the Revolver to secure our outstanding letters of credit.  We intend to place cash in a restricted account to provide us with the maximum borrowing base under the Revolver.

We were in compliance with all of the financial covenants under our outstanding debt instruments as of December 31, 2009.  We cannot assure you that we will remain in compliance in subsequent periods.  If necessary, we will consider seeking a waiver or other alternatives to remain in compliance with the covenants.  For more detail regarding the covenants under the Facilities, see Part II - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.”

Liquidity

As of December 31, 2009, we had total liquidity of approximately $142.9 million, consisting of $35.0 million of borrowing capacity under our Revolver and $107.9 million of cash and cash equivalents.  As discussed above, in January 2010, we increased the borrowing capacity of the Revolver to $65.0 million.  Our intention is to use the Revolver to support our existing letters of credit.   As we secure the letters of credit with our Revolver, our cash that is currently being held as security for the letters of credit will become unrestricted and be available to us for use.  A portion of this cash may be used to ensure that we have adequate capacity under the Revolver to support our outstanding letters of credit.

Our primary source of cash is expected to be sales of coal to our utility and industrial customers. The price of coal received can change dramatically based on market factors and will directly affect this source of cash.  Our primary uses of cash include the payment of ordinary mining expenses to mine coal, capital expenditures and benefit payments. Ordinary mining expenses are driven by the cost of supplies, including steel prices and diesel fuel. Benefit payments include payments for workers’ compensation and black lung benefits paid over the lives of our employees as the claims are submitted. We are required to pay these when due, and are not required to set aside cash for these payments. We have posted surety bonds secured by letters of credit or issued letters of credit with state regulatory departments to guarantee these payments.  We believe that our Revolver provides us with the ability to meet the necessary bonding requirements.

We believe that cash generated from operations, borrowings under our credit facilities and future debt and equity offerings, if any, will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments throughout 2010 and for the next several years. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions in the coal industry), debt covenants, and financial, business and other factors, some of which are beyond our control.

In the event that the sources of cash described above are not sufficient to meet our future cash requirements, we will need to reduce certain planned expenditures, seek additional financing, or both. We may seek to raise funds through additional debt financing or the issuance of additional equity securities. If such actions are not sufficient, we may need to limit our growth, sell assets or reduce or curtail some of our operations to levels consistent with the constraints imposed by our available cash flow, or any combination of these options. Our ability to seek additional debt or equity financing may be limited by our existing and any future financing arrangements, economic and financial conditions, or all three. In particular, our Convertible Senior Notes, Senior Notes and Revolver restrict our ability to incur additional indebtedness. We cannot provide assurance that any reductions in our planned expenditures or in our expansion would be sufficient to cover shortfalls in available cash or that additional debt or equity financing would be available on terms acceptable to us, if at all.

Currently, our primary use of cash during the next several years is expected to be ordinary course of business expenses and capital expenditures for existing mines. We currently project that our capital expenditures for 2010 will be approximately $85 million. Our projected capital expenditures primarily consist of capital expenditure for normal mining activities including new and replacement mine equipment.  Our projected capital expenditures for 2010 also include approximately $10.0 million for safety mandates and $6.0 million for mine development. We expect that such expenditures will be funded through cash on hand and cash generated by operations.

Net cash provided by or used in operating activities reflects net income or net loss adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities).  Net cash provided by operating activities was $27.6 million for the year ended December 31, 2009 and net cash used in operating activities was $1.6 million for the year ended December 31, 2008.  We had net income in 2009 of $51.0 million as compared to a net loss of $96.0 million in 2008.  In reconciling our net income (loss) to cash provided by or used in operating activities, $73.2 million was added for non cash charges during 2009 as compared to $81.8 million during 2008.   During 2009, our net income, as adjusted for non cash charges was decreased by a $96.6 million decrease in cash from our operating assets and liabilities.  The $96.6 million change in our operating assets and liabilities for 2009, includes a $56.8 increase in restricted cash to secure our letters of credit, a $10.0 million increase in accounts receivables, a $15.0 million increase in inventories and a $10.6 million decrease in accounts payable.  During 2008, our net loss, as adjusted for non cash charges, was increased by a $12.6 million increase in cash from our operating assets and liabilities.  The $12.6 million change in our operating assets and liabilities for 2008, includes a $7.7 million decrease in accounts receivable, a $9.8 million increase in accounts payables, a $9.6 million increase in other assets and an $8.7 million increase in other current liabilities.

Net cash used by investing activities decreased $1.6 million to $72.0 million for 2009, as compared to 2008.  Capital expenditures were $72.2 million in 2009 and $74.7 million in 2008.  In 2008, capital expenditures included $20.0 million paid by the Company for a mineral rights acquisition.  Excluding the mineral rights acquisition, capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations.

Net cash provided by financing activities was $149.1 million 2009. During 2009 our primary financing activities were the receipt of $167.0 of net proceeds from our Convertible Senior Notes and $18.0 million of payments on our revolving credit facility.  During 2008 our primary financing activities were the receipt of $93.8 million of net proceeds from the issuance of our common stock, net borrowings of $18.0 million on our Revolver and the repayment $38.8 million under our Term Loan.

Contractual Obligations

The following is a summary of our contractual obligations and commitments as of December 31, 2009:

	Payment Due by Period (in thousands)

Contractual Obligations	Total	2010	2011-2012	2013-2014	Thereafter
Long term debt (1)	$322,500	-	150,000	-	172,500
Interest on long term debt and fees under our Revolver for letters of credit (2)	87,715	24,587	39,841	15,525	7,762
Operating lease obligations (3)	10,664	6,817	3,445	402	-
Royalty obligations (4)	203,356	24,957	43,367	41,124	93,908
Purchase obligations (5)	-	-	-	-	-
	$624,235	56,361	236,653	57,051	274,170

(1)	Consists of our Senior Notes and our Convertible Senior Notes as of December 31, 2009.

(2)
Consists of interest payments on our Senior Notes and Convertible Senior Notes.  Also includes a charge associated with outstanding letter of credit fees under the Revolver through the Revolver’s maturity (assume the full amount of the Revolver capacity is used for letters of credit).

(3)	See Note 11 in the notes to the consolidated financial statements for additional information on leases.

(4)
Royalty obligations include minimum royalties payable on leased coal rights.  Certain coal leases do not have set expiration dates but extend until completion of mining of all merchantable and mineable coal reserves.  For purposes of this table, we have generally assumed that minimum royalties on such leases will be paid for a period of ten years.  Certain coal leases require payment based on minimum tonnage, for these contracts an average sales price of $80.00 per ton was used to project the future commitment.

(5)	Purchase obligations do not include agreements to purchase coal with vendors that do not include quantities or minimum tonnages, or monthly purchase orders.

Additionally, we have liabilities relating to pension, workers compensation, black lung, and mine reclamation and closure. As of December 31, 2009, the undiscounted payments related to these items are estimated to be:

Payments Due by Years (In Thousands)
Within 1 Year	2 - 3 Years	4 - 5 Years
$18,880	31,125	36,797

Our determination of these noncurrent liabilities is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. Moreover, in particular for periods after 2010, our estimates may change from the amounts included in the table, and may change significantly, if our assumptions change to reflect changing conditions. These assumptions are discussed in the Notes to the Consolidated Financial Statements and in the Critical Accounting Estimates in Management’s Discussion and Analysis.

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At December 31, 2009, we had $104.0 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $60.2 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $3.5 million. Surety bond costs have increased over time and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations. As of December 31, 2009, we had $59.1 million of letters of credit outstanding.  The letters of credit were secured by $62.0 million of cash.

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

Workers' Compensation

We are liable under various state statutes for providing workers’ compensation benefits.  Except as indicated, we are self insured for workers’ compensation at our Kentucky operations, with specific excess insurance purchased from independent insurance carriers to cover individual traumatic claims in excess of the self-insured limits.  For the period June 2002 to June 2005, workers compensation coverage was insured through a third party insurance company using a large risk rating plan.  Our operations in Indiana are insured through a third party insurance company using a large risk rating plan.

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 5.3% at December 31, 2009.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.3% to 4.8%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $1.9 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of December 31, 2009 was $59.3 million.

Coal Miners' Pneumoconiosis

We are required under the Federal Mine Safety and Health Act of 1977, as amended, as well as various state statutes, to provide pneumoconiosis (black lung) benefits to eligible current and former employees and their dependents. We provide for federal and state black lung claims through a self-insurance program for our Central Appalachia operations.   For the period between June 2002 and June 2005, all black lung liabilities were insured through a third party insurance company using a large risk rating plan.  Our operations in Indiana are insured through a third party insurance company using a large risk rating plan.

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.8% at December 31, 2009. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate by 0.5% to 5.3%, all other things being equal, the present value of our black lung obligation would increase by approximately $2.2 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of December 31, 2009 was $32.8 million.

Defined Benefit Pension

We have in place a non-contributory defined benefit pension plan under which all benefits were frozen in 2007.  The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments with comparable maturities. At December 31, 2009, the discount rate used to determine the obligation was 5.9%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.9% to 5.4%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $4.5 million.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the period ended December 31, 2009. Significant changes to these rates would introduce volatility to our pension expense.  Our accrued pension obligation as of December 31, 2009 was $14.8 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our asset retirement obligation liabilities consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. US GAAP requires that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is our estimate of our credit adjusted risk free rate. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under US GAAP, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. US GAAP recognizes that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of December 31, 2009 was $44.8 million.

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

We have recorded a $33.2 million valuation allowance against our gross deferred tax assets as of December 31, 2009 for the portion of the gross deferred tax asset that does not meet the more likely than not criteria to be realized.  In 2009, we recorded an income tax benefit for the reduction in our valuation allowance related to the net operating loss carryforwards that will be utilized.

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

•	Discount Rate – When measuring a possible impairment, future cash flows are discounted at a rate that we believe represents our cost of capital.

Recent Accounting Pronouncements

See Item 15 of Part IV, “Financial Statements — Note 1 — Summary of Significant Accounting Policies and Other Information — Recent Accounting Pronouncements.”

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

The leverage ratio is calculated as the Company’s Senior Funded Indebtedness divided by annualized adjusted EBITDA as calculated below.  The Senior Funded Indebtedness includes the amounts outstanding under our revolver and the amount of letters of credits issued under our revolver.  As of December 31, 2009, we had no Senior Funded Indebtedness outstanding.

	Year Ended
	December 31	December 31
	2009	2008

Net income (loss)	$50,954	(95,993)
Income tax expense (benefit)	1,559	(273)
Interest expense	17,057	17,746
Interest income	(60)	(469)
Depreciation, depletion, and amortization	62,078	70,277
EBITDA (before adjustments)	131,588	(8,712)
Other adjustments specified
in our current debt agreement:
Charges associated with repayment of debt	1,643	15,618
Other adjustments	12,868	10,665
Adjusted EBITDA	$146,099	17,571

Item 7a.          Quantitative and Qualitative Disclosures about Market Risk

Our $150 million Senior Notes and $172.5 million Convertible Senior Notes have a fixed interest rate and are not sensitive to changes in the general level of interest rates.  Our Revolver has floating interest rates based on our option of either the base rate or LIBOR rate.  As of December 31, 2009, we had no borrowings outstanding under the Revolver.  We currently do not use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments.  The percentage of our sales pursuant to long-term contracts was approximately 94% for the year ended December 31, 2009.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Item 9B.         Other Information

None.

PART III

Item 10.          Director, Executive Officers and Corporate Governance of the Registrant

The information contained under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” "Board Matters" and "Management" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 11.          Executive Compensation

The information contained under the headings “Compensation Committee Report,” “Executive Compensation,” “Equity Compensation Plans,” and “Compensation Committee Interlocks and Insider Participation” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the headings “Principal Shareholders and Securities Ownership of Management,” and “Equity Compensation Plans” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 13.         Certain Relationships and Related Transactions

The information contained under the heading “Compensation Committee Interlocks and Insider Participation” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 14.          Principal Accountant Fees and Services

The information contained under the heading “Independent Registered Public Accountants” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

PART IV

Item 15.          Exhibits, Financial Statement Schedules

 (a)           The following documents are filed as part of this Report:

1.	Financial Statements

The following financial statements and related report of Independent Registered Public Accounting Firm are incorporated in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

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

4.2
Rights Agreement between the Registrant and SunTrust Bank as Rights Agent, dated as of May 25, 2004, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

4.3
Amendment No. 1 to Rights Agreement between the Registrant and Computershare Trust Company, N.A., successor to SunTrust Bank, as Rights Agent, dated as of November 3, 2006, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2006

4.4
Amendment No. 2 to Rights Agreement between the Registrant and Computershare Trust Company, N.A., successor to SunTrust Bank, as Rights Agent, dated as of August 2, 2007, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2007

4.5
Amendment No. 3 to Rights Agreement between Registrant and Computershare Trust Company, N.A., successor to SunTrust Bank, as Rights Agent, dated as of November 3, 2009, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to Form 8-K filed November 3, 2009

4.6	Form of rights certificate, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A filed January 24, 2005

4.7
Indenture among the Registrant, certain of its subsidiaries and U.S. Bank, National Association, as Trustee, dated as of May 31, 2005, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1/A filed May 24, 2005

4.8	Form of Senior Debt Indenture, incorporated herein by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-3 filed June 7, 2007

4.9	Form of Subordinated Debt Indenture, incorporated herein by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-3 filed June 7, 2007

4.10
Indenture related to the 4.50% Convertible Senior Notes due 2015, dated as of November 20, 2009, between James River Coal Company and U.S. Bank National Association, as trustee (including the form of 4.50% Convertible Senior Notes due 2015), incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed November 25, 2009

10.1
Registration Rights Agreement by and among the Registrant and the Shareholders identified therein, dated May 6, 2004, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

10.2
Loan and Security Agreement by and among the Registrant and its Subsidiaries, the Lenders that are Signatories thereto, Wells Fargo Foothill, Inc. and Morgan Stanley Senior Funding, Inc., dated as of May 6, 2004, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

10.3
$75,000,000 Term Loan Agreement by and among the Registrant and its Subsidiaries, the Lenders from time to time party thereto and BNY Asset Solutions LLC, dated as of May 6, 2004, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

10.4*
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

10.8**	Agreement No. 2 for Purchase and Sale of Coal among Georgia Power Company, the Registrant and James River Coal Sales, Inc., dated as of May 15, 2008

10.8a**	First Amendment to Agreement No. 2 for Purchase and Sale of Coal among Georgia Power Company, the Registrant and James River Coal Sales, Inc., dated as of July 21, 2008

10.9**
Fuel Supply Agreement #141944 between South Carolina Public Service Authority and the Registrant, dated as of March 1, 2004, incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

10.9a**	Amendment to Fuel Supply #141944 between South Carolina Public Service Authority, the Registrant and James River Coal Sales, Inc., dated April 7, 2009.

10.10
Credit Agreement between Registrant and PNC Bank, National Association and Morgan Stanley Senior Funding, Inc. dated as of May 31, 2005, incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed November 14, 2005

10.11
Amendment No. 1 and Waiver to the Credit Agreement between the Registrant and PNC Bank, National Association and Morgan Stanley Senior Funding, Inc., dated as of February 22, 2006, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006

10.12
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

10.15
Registration Rights Agreement between the Registrant and the Shareholders named therein, dated as of May 31, 2005, incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual report on Form 10-K filed March 16, 2006

10.16*	Severance and Retention Plan, effective as of March 13, 2006, incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006

10.16a*	Amendment to Severance and Retention Plan dated as of December 31, 2008

10.17
$100,000,000 Term Credit Agreement by and among the Registrant, certain of its subsidiaries, the Lenders thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Sole Bookrunner and Lead Arranger, and Morgan Stanley & Co. Incorporated, as Collateral Agent, dated as of February 26, 2007, incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed March 16, 2007

10.18
$35,000,000 Revolving Credit Agreement by and among the Registrant, certain of its subsidiaries, the Lenders thereto, and General Electric Capital Corporation, as Co-Lead Arranger, Administrative Agent and Collateral Agent, with Morgan Stanley Senior Funding, Inc., having acted as Co-Lead Arranger, dated as of February 26, 2007, incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed March 16, 2007

10.19
Waiver, Consent and Second Amendment to Term Credit Agreement by and among the Registrant, certain of its subsidiaries, the Lenders thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Sole Bookrunner and Lead Arranger, and Morgan Stanley & Co. Incorporated, as Collateral Agent, dated as of August 7, 2007, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 8, 2007

10.19a
Fifth Amendment to Term Credit Agreement by and among the Registrant, certain of its subsidiaries, and the other credit parties thereto, as guarantors, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent and as Sole-Bookrunner and Lead Arranger, and Morgan Stanley & Co. Incorporated, as Collateral Agent, dated as of November 20, 2009, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 25, 2009

10.20
Waiver, Consent and First Amendment to Revolving Credit Agreement by and among the Registrant, certain of its subsidiaries, the Lenders thereto, and General Electric Capital Corporation, as Co-Lead Arranger, Administrative Agent and Collateral Agent, with Morgan Stanley Senior Funding, Inc., having acted as Co-Lead Arranger, dated as of August 7, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 8, 2007

10.21*	Annual Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2007

10.21a*	Amendment to Annual Incentive Compensation Plan, dated December 31, 2008

10.22
Amended and Restated Revolving Credit Agreement by and among the Registrant, James River Coal Service Company, Leeco, Inc., Triad Mining, Inc., Triad Underground Mining, LLC, Bledsoe Coal Corporation,  Johns Creek Elkhorn Coal Corporation, Bell County Coal Corporation, James River Coal Sales, Inc., Bledsoe Coal Leasing Company, Blue Diamond Coal Company, and McCoy Elkhorn Coal Corporation, as Borrowers, the other Credit Parties thereto from time to time, as Guarantors, the Lenders party thereto from time to time, and General Electric Capital Corporation, as Administrative Agent  and Collateral Agent, GE Capital Markets, Inc., and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, and UBS Securities LLC, as Documentation Agent, dated as of January 28, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated February 3, 2010

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006

23.1	Consent of Marshall Miller & Associates, Inc. (filed herewith)

23.2	Consent of KPMG LLP (filed herewith)

24	Power of Attorney (see signature page)

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
James River Coal Company:

We have audited the accompanying consolidated balance sheets of James River Coal Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of James River Coal Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Richmond, VA
February 25, 2010

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2009	December 31, 2008
Assets

Current assets:
Cash and cash equivalents	$107,931	3,324
Receivables:
Trade	43,289	33,086
Other	260	475
Total receivables	43,549	33,561
Inventories:
Coal	22,727	6,847
Materials and supplies	10,462	9,581
Total inventories	33,189	16,428
Prepaid royalties	6,045	2,803
Other current assets	3,292	5,094
Total current assets	194,006	61,210
Property, plant, and equipment, at cost:
Land	7,194	6,693
Mineral rights	231,919	229,841
Buildings, machinery and equipment	362,654	320,982
Mine development costs	41,069	39,596
Total property, plant, and equipment	642,836	597,112
Less accumulated depreciation, depletion, and amortization	288,748	252,264
Property, plant and equipment, net	354,088	344,848
Goodwill	26,492	26,492
Restricted cash (note 12)	62,042	5,222
Other assets	32,684	25,774
Total assets	$669,312	463,546

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
  (in thousands, except share data)

	December 31, 2009	December 31, 2008
Liabilities and Shareholders' Equity

Current liabilities:
Current maturities of long-term debt	$-	18,000
Accounts payable	46,472	57,068
Accrued salaries, wages, and employee benefits	6,982	6,642
Workers' compensation benefits	8,950	9,300
Black lung benefits	1,782	1,539
Accrued taxes	4,383	4,457
Other current liabilities (note 3)	15,439	19,165
Total current liabilities	84,008	116,171
Long-term debt, less current maturities	278,268	150,000
Other liabilities:
Noncurrent portion of workers' compensation benefits	50,385	46,477
Noncurrent portion of black lung benefits	31,017	29,029
Pension obligations	14,827	19,693
Asset retirement obligations	39,843	36,409
Other	622	529
Total other liabilities	136,694	132,137
Total liabilities	498,970	398,308

Commitments and contingencies (note 12)
Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 27,544,878 and 27,393,493 shares as of December 31, 2009 and 2008, respectively	275	274
Paid-in-capital	320,079	272,366
Accumulated deficit	(136,758)	(187,712)
Accumulated other comprehensive loss	(13,254)	(19,690)
Total shareholders' equity	170,342	65,238

Total liabilities and shareholders' equity	$669,312	463,546

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Revenues	$681,558	568,507	520,560
Cost of sales:
Cost of coal sold	508,888	527,888	473,347
Gain on curtailment of pension plan	-	-	(6,091)
Depreciation, depletion, and amortization	62,078	70,277	71,856
Total cost of sales	570,966	598,165	539,112
Gross profit (loss)	110,592	(29,658)	(18,552)
Selling, general, and administrative expenses	39,720	34,992	32,191
Total operating income (loss)	70,872	(64,650)	(50,743)
Interest expense	17,057	17,746	19,764
Interest income	(60)	(469)	(471)
Charges associated with repayment and amendment of debt (note 4)	1,643	15,618	2,421
Miscellaneous income, net	(281)	(1,279)	(598)
Total other expenses, net	18,359	31,616	21,116
Income (loss) before income taxes	52,513	(96,266)	(71,859)
Income tax expense (benefit)	1,559	(273)	(17,844)
Net income (loss)	$50,954	(95,993)	(54,015)
Income (loss) per common share (note 13)
Basic income (loss) per common share	$1.85	(3.91)	(3.29)

Diluted income (loss) per common share	$1.85	(3.91)	(3.29)

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’
Equity and Comprehensive Income (Loss)
 (in thousands)

Predecessor Company	Common stock shares	Common stock par value	Paid-in- capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total

Balances, December 31, 2006	16,669	$167	124,191	(37,704)	(257)	86,397
Net loss	-	-	-	(54,015)	-	(54,015)
Amortization of black lung liability	-	-	-	-	(180)	(180)
Black lung obligation adjustment, net of $(812) of tax	-	-	-	-	4,909	4,909
Pension liability adjustment, net of $969 of tax	-	-	-	-	(2,601)	(2,601)
Comprehensive loss						(51,887)
Issuance on common stock net of offering costs of $213	5,175	52	32,337	-	-	32,389
Issuance of restricted stock awards, net of forfeitures	135	1	(1)	-	-	-
Repurchase of shares for tax withholding	(73)	(1)	(977)	-	-	(978)
Stock based compensation	-	-	3,853	-	-	3,853
Balances, December 31, 2007	21,906	219	159,403	(91,719)	1,871	69,774
Net loss	-	-	-	(95,993)	-	(95,993)
Amortization of black lung liability	-	-	-	-	(562)	(562)
Black lung obligation adjustment	-	-	-	-	(5,334)	(5,334)
Pension liability adjustment	-	-	-	-	(15,665)	(15,665)
Comprehensive loss						(117,554)
Issuance on common stock, net of offering costs of $421	4,913	49	93,771	-	-	93,820
Common stock issued for acquisition of mineral rights (note 2)	388	4	15,996	-	-	16,000
Issuance of restricted stock awards, net of forfeitures	238	2	(2)	-	-	-
Repurchase of shares for tax withholding	(72)	-	(2,474)	-	-	(2,474)
Exercise of stock options	20	-	542	-	-	542
Stock based compensation	-	-	5,130	-	-	5,130
Balances, December 31, 2008	27,393	274	272,366	(187,712)	(19,690)	65,238
Net Income	-	-	-	50,954	-	50,954
Amortization of pension actuarial amount	-	-	-	-	1,606	1,606
Black lung obligation adjustment	-	-	-	-	(574)	(574)
Pension liability adjustment	-	-	-	-	5,404	5,404
Comprehensive income						57,390
Equity component of convertible debt offering, net of offering costs of $1,433 (note 4)			43,385	-	-	43,385
Issuance of restricted stock awards, net of forfeitures	234	2	(2)	-	-	-
Repurchase of shares for tax withholding	(87)	(1)	(1,712)	-	-	(1,713)
Exercise of stock options	5	-	75	-	-	75
Stock based compensation	-	-	5,967	-	-	5,967
Balances, December 31, 2009	27,545	$275	320,079	(136,758)	(13,254)	170,342

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$50,954	(95,993)	(54,015)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, and amortization of property, plant, and equipment	62,078	70,277	71,856
Accretion of asset retirement obligations	3,212	2,768	2,270
Amortization of debt discount and issue costs	1,813	1,411	1,569
Stock-based compensation	5,967	5,130	3,853
Deferred income tax benefit	180	4	(18,572)
Loss on sale or disposal of property, plant, and equipment	(61)	(163)	(87)
Write-off of deferred financing costs	-	2,383	2,421
Gain on curtailment of pension plan	-	-	(6,091)
Changes in operating assets and liabilities:
Receivables	(9,988)	7,745	6,930
Inventories	(15,025)	(2,236)	(1,232)
Prepaid royalties and other current assets	(1,440)	100	(58)
Restricted cash	(56,820)	(5,222)	-
Other assets	(4,233)	(4,403)	(2,929)
Accounts payable	(10,596)	9,762	4,576
Accrued salaries, wages, and employee benefits	340	632	1,277
Accrued taxes	(1,787)	(2,251)	(2,772)
Other current liabilities	(3,626)	8,702	(1,030)
Workers' compensation benefits	3,558	2,185	8
Black lung benefits	1,657	538	1,435
Pension obligations	2,144	(1,395)	(3,129)
Asset retirement obligations	(861)	(1,082)	(1,457)
Other liabilities	93	(468)	(801)
Net cash provided by (used in) operating activities	27,559	(1,576)	4,022
Cash flows from investing activities:
Additions to property, plant, and equipment	(72,159)	(74,697)	(49,343)
Proceeds from sale of property, plant and equipment	149	1,108	142
Net cash used in investing activities	(72,010)	(73,589)	(49,201)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	172,500	-	40,000
Repayment of long-term debt	-	(38,800)	(1,200)
Proceeds from Revolver	12,500	26,500	31,043
Repayments of Revolver	(30,500)	(8,500)	(48,536)
Net proceeds from issuance of common stock	-	93,820	32,389
Principal payments under capital lease obligations	-	-	(262)
Debt issuance costs	(5,517)	(486)	(4,649)
Proceeds from exercise of stock options	75	542	-
Net cash provided by financing activities	149,058	73,076	48,785
Increase (decrease) in cash	104,607	(2,089)	3,606
Cash and cash equivalents at beginning of period	3,324	5,413	1,807
Cash and cash equivalents at end of period	$107,931	3,324	5,413

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents are stated at cost. Cash equivalents consist of highly-liquid investments with an original maturity of three months or less when purchased.

Restricted cash is stated at cost.  The restricted cash is held in an account to secure the Company’s letters of credit (note 12).

Trade Receivables

Trade receivables are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on review of historical write off experience. The Company has determined that no allowance is necessary for trade receivables as of December 31, 2009 and 2008. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories

Inventories of coal and materials and supplies are stated at the lower of cost or market. Cost is determined using the average cost for coal inventories and the first-in, first-out method for materials and supplies. Coal inventory costs include labor, supplies, equipment cost, depletion, royalties, black lung tax, reclamation tax and preparation plant cost.

Asset Retirement Obligations

The Company’s asset retirement obligation liabilities primarily consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Asset retirement obligations are initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows, in the period in which it is incurred. The estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed is reviewed periodically by the Company’s management and engineers. In estimating future cash flows, the Company considers the estimated current cost of reclamation and applies inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on behalf of the Company. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Accretion expense is included in cost of produced coal. To the extent there is a difference between the liability recorded and the cost incurred, a gain or loss upon settlement is recognized.  The following table sets forth the changes in the Company’s asset retirement obligations at December 31, 2009 and 2008 (in thousands):

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2009	2008
Asset retirement obligations at beginning of year	$41,509	$34,318
Liabilities incurred	1,246	5,508
Liabilities disposed	(621)	-
Revisions in estimated cash flows	190	-
Accretion expense	3,212	2,768
Liabilities settled	(693)	(1,085)
Asset retirement obligations at end of year	44,843	41,509
Less amount included in other current liabilities	(5,000)	(5,100)
Total non-current liability	$39,843	$36,409

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

 Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) at December 31, 2009, includes a $12.8 million actuarial loss on the Company’s pension plan and a $0.4 million actuarial loss on its black lung obligation.  The accumulated other comprehensive loss at December 31, 2008, includes a $19.9 million actuarial loss on the Company’s pension plan and a $0.2 million actuarial gain on its black lung obligation.

 Workers’ Compensation

The Company is liable for workers’ compensation benefits for traumatic injuries under state workers’ compensation laws in which it has operations. Except as indicated, the Company is self insured for workers’ compensation for its Kentucky operations, with specific excess insurance purchased from independent insurance carriers to cover individual traumatic claims in excess of the self-insured limits.  For the period June 2002 to June 2005, workers compensation coverage was insured through a third party insurance company using a large risk rating plan.  The Company’s operations in Indiana are insured through a third party insurance company using a large risk rating plan.

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Black Lung Benefits

The Company is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, and various states’ statutes for the payment of medical and disability benefits to employees and their dependents resulting from occurrences of coal worker’s pneumoconiosis disease (black lung). The Company provides coverage for federal and state black lung claims through its self-insurance programs for its Central Appalachia operations.  For the period between June 2002 and June 2005, all black lung liabilities were insured through a third party insurance company using a large risk rating plan.  The Company’s operations in Indiana are insured through a third party insurance company using a large risk rating plan. The Company uses the service cost method to account for its self-insured black lung obligation. The liability measured under the service cost method represents the discounted future estimated cost for former employees either receiving or projected to receive benefits, and the portion of the projected liability relative to prior service for active employees projected to receive benefits.

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

Health Claims

Company is self-insured for certain health care coverage. The cost of this self-insurance program is accrued based upon estimates of the costs for known and anticipated claims. The Company recorded an estimated amount to cover known claims and claims incurred but not reported of $2.2 million and $2.8 million as of December 31, 2009 and 2008, respectively, which is included in accrued salaries, wages, and employee benefits.

Equity-Based Compensation Plan

The Company’s stock compensation expense is based on estimated grant-date fair values. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award.  The Company’s estimated future forfeiture rates are based on its historical experience.

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The guidance in Earnings Per Share Topic, ASC 260-10-45, addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s unvested restricted stock awards are considered “participating securities” because they contain non-forfeitable rights to dividends.  The guidance in ASC 260-10-45-59(A) is effective for the Company’s financial statements January 1, 2009, and all prior-period earnings per share data presented has been adjusted retrospectively (note 13).

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

(3)	Other Current Liabilities

Other current liabilities at December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Accrued interest and amendment fees	$2,069	6,689
Current portion of asset retirement obligation	5,000	5,100
Accrued royalties	7,746	5,508
Other	624	1,868
	$15,439	19,165

(4)	Long Term Debt and Interest Expense

Long-term debt is as follows at December 31, 2009 and 2008 (in thousands):

	2009	2008
Senior Notes	$150,000	150,000
Convertible Senior Notes, net of discount	128,268	-
Revolver / Prior Revolver	-	18,000
Total long-term debt	278,268	168,000
Less amounts classified as current	-	18,000
Total long-term debt, less current maturities	$278,268	150,000

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Scheduled maturities of long-term debt are as follows (in thousands):

Year ended December 31:
2010	$-
2011	-
2012	150,000
2013	-
2014	-
Thereafter	172,500
$322,500

Senior Notes

The $150 million of Senior Notes are due on June 1, 2012 (the Senior Notes).  The Senior Notes are unsecured and accrue interest at 9.375% per annum.  Interest payments on the Senior Notes are required semi-annually.  The Company may redeem the Senior Notes, in whole or in part, at any time at redemption prices ranging from 102.34% in 2010 to 100% in 2011.

The Senior Notes limit the Company’s ability, among other things, to pay cash dividends.  In addition, if a change of control occurs (as defined in the Indenture), each holder of the Senior Notes will have the right to require the Company to repurchase all or a part of the Senior Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of repurchase.

Convertible Senior Notes

During the fourth quarter of 2009, the Company issued $172.5 million of 4.5% Convertible Senior Notes due on December 1, 2015 (the “Convertible Senior Notes”).   The Company recorded a discount on the Convertible Senior Notes of $44.8 million related to the portion of the proceeds that were allocated to the equity component of the Convertible Senior Notes.  The Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 38.7913 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, representing an initial conversion price of approximately $25.78 per share of the Company’s stock.  Interest payments on the Convertible Senior Notes are required semi-annually.  The Convertible Senior Notes are shown net of a $44.2 million discount on the consolidated financials statements as of December 31, 2009.

The Company used approximately $62.0 million of the net proceeds in connection with the termination of its Prior Letter of Credit Facility (see below), and the remaining for working capital and general corporate purposes.  The Company incurred approximately $5.5 million of costs in connection with the issuance of the Convertible Senior Notes issuance.  The issuance costs allocated to the debt are being amortized using the effective interest rate method over the life of the Convertible Senior Notes.

None of the Convertible Senior Notes are currently eligible for conversion.  The Convertible Senior Notes are convertible at the option of the holders (with the length of time the Notes are convertible being dependent upon the conversion trigger) upon the occurrence of any of the following events:

•	At any time from September 1, 2015 until December 1, 2015;

•
If the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price of the Notes in effect on the last trading day of the immediately preceding calendar quarter;

•
If the trading price of the Convertible Senior Notes for each trading day during any five consecutive business day period, as determined following a request of a holder of Notes, was equal to or less than 97% of the “Conversion Value” of the Notes on such trading day; or

•	If the Company elects to make certain distributions to the holders of its common stock or engage in certain corporate transactions.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Revolver

In January 2010, the Company amended and restated its existing Revolving Credit Agreement (as amended and restated the Revolving Credit Agreement is referred to as the Revolver).  The following is a summary of significant terms of the Revolver.

Maturity	February 2012
Interest/Usage Rate	Company’s option of Base Rate(a) plus 3.0% or LIBOR plus 4.0% per annum
Maximum Availability	Lesser of $65.0 million or the borrowing base(b)
Periodic Principal Payments	None

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 3.0%, (2) the prime rate and (3) a LIBOR rate plus 1.0%.
(b)
The Revolver’s borrowing base is based on the sum 85% of the Company’s eligible accounts receivable plus 65% of the eligible inventory minus reserves from time to time set by administrative agent.  The eligible accounts receivable and inventories are further adjusted as specified in the agreement.  The Company’s borrowing base can also be increased by 95% of any cash collateral that the Company maintains in a cash collateral account.

The Revolver provides that the Company can use the Revolver availability to issue letters of credit. The Revolver provides for a 4.25% fee on any outstanding letters of credit issued under the Revolver and a 0.5% fee on the unused portion of the Revolver. The Revolver requires certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Revolver includes financial covenants that require the Company to maintain a minimum Adjusted EBITDA and a maximum Leverage Ratio and limit capital expenditures, each as defined by the agreement. However, the minimum EBITDA and maximum Leverage Ratio covenants are only applicable if the Company’s unrestricted cash balance falls below $75.0 million and remain in effect until the Company’s unrestricted cash exceeds $75 million for 90 consecutive days.

The Company expects to use the Revolver to secure its outstanding letters of credit.  The Company intends to place cash in a restricted account to provide it with the maximum borrowing base under the revolver.

Prior Revolver and Prior Term Credit Agreement

In 2007, the Company entered into a $35.0 million Revolving Credit Agreement (the Prior Revolver) and a Prior Term Credit Agreement (collectively the Facilities). The Prior Term Credit Agreement consisted of a term facility (the Prior Term Facility) and a $60.0 million letter of credit facility (the Prior Letter of Credit Facility).

As discussed above, the terms of the Prior Revolver were amended and restated in January 2010.  There were no amounts outstanding on the Prior Revolver as of December 31, 2009.

The Company repaid the outstanding balance of the Prior Term Facility in October 2008 and used $5.2 million of the Company’s cash to secure letters of credit under the Prior Letter of Credit Facility.  The Companies fees under the Prior Letter of Credit Facility were 10.0% effective January 1, 2009 and 12.5% effective April 1, 2009.  In December 2009, the Company terminated the Prior Letter of Credit Facility and secured 105% of the letters of credit that were outstanding under the Prior Letter of Credit Facility with approximately $62.0 million in cash.  The cash used to secure the letters of credit is shown as restricted cash on the Company’s consolidated balance sheets.   The Company expensed $1.6 million in 2009 in connection with a fee to terminate the Prior Letter of Credit Facility and included the fee in charges associated with the repayment and amendment of debt in the consolidated financials statements for the year ended December 31, 2009.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In connection with repayment of the Prior Term Facility, the Company expensed approximately $2.4 million of unamortized financing charges on the Prior Term Facility in the year ended December 31, 2008.   In 2008, the Company expensed and paid approximately $7.8 million of costs associated with the two credit amendments to the Facilities.  In 2008, the Company also expensed and had unpaid fees of approximately $5.5 million of costs associated with the amendments that were paid in 2009.  The write-off of the unamortized financing charges and the expenses associated with the amendments to the Credit Amendments are included in charges associated with the repayment and amendment of debt in the consolidated financials statements for the year ended December 31, 2008.

Prior Senior Secured Credit

During the year ended December 31, 2007, the Company wrote off $2.4 million of financing charges in connection with the repayment of a Prior Senior Secured Credit Facility.  The write off of the financing charges is classified as charges associated with repayment and amendment of debt in the accompanying consolidated statements of operations.

Interest Expense

During the years ended December 31, 2009, 2008 and 2007, the Company paid $14.4 million, $16.8 million, and $18.2 million in interest, respectively.

Other

The Convertible Senior Notes rank equally with all of the Company’s existing and future senior unsecured indebtedness, including the Company’s unsecured Senior Notes.  The Convertible Senior Notes are not guaranteed by any of James River Coal Company’s subsidiaries, while the Company’s unsecured Senior Notes are guaranteed by certain of James River Coal Company’s subsidiaries.  The Convertible Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness (to the extent of the assets securing such indebtedness) and structurally subordinated to all existing and future liabilities of James River Coal Company’s subsidiaries, including their trade payables.  The Revolver is secured by substantially all of the Company’s assets.

The Company was in compliance with all of the financial covenants under its outstanding debt instruments as of December 31, 2009.

(5)	Workers’ Compensation Benefits

As of December 31, 2009 and 2008, workers’ compensation benefit obligation consisted of the following (in thousands):

	2009	2008
Workers' compensation benefits	$59,335	55,777
Less current portion	8,950	9,300
Noncurrent portion of workers' compensation benefits	$50,385	46,477

Actuarial assumptions used in the determination of the liability for the self-insured portion of workers’ compensation benefits included a discount rate of 5.3%, 6.0%, and 6.0% at December 31, 2009, 2008 and 2007, respectively.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(6)	Pneumoconiosis (Black Lung) Benefits

As of December 31, 2009 and 2008, black lung benefits obligation consisted of the following (in thousands):

	2009	2008
Black lung benefits	$32,799	30,568
Less current portion	1,782	1,539
Noncurrent portion of black lung benefits	$31,017	29,029

A reconciliation of the changes in the black lung benefit obligation is as follows (in thousands):

	2009	2008
Beginning of the year black lung obligation	$30,568	24,134
Black lung actuarial liability adjustment	575	5,334
Service cost	1,225	480
Interest cost	1,712	1,962
Benefit payments	(1,281)	(1,342)
End of year accumulated black lung obligation	$32,799	30,568

The actuarial assumptions used in the determination of accumulated black lung obligations as of December 31, 2009 and 2008 included a discount rate of 5.8% and 5.8%, respectively. A 1.0% decrease in the discount rate used at December 31, 2009, would increase the black lung obligation by approximately $4.6 million.  For purposes of determining net periodic expense related to such obligations, the Company used a discount rate of 5.8%, 6.5%, and 5.5% for the years ended December 31, 2009, 2008 and 2007.

The components of net periodic benefit cost are as follows (in thousands):

	2009	2008	2007
Service cost	$1,225	480	388
Interest cost	1,712	1,962	1,589
Amortization of actuarial amount	-	(562)	(180)
Net periodic benefit cost	$2,937	1,880	1,797

As of December 31, 2009, the Company has a $0.4 million actuarial loss recorded in accumulated other comprehensive income (loss) on its black lung obligation.  The Company expects that it will not recognize any of this actuarial loss during the year ended December 31, 2010.

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

In 2009, an amendment to the Rights Agreement reduced, until December 5, 2010, the threshold at which a person or group becomes an “Acquiring Person” under the Rights Agreement from 20% to 4.9% of the Company’s then-outstanding shares of common stock.  The Rights Agreement, as amended, exempts shareholders whose beneficial ownership as of November 3, 2009 exceeded 4.9% of the Company’s then-outstanding shares of common stock so long as they do not acquire more than an additional 0.5% of the Company’s then-outstanding shares of common stock without the advance approval of the Company’s board of directors.

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

Shares awarded or subject to purchase under the Plan that are not delivered or purchased, or revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance under the Plan. At December 31, 2009, there were 843,816 shares available under the Plan for future awards.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table highlights the expense related to share-based payment for the periods ended December 31 (in thousands):

	2009	2008	2007
Restricted stock	$5,655	4,813	3,535
Stock options	312	317	318
Stock based compensation	$5,967	5,130	3,853

The fair value of the restricted stock issued and outstanding is equal to the value of shares at the grant date.  At this time, the Company does not expect any of its restricted shares or options to be forfeited before vesting. The fair value of stock options was estimated using the Black-Scholes option pricing model.  The Company used the following assumptions to value the stock options issued during the periods indicated below:

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Dividend yield	0.0%	0.0%	0.0%
Expected volatility factor(1)	90.0%	70.0%	50.0%
Weighted average expected volatility	90.0%	70.0%	50.0%
Risk-free interest rate(2)	2.6%	3.4%	4.8%
Expected term (in years)	6.5	6.5	6.5

(1)	The Company used historical experience to estimate its volatility.
(2)	The risk-free interest rate for periods is based on U.S. Treasury yields in effect at the time of grant.

The following is a summary of restricted stock and stock option awards:

	Restricted Stock		Stock Options
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Fair Value	Shares	Exercise
	Outstanding	at Issue	Outstanding	Price
January 1, 2007	739,720	$18.25	261,001	$16.07
Granted	148,036	4.65	25,000	14.60
Exercised/Vested	(198,509)	16.37	-	-
Canceled	(12,940)	17.39	(21,667)	17.72
December 31, 2007	676,307	15.84	264,334	15.79
Granted	244,140	35.68	20,000	36.30
Exercised/Vested	(212,598)	15.62	(20,000)	27.12
Canceled	(5,800)	19.16	(3,334)	14.84
December 31, 2008	702,049	22.78	261,000	16.51
Granted	234,311	13.87	20,000	13.87
Exercised/Vested	(218,708)	16.27	(5,000)	15.00
Canceled	-	-	-	-
December 31, 2009	717,652	$21.86	276,000	$16.34

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes additional information about the stock options outstanding at December 31, 2009.

	Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in 000's)

Outstanding at December 31, 2009	$10.80-$36.30	276,000	$16.34	5.5	$1,404

Exercisable at December 31, 2009	$10.80-$36.30	236,004	$15.47	4.9	$1,286

Vested and expected to vest at December 31, 2009		276,000	$16.34	5.5	$1,404

(1) The difference between a stock award's exercise price and the underlying stock's market price at December 31, 2009
No value is assigned to stock awards whose option price exceeds the stock's market price at December 31, 2009.

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of December 31, 2009.

		Weighted Average
		Remaining Period
	Unearned	Of Expense
	Compensation	Recognition
	(in 000's)	(in years)
Stock Options	$414	1.7
Restricted Stock	9,850	2.7
Total	$10,264

(8)	Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	2009	2008	2007
Current:
Federal	$1,354	-	-
State	25	(277)	728
	1,379	(277)	728
Deferred:
Federal	165	53	(16,320)
State	15	(49)	(2,252)
	180	4	(18,572)
	$1,559	(273)	(17,844)

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A reconciliation of income taxes computed at the statutory federal income tax rate to the expense (benefit) for income taxes included in the consolidated statements of operations is presented below:

	2009	2008		2007

Federal income taxes at statutory rates	34.0%	(34.0	) %	(34.0	) %
Percentage depletion	(25.8)	(3.8)		(3.8)
Effect of state tax rate change, net	(0.2)	(0.1)		-
Change in valuation allowance	(6.2)	39.2		13.2
State income taxes, net of federal	0.4	(2.4)		(1.9)
Other, net	0.8	0.8		1.7
	3.0%	(0.3	) %	(24.8	) %

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below (in thousands):

	2009	2008
Deferred tax assets:
Accruals for financial reporting purposes, principally workers' compensation and black lung obligations	$55,001	50,523
Net operating loss carryforwards	73,504	84,930
Accumulated comprehensive income, principally pension	4,718	7,012
Other	1,405	-
Total gross deferred tax assets	134,628	142,465
Less valuation allowance	33,247	54,299
Net deferred tax asset	101,381	88,166
Deferred tax liabilities:
Discount on Senior Convertible Notes	15,824	-
Other - principally property, plant and equipment due to differences in depreciation, depletion and amortization	80,486	82,915
Total gross deferred tax liability	96,310	82,915
Net deferred tax asset	$5,071	5,251

The net deferred tax asset is included in other assets.  The valuation allowance is based on an assumption that not all of the gross deferred tax asset recorded will more likely than not be realized.

At December 31, 2009, the Company has consolidated NOLs for federal income tax purposes of approximately $204 million that expire beginning in 2023 and consolidated Kentucky net operating loss carryforwards of approximately $98 million which expire beginning in 2023. Approximately $88 million of the federal NOLs and $54 million of the state NOLs are limited in the amount that can be used in a given year by Section 382 of the Internal Revenue Code.  Prior to application of the valuation allowance, these net operating loss carryforwards generate a combined federal and state tax benefit of approximately $73.5 million.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax returns in Virginia, Kentucky and Indiana as “major” tax jurisdictions. The only periods subject to examination for the Company’s federal return are the 2006 through 2009 tax years. The periods subject to examination for the Company’s state returns in Virginia are years 2006 through 2009; Kentucky are years 2005 through 2009 and Indiana are years 2006 through 2009. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position.  Therefore, no reserves for uncertain income tax positions have been recorded.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During the year ended December 31, 2009, the Company paid income taxes of $1.6 million.  The Company received $0.1 million of income tax refunds during 2008.  The Company received no income tax refunds during 2007.  The income tax benefit (expense) includes no interest and penalties for the year ended December 31, 2009 and 2008 and $0.2 million of interest and penalties for the year ended December 31, 2007.

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

The plan assets for the qualified defined benefit pension plan are held by an independent trustee. The plan’s assets include investments in cash and cash equivalents and mutual funds holding corporate and government bonds and preferred and common stocks. The Company has an internal investment committee that sets investment policy, selects and monitors investment managers and monitors asset allocation.

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

To develop the expected long-term rate of return on assets assumption, the Company performs a periodic analysis which considers the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.  This evaluation resulted in the selection of the 7.5% long-term rate of return on assets assumption for the year ended December 31, 2009.

The Company utilizes a fair value hierarchy, which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  The plan assets are valued at level 1 of the fair value hierarchy by using unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  The fair value of the major categories of qualified defined benefit pension plan assets includes the following (in thousands):

	2009		2008
	Amount	Percentage	Amount	Percentage
Mutual funds - equity	$28,987	57.6%	$21,754	51.1%
Mutual funds - international equity	4,980	9.9%	4,062	9.6%
Mutual funds - fixed taxable	16,097	32.0%	16,462	38.7%
Money market funds and cash	270	0.5%	271	0.6%
	$50,334	100.0%	$42,549	100.0%

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table sets forth changes in the plan’s benefit obligations, changes in the fair value of plan assets, and funded status at December 31, 2009 and 2008 (in thousands):

	2009	2008
Change in benefit obligation:
Projected benefit obligation at beginning of year	$62,242	63,974
Interest cost	3,660	3,645
Actuarial (gain) loss	1,582	(2,530)
Benefits paid	(2,323)	(2,847)
Projected benefit obligation at end of year	$65,161	62,242
Change in plan assets:
Fair value of plan assets at beginning of year	$42,549	58,550
Actual return on plan assets	10,085	(13,837)
Employer contributions	23	683
Benefits paid	(2,323)	(2,847)
Fair value of plan assets at end of year	$50,334	42,549
Reconciliation of funded status:
Funded status	$(14,827)	(19,693)
Net amount recognized	$(14,827)	(19,693)
Amounts recognized in the consolidated balance sheets
consist of:
Accrued benefit liability	$(14,827)	(19,693)

The accumulated benefit obligation of the plan was $65.2 million and $62.2 million as of December 31, 2009 and 2008, respectively. Company contributions in 2010 are expected to be approximately $3.1 million.

The components of net periodic benefit cost and benefits paid by period are as follows (in thousands):

	2009	2008	2007
Service cost	$-	-	2,173
Interest cost	3,660	3,645	3,611
Expected return on plan assets	(3,099)	(4,358)	(4,203)
Recognized net actuarial loss	1,606	-	-
Gain on curtailment	-	-	(6,110)
Net periodic benefit cost	$2,167	(713)	(4,529)

Benefits paid	$2,323	2,847	2,777

As of December 31, 2009 and 2008 the Company had a $12.8 million and a $19.9 million net actuarial loss recorded in accumulated other comprehensive loss on its defined benefit plan.  The Company expects to recognize $0.8 million of the net actuarial loss in the year ended December 31, 2010.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The weighted-average assumptions used to determine the pension benefit obligations are as follows:

	2009	2008
Discount rate	5.9%	6.0%
Expected return on plan assets	7.5%	7.5%
Measurement date	December 31, 2009	December 31, 2008

The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

			Three months	Nine months
			Ended	Ended
			December 31,	September 30,
	2009	2008	2007	2007
Discount rate	6.0%	5.8%	6.0%	5.6%
Expected return on plan assets	7.5%	7.5%	7.5%	7.5%
Rate of compensation increase	Not applicable	Not applicable	Not applicable	4.0%
Measurement date	December 31, 2008	December 31, 2007	September 30, 2007	October 1, 2006

The following benefit payments are expected to be paid (based on the assumptions described above (in thousands)).

Year ended December 31:
2010	$2,763
2011	2,965
2012	3,143
2013	3,296
2014	3,527
2015-2019	19,959

Savings and Profit Sharing Plan

The Company sponsors defined contribution pension plans and profit sharing plans.  All U.S. employees are eligible for at least one of the Company’s plans. The Company’s contributions vary depending on the plan and cannot exceed the maximum allowable for tax purposes.  The Company recognized approximately $3.3 million, $3.7 million and $3.6 million of expense relating to these plans for the years ended December 31, 2009, 2008 and 2007, respectively.

(10)	Major Customers

During 2009, approximately 76% of total revenues were from two customers, the largest of which represented 39% of revenues.  During 2008, approximately 48% of total revenues were from two customers, the largest of which represented 36% of revenues.  During 2007, approximately 47% of total revenues were from two customers, the largest of which represented 28% of revenues.  The revenues from these customers for 2009, 2008 and 2007 are included in the CAPP segment in Note 15.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(11)	Leases

The Company leases equipment and various other properties under non-cancelable long-term leases, expiring at various dates. Certain leases contain options that would allow the Company to extend the lease or purchase the leased asset at the end of the base lease term. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2009 were as follows (in thousands):

Operating
leases
Year ended December 31:
2010	$6,817
2011	2,603
2012	842
2013	239
2014	163
Thereafter	-
$10,664

The Company incurred rent expense on equipment and offices space of approximately $10.8 million, $10.7 million and $7.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(12)	Commitments and Contingencies

Future minimum royalty commitments under coal lease agreements at December 31, 2009 were as follows (in thousands):

Royalty
commitments
Year ended December 31:
2010	$24,957
2011	21,966
2012	21,401
2013	21,379
2014	19,745
2015 and thereafter	93,908
$203,356

(a)
Certain coal leases do not have set expiration dates but extend until completion of mining of all merchantable and mineable coal reserves.  For purposes of this table, we have generally assumed that minimum royalties on such leases will be paid for a period of ten years.

(b)	Certain coal leases require payment based on minimum tonnage, for these contracts an average sales price of $80.00 per ton was used to project the future commitment.

The Company has established irrevocable letters of credit totaling $59.1 million as of December 31, 2009 to guarantee performance under certain contractual arrangements.  The letters of credit are secured by $62.0 million of cash that is included in restricted cash on the accompanying consolidated balance sheets.

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings (loss) per share (in thousands):

	2009	2008	2007
Basic earnings per common share:
Net income (loss)	$50,954	(95,993)	(54,015)
Income allocated to participating securities	(1,395)	-	-
Net income (loss) available to common shareholders	$49,559	(95,993)	(54,015)

Weighted average number of common and
common equivalent shares outstanding:
Basic number of common shares outstanding	26,765	24,520	16,412
Dilutive effect of unvested restricted stock
(participating securities)	754	-	-
Dilutive effect of stock options	49	-	-
Diluted number of common shares and
common equivalent shares outstanding	27,568	24,520	16,412

Basic earnings (loss) per common share	$1.85	(3.91)	(3.29)

Diluted net income per common share:
Net income (loss)	$50,954	(95,993)	(54,015)
Income allocated to participating securities	-	-	-
Net income (loss) available to potential common
shareholders	$50,954	(95,993)	(54,015)

Diluted net earnings (loss) per share	$1.85	(3.91)	(3.29)

For periods in which there was a loss, the Company has excluded from its diluted loss per share calculation options to purchase shares and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per share.  The excluded instruments would have increased the diluted weighted average number of common and common equivalent shares outstanding by approximately 0.8 million and 0.7 million for the years ended December 31, 2008 and 2007, respectively.  In addition, in periods of net losses, the Company has not allocated any portion of such losses to participating securities holders for its basic loss per share calculation as such participating securities holders are not contractually obligated to fund such losses.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)	Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information. As of December 31, 2009 and 2008, except for long-term debt obligations, the carrying amounts of all financial instruments approximate their fair values due to their short maturities.

The carrying value and fair value of our Senior Notes and Convertible Notes are as follows (in thousands)

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes and Convertible Senior Notes	$322,500	$325,400	$150,000	$112,100

The carrying amounts and fair values of our Senior Notes and Convertible Senior Notes are based on available market data at the date presented.  The carrying value of the Convertible Senior Notes reflected in long-term debt in the table above reflects the full face amount of $172.5 million, which has been adjusted in the Consolidated Balance Sheets for a discount related to its convertible feature (Note 4).

The Company believes that the carrying amount of the Revolver approximated the fair value at December 31, 2008, due to the variable interest rate and a recent amendment to that facility.

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Years Ended
	December 31,
	2009	2008	2007
Revenues
CAPP	$579,108	467,609	429,283
Midwest	102,450	100,898	91,277
Corporate	-	-	-
Total	$681,558	568,507	520,560

Depreciation, depletion and amortization
CAPP	$49,380	55,979	56,506
Midwest	12,646	14,218	15,199
Corporate	52	80	151
Total	$62,078	70,277	71,856

Total operating income (loss)
CAPP	$98,485	(35,861)	(30,841)
Midwest	(4,909)	(10,296)	(3,276)
Corporate (2)	(22,704)	(18,493)	(16,626)
Total	$70,872	(64,650)	(50,743)

Interest Income (1)
Corporate	$(60)	(469)	(471)
Total	$(60)	(469)	(471)

Interest Expense (1)
Corporate	$17,057	17,746	19,764
Total	$17,057	17,746	19,764

Income tax expense (benefit) (1)
Corporate	$1,559	(273)	(17,844)
Total	$1,559	(273)	(17,844)

Net earnings (loss) (1)
CAPP	$98,485	(35,861)	(30,841)
Midwest	(4,909)	(10,296)	(3,276)
Corporate (2)	(42,622)	(49,836)	(19,898)
Total	$50,954	(95,993)	(54,015)

(1)	The Company does not allocate interest income, interest expense or income taxes to its segments.
(2)	Corporate includes a $6.1 million gain on curtailment of the pension plan (note 9) in the yearended December 31, 2007.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31,
	2009	2008
Total Assets
CAPP	$421,825	$336,631
Midwest	88,815	89,792
Corporate	158,672	37,123
Total	$669,312	$463,546

Goodwill
CAPP	$-	$-
Midwest	26,492	26,492
Corporate	-	-
Total	$26,492	$26,492

	Years Ended
	December 31,
Capital Expenditures	2009	2008	2007
CAPP	$58,147	$66,467	$42,379
Midwest	13,840	8,167	6,564
Corporate	172	63	400
Total	$72,159	$74,697	$49,343

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(16)  Quarterly Information (Unaudited)

Set forth below is the Company’s quarterly financial information for the previous two fiscal years (in thousands):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Total revenue	$192,121	171,649	168,320	149,468
Gross profit	44,941	28,006	24,387	13,258
Income from operations	35,654	17,447	14,121	3,650
Income (loss) before taxes	31,680	13,748	10,246	(3,161)
Net income (loss)	28,171	16,178	9,808	(3,203)
Earning (loss) per share (Basic and Diluted):	$1.03	0.59	0.36	(0.12)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Total revenue	$138,188	137,703	151,842	140,774
Gross profit (loss)	(4,832)	(8,716)	(4,189)	(11,921)
Loss from operations	(12,166)	(17,448)	(13,246)	(21,790)
Loss before taxes	(16,688)	(24,006)	(21,712)	(33,860)
Net loss	(16,688)	(24,006)	(21,712)	(33,587)
Loss per share (Basic and Diluted):	$(0.78)	(0.97)	(0.86)	(1.26)

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 26th day of February, 2010.

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