Form 10-Q
period 2010-03-31
James River Coal CO
filed 2010-04-30
CIK 1297720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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
 Yes  ☒        No   ☐

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 19, 2010 was 27,543,278.

FORM 10-Q INDEX

PART I    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2010	December 31, 2009
Assets

Current assets:
Cash and cash equivalents	$153,129	107,931
Receivables:
Trade	67,295	43,289
Other	111	260
Total receivables	67,406	43,549
Inventories:
Coal	16,172	22,727
Materials and supplies	11,103	10,462
Total inventories	27,275	33,189
Prepaid royalties	5,671	6,045
Other current assets	3,119	3,292
Total current assets	256,600	194,006
Property, plant, and equipment, at cost:
Land	7,444	7,194
Mineral rights	231,919	231,919
Buildings, machinery and equipment	374,847	362,654
Mine development costs	42,580	41,069
Total property, plant, and equipment	656,790	642,836
Less accumulated depreciation, depletion, and amortization	304,580	288,748
Property, plant and equipment, net	352,210	354,088
Goodwill	26,492	26,492
Restricted cash (note 4)	32,135	62,042
Other assets	32,800	32,684
Total assets	$700,237	669,312

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2010	December 31, 2009
Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$38,395	46,472
Accrued salaries, wages, and employee benefits	10,657	6,982
Workers' compensation benefits	8,950	8,950
Black lung benefits	1,782	1,782
Accrued taxes	7,321	4,383
Other current liabilities	20,217	15,439
Total current liabilities	87,322	84,008
Long-term debt	279,650	278,268
Other liabilities:
Noncurrent portion of workers' compensation benefits	51,053	50,385
Noncurrent portion of black lung benefits	41,124	31,017
Pension obligations	14,123	14,827
Asset retirement obligations	40,540	39,843
Other	622	622
Total other liabilities	147,462	136,694
Total liabilities	514,434	498,970

Commitments and contingencies (note 4)
Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares;
issued and outstanding 27,543,278 and 27,544,878 shares
as of March 31, 2010 and December 31, 2009, respectively	275	275
Paid-in-capital	321,499	320,079
Accumulated deficit	(113,513)	(136,758)
Accumulated other comprehensive loss	(22,458)	(13,254)
Total shareholders' equity	185,803	170,342

Total liabilities and shareholders' equity	$700,237	669,312

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Revenues	$184,601	192,121
Cost of sales:
Cost of coal sold	129,317	132,707
Depreciation, depletion and amortization	16,358	14,473
Total cost of sales	145,675	147,180
Gross profit	38,926	44,941
Selling, general and administrative expenses	9,319	9,287
Total operating income	29,607	35,654
Interest expense (note 2)	7,381	4,053
Interest income	(4)	(25)
Miscellaneous income, net	(42)	(54)
Total other expense, net	7,335	3,974
Income before income taxes	22,272	31,680
Income tax (benefit) expense	(973)	3,509
Net income	$23,245	28,171
Earnings per common share (note 5)
Basic earnings per common share	$0.84	1.03
Diluted earnings per common share	$0.84	1.03

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’
Equity and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Common stock shares	Common stock par value	Paid-in- capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total

Balances, January 1, 2009	27,393	$274	272,366	(187,712)	(19,690)	65,238
Net Income	-	-	-	50,954	-	50,954
Amortization of pension actuarial amount	-	-	-	-	1,606	1,606
Black lung obligation adjustment	-	-	-	-	(574)	(574)
Pension liability adjustment	-	-	-	-	5,404	5,404
Comprehensive income						57,390
Equity component of convertible debt offering, net of offering costs of $1,433	-	-	43,385	-	-	43,385
Issuance of restricted stock awards, net of forfeitures	234	2	(2)	-	-	-
Repurchase of shares for tax withholding	(87)	(1)	(1,712)	-	-	(1,713)
Exercise of stock options	5	-	75	-	-	75
Stock based compensation	-	-	5,967	-	-	5,967
Balances, December 31, 2009	27,545	$275	320,079	(136,758)	(13,254)	170,342
Net Income	-	-	-	23,245	-	23,245
Amortization of pension actuarial amount	-	-	-	-	196	196
Black lung obligation adjustment	-	-	-	-	(9,400)	(9,400)
Comprehensive income						14,041
Issuance of restricted stock awards, net of forfeitures	(2)	-	-	-	-	-
Stock based compensation	-	-	1,420	-	-	1,420
Balances, March 31, 2010	27,543	$275	321,499	(113,513)	(22,458)	185,803

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$23,245	28,171
Adjustments to reconcile net incometo net cash provided by operating activities
Depreciation, depletion, and amortization	16,358	14,473
Accretion of asset retirement obligations	821	793
Amortization of debt discount and issue costs	1,882	293
Stock-based compensation	1,420	1,514
Changes in operating assets and liabilities:
Receivables	(23,857)	(18,014)
Inventories	5,406	(14,883)
Prepaid royalties and other current assets	547	933
Restricted cash	29,907	-
Other assets	549	2,871
Accounts payable	(8,077)	1,921
Accrued salaries, wages, and employee benefits	3,675	2,490
Accrued taxes	2,938	5,079
Other current liabilities	4,671	229
Workers' compensation benefits	668	1,027
Black lung benefits	707	592
Pension obligations	(508)	536
Asset retirement obligations	(17)	(210)
Other liabilities	-	43
Net cash provided by operating activities	60,335	27,858
Cash flows from investing activities:
Additions to property, plant, and equipment	(13,972)	(12,413)
Net cash used in investing activities	(13,972)	(12,413)
Cash flows from financing activities:
Proceeds from Revolver	-	5,000
Repayments of Revolver	-	(14,000)
Debt issuance costs	(1,165)	-
Net cash used in financing activities	(1,165)	(9,000)
Increase in cash	45,198	6,445
Cash and cash equivalents at beginning of period	107,931	3,324
Cash and cash equivalents at end of period	$153,129	9,769

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

The interim condensed consolidated financial statements of the Company presented in this report are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2009. The balances presented as of or for the year ended December 31, 2009 are derived from the Company’s audited consolidated financial statements.

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

(2)	Long Term Debt and Interest Expense

Long-term debt is as follows (in thousands):

	March 31, 2010	December 31, 2009
Senior Notes	$150,000	$150,000
Convertible Senior Notes, net of discount	129,650	128,268
Revolver	-	-
Total long-term debt	$279,650	$278,268

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

Convertible Senior Notes

During the fourth quarter of 2009, the Company issued $172.5 million of 4.5% Convertible Senior Notes due on December 1, 2015 (the “Convertible Senior Notes”).   The Convertible Senior Notes are shown net of a $42.9 million discount on the consolidated financials statements as of March 31, 2010.  The discount on the Convertible Senior Notes relates to the $44.8 million of the proceeds that were allocated to the equity component of the Convertible Senior Notes at issuance.  The Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 38.7913 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, representing an initial conversion price of approximately $25.78 per share of the Company’s stock.  Interest payments on the Convertible Senior Notes are required semi-annually.

None of the Convertible Senior Notes are currently eligible for conversion.  The Convertible Senior Notes are convertible at the option of the holders (with the length of time the Notes are convertible being dependent upon the conversion trigger) upon the occurrence of any of the following events:

●	At any time from September 1, 2015 until December 1, 2015;

●
If the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price of the Notes in effect on the last trading day of the immediately preceding calendar quarter;

●
If the trading price of the Convertible Senior Notes for each trading day during any five consecutive business day period, as determined following a request of a holder of Notes, was equal to or less than 97% of the “Conversion Value” of the Notes on such trading day; or

●	If the Company elects to make certain distributions to the holders of its common stock or engage in certain corporate transactions.

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
(b)
The Revolver’s borrowing base is based on the sum of 85% of the Company’s eligible accounts receivable plus 65% of the eligible inventory minus reserves from time to time set by administrative agent.  The eligible accounts receivable and inventories are further adjusted as specified in the agreement.  The Company’s borrowing base can also be increased by 95% of any cash collateral that the Company maintains in a cash collateral account.

The Revolver provides that the Company can use the Revolver availability to issue letters of credit. The Revolver provides for a 4.25% fee on any outstanding letters of credit issued under the Revolver and a 0.5% fee on the unused portion of the Revolver. The Revolver requires certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Revolver includes financial covenants that require the Company to maintain a minimum Adjusted EBITDA and a maximum Leverage Ratio and limit capital expenditures, each as defined by the agreement. However, the minimum EBITDA and maximum Leverage Ratio covenants are only applicable if the Company’s unrestricted cash balance falls below $75.0 million and would remain in effect until the Company’s unrestricted cash exceeds $75 million for 90 consecutive days.

As of March 31, 2010, the Company has used $27.3 million of the $63.5 million available under the Revolver’s availability to secure outstanding letters of credits.  The Company intends to use the Revolver to support the remaining $30.6 million of existing letters of credit that are currently secured by cash held in a restricted account.   As the Company secures the additional letters of credit with the Revolver, the cash that is currently being held as security for the letters of credit will become unrestricted.  A portion of this cash may be used to ensure that the Company has adequate capacity under the Revolver to support its outstanding letters of credit.

Interest Expense and Other

During the three months ended March 31, 2010, the Company had no cash payments for interest.  During the three months ended March 31, 2009, the Company paid approximately $0.5 million in interest.

In connection with the amendment to the Revolver, the Company capitalized $1.2 million of costs in the first quarter of 2010.

The Company was in compliance with all of the financial covenants under its outstanding debt instruments as of March 31, 2010.

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

Shares awarded or subject to purchase under the Plan that are not delivered or purchased, or revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance under the Plan. At March 31, 2010, there were 845,416 shares available under the Plan for future awards.

The following table highlights the expense related to share-based payment for the periods ended March 31 (in thousands):

	Three months ended
	March 31,
	2010	2009
Restricted stock	$1,348	$1,435
Stock options	72	79
Stock based compensation	$1,420	$1,514

The fair value of the restricted stock outstanding and issued is equal to the value of shares at the grant date.  At this time, the Company does not expect any of its restricted shares or options to be forfeited before vesting. The fair value of stock options was estimated using the Black-Scholes option pricing model.

The following is a summary of activity related to restricted stock and stock option awards for the three months ended March 31, 2010:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
	Number of	Fair Value	Number of	Exercise
	Shares	at Issue	Shares	Price
December 31, 2009	717,652	$21.86	276,000	$16.34
Granted	-	-	-	-
Exercised/Vested	-	-	-	-
Canceled	(1,600)	17.43	-	-
March 31, 2010	716,052	21.87	276,000	16.34

The following table summarizes additional information about the stock options outstanding at March 31, 2010:

	Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in 000's)

Outstanding at March 31, 2010	$10.80-$36.30	276,000	$16.34	5.2	$849

Exercisable at March 31, 2010	$10.80-$36.30	236,004	$15.47	4.7	$800

Vested and expected to vest at March 31, 2010		276,000	$16.34	5.2	$849

(1)
The difference between a stock award's exercise price and the underlying stock's market price at March 31, 2010.
No value is assigned to stock awards whose option price exceeds the stock's market price at March 31, 2010.

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of March 31, 2010:

		Weighted Average
		Remaining Period
	Unearned	Of Expense
	Compensation	Recognition
	(in 000's)	(in years)
Stock Options	$342	1.4
Restricted Stock	8,478	2.4
Total	$8,820

(4)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $57.9 million as of March 31, 2010 to guarantee performance under certain contractual arrangements.  The Company has issued $27.3 million of the letters of credit under the Revolver (see Note 2) and the $30.6 million of remaining letters of credit were secured by $32.1 million of cash held in a restricted account.

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Basic earnings per common share:
Net income	$23,245	28,171
Income allocated to participating securities	(605)	(722)
Net income available to common shareholders	$22,640	27,449

Weighted average number of common and
common equivalent shares outstanding:
Basic number of common shares outstanding	26,827	26,692
Dilutive effect of unvested restricted stock
(participating securities)	717	701
Dilutive effect of stock options	51	23
Diluted number of common shares and
common equivalent shares outstanding	27,595	27,416

Basic earnings per common share	$0.84	1.03

Diluted net income per common share:
Net income	$23,245	28,171
Income allocated to participating securities	-	-
Net income available to potential common
shareholders	$23,245	28,171

Diluted earnings per common share	$0.84	1.03

(6)	Pension Expense

The Company has in place a defined benefit pension plan under which all benefits were frozen in 2007.  The components of net periodic benefit cost are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2010	2009
Interest cost	$940	915
Expected return on plan assets	(922)	(775)
Recognized net actuarial loss	196	402
Net periodic cost	$214	542

(7)	Pneumoconiosis (Black Lung) Benefits

The expense for black lung benefits consists of the following (amounts in thousands):

	Three Months Ended
	March 31,
	2010	2009

Service Cost	$342	306
Interest cost	459	428
Total expense	$801	734

In March 2010, The Patient Protection and Affordable Care Act of 2010 (Act) was enacted into law and included a black lung provision that creates a rebuttable presumption that a miner with at least 15 years of service, with totally disabling pulmonary or respiratory lung impairment and negative radiographic chest x-ray evidence would be disabled due to pneumoconiosis and be eligible for black lung benefits.  The new Act also makes it easier for widows of miners to become eligible for benefits.  The Company was able to make an initial evaluation of the impact of these changes on a limited population of current and potential future claimants, resulting in an estimated $9.4 million increase to the black lung obligation. As of March 31, 2010, this estimated increase in the black lung obligation was recorded along with an increase in the actuarial loss included in “Accumulated other comprehensive loss” on the Company’s balance sheet.  Beginning in the second quarter of 2010, the Company estimates that there will be a $0.4 million increase in the quarterly black lung expense related to the amortization of this additional actuarial loss and increases in the service and interest cost components.  As of March 31, 2010, the Company is not able to estimate the impact of this legislation on the obligations related to future claims from older terminated miners and possible re-filed claims, due to significant uncertainty around the number of claims that will be filed and how impactful the new award criteria will be to these claim populations.  The Company will continue to assess the impact of this legislation on its initial estimate as additional information becomes available and future regulations are issued.

(8)	Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information. As of March 31, 2010 and December 31, 2009, except for long-term debt obligations, the carrying amounts of all financial instruments approximate their fair values due to their short maturities.

The carrying value and fair value of our Senior Notes and Convertible Notes are as follows (in thousands)

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$150,000	$152,625	$150,000	$153,750
Convertible Senior Notes (excludes discount)	$172,500	$161,460	$172,500	$171,650

The carrying amounts and fair values of our Senior Notes and Convertible Senior Notes are based on available market data at the date presented.  The carrying value of the Convertible Senior Notes reflected in long-term debt in the table above reflects the full face amount of $172.5 million, which has been adjusted in the Consolidated Balance Sheets for a discount related to its convertible feature (Note 2).

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

	Three Months Ended
	March 31,
	2010	2009
Revenues
CAPP	$155,564	167,635
Midwest	29,037	24,486
Corporate	-	-
Total	$184,601	192,121

Depreciation, depletion and amortization
CAPP	$13,488	11,157
Midwest	2,855	3,301
Corporate	15	15
Total	$16,358	14,473

Total operating income (loss)
CAPP	$31,642	41,666
Midwest	3,037	(584)
Corporate	(5,072)	(5,428)
Total	$29,607	35,654

Net earnings (loss) (1)
CAPP	$31,642	41,666
Midwest	3,037	(584)
Corporate	(11,434)	(12,911)
Total	$23,245	28,171

(1)   Income and expense items that are not included in operating income (loss) are not allocated to the segments.

	March 31,	December 31,
	2010	2009
Total Assets
CAPP	$459,354	421,825
Midwest	95,450	88,815
Corporate	145,433	158,672
Total	$700,237	669,312

Goodwill
CAPP	$-	-
Midwest	26,492	26,492
Corporate	-	-
Total	$26,492	26,492

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes contained herein and the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Overview

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana.  We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)).  We derived 90% of our total revenues (contract and spot) in the three months ended March 31, 2010 from coal sales to electric utility customers and the remaining 10% from coal sales to industrial and other customers.  For the three months ended March 31, 2010, our mines produced 2.3 million tons of coal.  Our coal purchased for resale was less than 0.1 million tons for the three months ended March 31, 2010.  Of the 2.3 million tons we produced from Company operated mines, approximately 66% came from underground mines, while the remaining 34% came from surface mines.    For the three months ended March 31, 2010, we generated revenues of $184.6 million and net income of $23.2 million.

CAPP Segment

In Central Appalachia, our coal is primarily sold to customers in the southern portion of the South Atlantic region of the United States.  The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware.  We have been providing coal to customers in the South Atlantic region since our formation in 1988.  For the three months ended March 31, 2010, our CAPP segment produced 1.6 million tons of coal (including contract coal and purchased coal). Of the CAPP tons produced, 87% came from Company operated underground mines. For the three months ended March 31, 2010, we shipped 1.7 million tons of coal and generated coal sale revenues of $155.6 million from our CAPP segment. For the three months ended March 31, 2010, South Carolina Public Service Authority and Georgia Power Company were our largest customers, representing approximately 43% and 29% of our total revenues, respectively.  No other CAPP customer accounted for more than 10% of our total revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the three months ended March 31, 2010, our Midwest mines produced approximately 0.8 million tons of coal. Of the Midwest tons produced, 79% came from Company operated surface mines. For the three months ended March 31, 2010, we shipped 0.7 million tons of coal and generated coal sale revenues of $29.0 million from our Midwest segment. For the three months ended March 31, 2010, our Midwest segment’s largest customer, Indianapolis Power and Light, represented approximately 11% of our total revenues. No other Midwest customer accounted for more than 10% of our total revenues.

Results of Operations

Three Months Ended March 31, 2010 Compared with the Three Months Ended March 31, 2009

The following tables show selected operating results for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 (in thousands except per ton amounts).

	Three Months Ended March 31,
	2010		2009
	Total	Per Ton	Total	Per Ton
Volume shipped (tons)	2,400		2,631

Revenues	$184,601	76.92	$192,121	73.02
Cost of coal sold	129,317	53.88	132,707	50.44
Depreciation, depletion and amortization	16,358	6.82	14,473	5.50
Gross profit	38,926	16.22	44,941	17.08
Selling, general and administrative	9,319	3.88	9,287	3.53
Operating income	29,607	12.34	35,654	13.55

Volume and Revenues by Segment

	Three Months Ended March 31,
	2010		2009
	CAPP	Midwest	CAPP	Midwest
Volume shipped (tons)	1,662	738	1,844	787
Coal sales revenue	$155,564	29,037	167,635	24,486
Average sales price per ton	$93.60	39.35	90.91	31.11

Coal sales revenue for the three months ended March 31, decreased from $192.1 million in 2009 to $184.6 million in 2010. This decrease was due to a decrease in tons shipped in the CAPP and Midwest regions, which was partially offset by an increase in the average sales price per ton in the CAPP and Midwest regions.

For the three months ended March 31, 2010, the CAPP region sold approximately 1.3 million tons of coal under long-term contracts (79% of total CAPP sales volume) at an average selling price of $101.27 per ton. For the three months ended March 31, 2009, the CAPP region sold approximately 1.6 million tons of coal under long-term contracts (88% of total CAPP sales volume) at an average selling price of $91.65 per ton.  For the three months ended March 31, 2010, the CAPP region sold 0.4 million tons of coal (21% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $64.85 per ton. For the three months ended March 31, 2009, the CAPP region sold 0.2 million tons of coal (12% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $85.75 per ton.

The Midwest’s region sales of coal were under long term contracts for the three months ended March 31, 2010 and 2009.  For the three months ended March 31, 2010, the Midwest region sold 0.7 million tons at an average sales price of $39.35 per ton.  For the three months ended March 31, 2009, the Midwest region sold 0.8 million tons at an average sales price of $31.11 per ton.

Operating Costs by Segment

	Three Months Ended March 31,
	2010			2009
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$106,740	22,577	-	111,484	21,223	-
Per ton	64.22	30.59	-	60.46	26.97	-

Depreciation, depletion and amortization	13,488	2,855	15	11,157	3,301	15
Per ton	8.12	3.87	-	6.05	4.19	-

Cost of Coal Sold

For the three months ended March 31, the cost of coal sold, excluding depreciation, depletion and amortization, decreased from $132.7 million in 2009 to $129.3 million in 2010.  Our cost per ton of coal sold in the CAPP region increased from $60.46 per ton in the 2009 period to $64.22 per ton in the 2010 period.  The major components of the $3.76 increase in cost per ton of coal sold include an increase in our preparation and loading costs of $1.48 per ton, sales related costs of $1.36 per ton and labor and benefit costs of $0.63 per ton.  Our preparation and loading costs and our labor and benefit costs were impacted by a decrease in tons produced.  The reduction in tons produced were primarily the result of lower productivity due to increased federal and state regulatory scrutiny which and a decrease in tons produced in response to market conditions.   For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest increased $3.62 per ton from $26.97 in the 2009 period to $30.59 per ton in the 2010 period.  The major components of this increase include an increase in the variable costs of $1.14 per ton, benefit costs of $0.58 per ton and sales related costs of $0.55 per ton.  The increase in the variable costs was primarily due to an increase in diesel and explosives costs.

Depreciation, depletion and amortization

For the three months ended March 31, depreciation, depletion and amortization increased from $14.5 million in 2009 to $16.4 million in 2010.  In the CAPP region, depreciation, depletion and amortization increased $2.3 million to $13.5 million or $8.12 per ton.  In the Midwest, depreciation, depletion and amortization decreased $0.4 million to $2.9 million or $3.87 per ton.

Selling, general and administrative

Selling, general and administrative expenses were $9.3 million for the three months ended March 31, 2010 and March 31, 2009.

Interest Expense

Interest expense for the three months ended March 31, increased from $4.1 million in 2009 to $7.4 million in 2010.  This increase was the result of an additional $3.4 million of interest on our convertible senior notes that were issued in the fourth quarter of 2009, including $1.4 million related to the amortization of the debt discount recorded on this issuance.

Income Taxes

Our effective tax rate for the three months ended March 31, 2010 was a benefit of 4.4% and our effective tax rate for the three months ended March 31, 2009 was 11.1%.  Our effective income tax rate is impacted primarily by changes in the amount of the valuation allowance recorded and the effects of percentage depletion.  Our effective tax rate for the three months ended March 31, 2010 reflects a benefit for a tax election that allows us to utilize additional alternative minimum tax net operating losses in prior years.  For 2010, we expect that a portion of our available net operating loss carryforward will be utilized to reduce current tax expense, and therefore the previously established valuation allowance will be reduced.  The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.”  As of March 31, 2010, we had a $33.2 million valuation allowance against gross deferred tax assets.    Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Liquidity and Capital Resources

The following chart reflects the components of our debt as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Senior Notes	$150,000	$150,000
Convertible Senior Notes, net of discount	129,650	128,268
Revolver	-	-
Total long-term debt	$279,650	$278,268

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

Convertible Senior Notes

During the fourth quarter of 2009, we issued $172.5 million of 4.5% Convertible Senior Notes due on December 1, 2015 (the “Convertible Senior Notes”).   The Convertible Senior Notes are shown net of a $42.9 million discount on the consolidated financials statements as of March 31, 2010.  The discount on the Convertible Senior Notes relates to the $44.8 million of the proceeds that were allocated to the equity component of the Convertible Senior Notes at issuance.  The Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 38.7913 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, representing an initial conversion price of approximately $25.78 per share of the Company’s stock.  Interest payments on the Convertible Senior Notes are required semi-annually.

None of the Convertible Senior Notes are currently eligible for conversion.  The Convertible Senior Notes are convertible at the option of the holders (with the length of time the Convertible Senior Notes are convertible being dependent upon the conversion trigger) upon the occurrence of any of the following events:

●	At any time from September 1, 2015 until December 1, 2015;

●
If the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price of the Convertible Senior Notes in effect on the last trading day of the immediately preceding calendar quarter;

●
If the trading price of the Convertible Senior Notes for each trading day during any five consecutive trading day period, as determined following a request of a holder of such Convertible Senior Notes, was equal to or less than 97% of the “Conversion Value” of the Convertible Senior Notes on such trading day; or

●	If the Company elects to make certain distributions to the holders of its common stock or engage in certain corporate transactions.

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
(b)
The Revolver’s borrowing base is based on the sum of 85% of our eligible accounts receivable plus 65% of the eligible inventory minus reserves from time to time set by administrative agent.  The eligible accounts receivable and inventories are further adjusted as specified in the agreement.  The Company’s borrowing base can also be increased by 95% of any cash collateral that the Company maintains in a cash collateral account.

The Revolver provides that we can use the Revolver availability to issue letters of credit. The Revolver provides for a 4.25% fee on any outstanding letters of credit issued under the Revolver and a 0.5% fee on the unused portion of the Revolver. The Revolver requires certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Revolver includes financial covenants that require us to maintain a minimum Adjusted EBITDA and a maximum Leverage Ratio and limit capital expenditures, each as defined by the agreement. The minimum EBITDA and maximum Leverage Ratio are only applicable if our unrestricted cash balance is falls below $75.0 million and would remain in effect until our unrestricted cash exceeds $75.0 million for 90 consecutive days.

As of March 31, 2010, we had used $27.3 million of the $63.5 million available under the Revolver to secure our outstanding letters of credit.  We intend to place cash in a restricted account, if necessary, to provide us with the maximum borrowing base under the Revolver.

We were in compliance with all of the financial covenants under our outstanding debt instruments as of March 31, 2010.  We cannot assure you that we will remain in compliance in subsequent periods.  If necessary, we will consider seeking a waiver or other alternatives to remain in compliance with the covenants.  For more detail regarding the covenants under the Facilities, see Part II - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.”

Liquidity

As of March 31, 2010, we had total liquidity of approximately $189.3 million, consisting of $36.2 million of unused borrowing capacity under the Revolver and $153.1 million of cash and cash equivalents.   As of March 31, 2010, we have used $27.3 million of the Revolver’s availability to secure outstanding letters of credits.  We intend to use the Revolver to support the remaining $30.6 million of existing letters of credit that are currently secured by cash held in a restricted account.   As we secure the letters of credit with the Revolver, our cash that is currently being held as security for the letters of credit will become unrestricted.  A portion of this cash may be used to ensure that we have adequate capacity under the Revolver to support our outstanding letters of credit.

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

Net cash from operating activities reflects net income adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash provided by operating activities was $60.3 million and $27.9 million for the three months ended March 31, 2010 and 2009, respectively.  We had net income of $23.2 million in the three months ended March 31, 2010 as compared to net income of $28.2 million in the three months ended March 31, 2009.  In reconciling our net income to cash provided by operating activities, $20.5 million was added for non cash charges during 2010, as compared to $17.1 million added during 2009.  During 2010, our net income, as adjusted for non cash charges, was increased by $16.6 million as a result of changes in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2010 included a $29.9 million decrease in restricted cash, a $5.4 million decrease in inventories and a $23.9 increase in accounts receivable.  The change in our restricted cash is the result of replacing letters of credit that were secured by cash with letters of credit issued against our Revolver.  During 2009, our net income, as adjusted for non cash charges, was reduced by a $17.4 million decrease in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2009 included an $18.0 million increase in accounts receivable and a $14.9 million increase in inventory.

Net cash used in investing activities increased by $1.6 million to $14.0 million for the three months ended March 31, 2010 as compared to the same period in 2009 and consisted of capital expenditures.  Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations.

Net cash used by financing activities was $1.2 million for the three months ended March 31, 2010 and consisted of debt issuance costs on the amendment to the Revolver.  Net cash used by financing activities was $9.0 million for the three months ended March 31, 2009 and consisted of net repayments on the Revolver.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through March 31, 2010, we estimate that, as of March 31, 2010, we controlled approximately 229.9 million tons of proven and probable coal reserves in the CAPP region and 39.1 millions tons in the Midwest region.  The following table provides additional information regarding changes to our reserves since December 31, 2009 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2009 (1)	231.2	39.9	271.1
Coal Extracted	(1.6)	(0.8)	(2.4)
Acquisitions (2)	0.2	-	0.2
Adjustments (3)	0.1	-	0.1
Divesture (4)	-	-	-
Proven and Probable Reserves, as of March 31, 2010 (1)	229.9	39.1	269.0

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

In the selling, general and administrative area, we closely monitor the gross dollars spent. We also regularly measure our performance against our internally-prepared budgets.

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At March 31, 2010, we had $104.5 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $60.7 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $3.5 million. Surety bond costs have increased over time and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations. As of March 31, 2010, we had $57.9 million of letters of credit outstanding.  We have issued $27.3 of the letters of credit under our Revolver and the remaining $30.6 million letters of credit were secured by $32.1 million of cash held in a restricted account.

Critical Accounting Estimates

Overview

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our consolidated financial statements, which have been prepared in accordance with U.S generally accepted accounting principles (US GAAP).  US GAAP require estimates and judgments that affect reported amounts for assets, liabilities, revenues and expenses.  The estimates and judgments we make in connection with our consolidated financial statements are based on historical experience and various other factors we believe are reasonable under the circumstances.  Note 1 of the notes to the condensed consolidated financial statements and to our annual consolidated financial statements filed on Form 10-K describe our significant accounting policies.  The following critical accounting policies have a material effect on amounts reported in our consolidated financial statements.

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

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 5.3% at December 31, 2009.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.3% to 4.8%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $1.9 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of March 31, 2010 was $60.0 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.8% at December 31, 2009. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate by 0.5% to 5.3%, all other things being equal, the present value of our black lung obligation would increase by approximately $2.2 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of March 31, 2010 was $33.5 million.

In March 2010, The Patient Protection and Affordable Care Act of 2010 (Act) was enacted into law and included a black-lung provision that creates a rebuttable presumption that a miner with at least 15 years of service, with totally disabling pulmonary or respiratory lung impairment and negative radiographic chest x-ray evidence would be disabled due to pneumoconiosis and be eligible for black lung benefits.  The new Act also makes it easier for widows of miners to become eligible for benefits.  We were able to make an initial evaluation of the impact of these changes on a limited population of current and potential future claimants, resulting in an estimated $9.4 million increase to the black lung obligation. As of March 31, 2010, this estimated increase in the black lung obligation was recorded along with an increase in the actuarial loss included in “Accumulated other comprehensive loss” on our balance sheet.  Beginning in the second quarter of 2010, we estimate that there will be a $0.4 million increase in the quarterly black lung expense related to the amortization of this additional actuarial loss and increases in the service and interest cost components.  As of March 31, 2010, we are not able to estimate the impact of this legislation on the obligations related to future claims from older terminated miners and possible re-filed claims, due to significant uncertainty around the number of claims that will be filed and how impactful the new award criteria will be to these claim populations.  We will continue to assess the impact of this legislation on our initial estimate as additional information becomes available and future regulations are issued.

Defined Benefit Pension

We have in place a non-contributory defined benefit pension plan under which all benefits were frozen in 2007.  The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments with comparable maturities. At December 31, 2009, the discount rate used to determine the obligation was 5.9%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.9% to 5.4%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $4.5 million.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the period ended December 31, 2009. Significant changes to these rates would introduce volatility to our pension expense.  Our accrued pension obligation as of March 31, 2010 was $14.1 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our asset retirement obligation liabilities consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. US GAAP requires that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is our estimate of our credit adjusted risk free rate. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under US GAAP, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. US GAAP recognizes that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of March 31, 2010 was $45.6 million.

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

We have recorded a $33.2 million valuation allowance against our gross deferred tax assets as of March 31, 2010 for the portion of the gross deferred tax asset that does not meet the more likely than not criteria to be realized.  In 2009 and 2010, we recorded an income tax benefit for the reduction in our valuation allowance related to the net operating loss carryforwards that we expect will be utilized.

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

Recent Accounting Pronouncements

In the three months ended March 31, 2010, there were no accounting pronouncements that became effective that impacted our financial statements.

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

The leverage ratio is calculated as the Company’s Senior Funded Indebtedness divided by annualized adjusted EBITDA as calculated below.  The Senior Funded Indebtedness includes the amounts outstanding under our Revolver and the amount of letters of credits issued under our Revolver.  As of March 31, 2010, we had $27.3 million of Senior Funded Indebtedness outstanding.

	Three months ended
	March 31
	2010	2009

Net income	$23,245	28,171
Income tax (benefit) expense	(973)	3,509
Interest expense	7,381	4,053
Interest income	(4)	(25)
Depreciation, depletion, and amortization	16,358	14,473
EBITDA (before adjustments)	$46,007	50,181
Other adjustments specified in our current debt agreement:	2,117	3,013
Adjusted EBITDA	$48,124	53,194

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our $150 million Senior Notes and $172.5 million Convertible Senior Notes have a fixed interest rate and are not sensitive to changes in the general level of interest rates.  Our Revolver has floating interest rates on borrowings based on our option of either the base rate or LIBOR rate.  Letters of credits secured by the Revolver have a fixed interest rate.  As of March 31, 2010, we had no borrowings outstanding under the Revolver.  We currently do not use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments.  The percentage of our sales pursuant to long-term contracts was approximately 88% for the three months ended March 31, 2010.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived 85% of our total revenues (contract and spot) for the three months ended March 31, 2010 and 92% of our total revenues in 2009, from our electric utility customers.  Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities).  All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

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

The Patient Protection and Affordable Care Act of 2010 (Act) was enacted into law on March 23, 2010 and included a black-lung provision that creates a rebuttable presumption that a miner with at least 15 years of service, with totally disabling pulmonary or respiratory lung impairment and negative radiographic chest x-ray evidence would be disabled due to pneumoconiosis and be eligible for black lung benefits.  The new Act also makes it easier for widows of miners to become eligible for benefits.  The enactment of this new legislation could significantly impact the Company’s future payments for black lung benefits.

In recent years, legislation on black lung reform has been introduced but not enacted in Congress and in the Kentucky legislature.  It is possible that additional legislation will be reintroduced for consideration by Congress.  If any of the proposals included in this or similar legislation is passed, the number of claimants who are awarded benefits could significantly increase.  Any such changes in black lung legislation, if approved, may adversely affect our business, financial condition and results of operations.

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

As a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al.  v. EPA, 549 U.S.  497 (2007), finding that greenhouse gases fall within the Clean Air Act definition of “air pollutant,” the EPA was required to determine whether emissions of greenhouse gases “endanger” public health or welfare.  In April 2009, the EPA proposed a finding of such endangerment and has announced plans to soon finalize its proposed endangerment finding.  This could result in the EPA issuing a broad regulatory program for the control of greenhouse gas emissions, including carbon dioxide emissions.  The EPA has recently completed several rulemaking actions indicating its intent to do so, including, among others, a final greenhouse gas reporting rule for certain major stationary source permitting programs, proposed regulations to control greenhouse gas emissions from light duty vehicles, and a proposed “tailoring” rule explaining how it would implement the Clean Air Act’s Title V and prevention of significant deterioration permitting programs with respect to greenhouse gas emissions from major stationary sources.  In the second quarter of 2009, a bill passed the House that would reduce greenhouse gas emissions to 17% below 2005 levels by 2020 and 80% below 2005 levels by the middle of the century, and both Houses of Congress are also actively considering new legislation that could establish a national cap on, or other regulation of, carbon emissions and other greenhouse gases.  Current proposals include a cap and trade system that would require the purchase of emission permits, which could be traded on the open market.  These proposals will make it more costly to operate coal-fired plants and could make coal a less attractive fuel for future power plants.  Any new or proposed requirements adversely affecting the use of coal could adversely affect our operations and results.

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

In 2009, the Environmental Protection Agency (EPA) announced publicly that it will exercise its statutory right to more actively review Section 404 permitting actions by the Corps.  In the third quarter of 2009, the EPA announced that it would further review 79 surface mining permit applications, including four of our permits.  These 79 permits were identified as likely to impact water quality and therefore requiring additional review under the Clean Water Act.  EPA oversight could further delay and/or restrict the issuance of such permits, either of which events could have an adverse impact on our planned surface mining operations.  More recently, the EPA announced proposed acceptable levels for the conductivity of water discharged from permitted coal mining sites in a six-state area of Central Appalachia including Kentucky where we operate.  If such proposed levels of conductivity are permanently imposed, they could have a significant impact on our ability to secure Section 404 permits and have a material impact on our operations.

We have significant reclamation and mine closure obligations.  If the assumptions underlying our accruals are materially inaccurate, we could be required to expend greater amounts than anticipated.

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining.  We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary.  Under U.S. generally accepted accounting principles we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves.  The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset.  At March 31, 2010, we had accrued $45.6 million related to estimated mine reclamation costs.  The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted interest rates.  Furthermore, these obligations are unfunded.  If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

We experienced operating losses and net losses in the each of the years ended December 31, 2008 and 2007.  While we were profitable in the year ended December 31, 2009, we must continue to carefully manage our business, including the balance of our long-term and short-term sales contracts and our production costs.  Although we seek to balance our contract mix to achieve optimal revenues over the long term, the market price of coal is affected by many factors that are outside of our control.  Our production costs have increased in recent years, and we expect higher costs to continue for the next several years.  Additionally, certain of our long term contracts for sales of coal are priced substantially above current spot prices for coal.  Our profitability in the future will be impacted by the price levels that we achieve on future long term contracts.  Accordingly, we cannot assure you that we will be able to achieve profitability in the future.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.

For the three months ended March 31, 2010, we generated approximately 85% of our total revenues from several long-term contracts and spot sales with electrical utilities, including 43% from South Carolina Public Service Authority, 29% from Georgia Power Company and 11% from Indianapolis Power and Light.  At December 31, 2009, we had coal supply agreements with these customers that expire in 2010 to 2012.  The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

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

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations.  As of March 31, 2010, we had outstanding surety bonds with third parties for post-mining reclamation totaling $60.7 million.  Furthermore, we have surety bonds for an additional $43.8 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations.  Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral.  We have satisfied our obligations under these statutes and regulations by providing letters of credit or other assurances of payment.  However, letters of credit can be significantly more costly to us than surety bonds.  The issuance of letters of credit under our Revolver also reduces amounts that we can borrow under our Revolver.  If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may he negatively affected.

Our work force could become unionized in the future, which could adversely affect the stability of our production and reduce our profitability.

Our company owned mines are currently operated by union-free employees.  However, our subsidiaries’ employees have the right at any time under the National Labor Relations Act to form or affiliate with a union.  Any unionization of our subsidiaries’ employees, or the employees of third-party contractors who mine coal for us, could adversely affect the stability of our production and reduce our profitability.

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

We are required by law to provide various long-term employee benefits.  We accrue amounts for these obligations based on the present value of expected future costs.  We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations.  At March 31, 2010, the current and non-current portions of these obligations included $33.5 million for coal workers’ black lung benefits and $60.0 million for workers’ compensation benefits.

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

We provide benefits under a defined benefit pension plan that was frozen in 2007.  As of March 31, 2010, we estimated that our obligation under the pension plan was underfunded by approximately $14.1 million.  If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated.  The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year.  In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

Our total consolidated long-term debt as of March 31, 2010 was $279.7 million (net of a discount on our convertible notes of $42.9 million).  Our level of indebtedness could result in the following:

●	it could effect our ability to satisfy our outstanding obligations;
●
a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

●	it may impair our ability to obtain additional financing in the future;
●	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and
●	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our operations may not generate sufficient cash to enable us to service our debt.  If we fail to make a payment on our debt, this could cause us to be in default on our outstanding indebtedness

We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.

Our debt instruments impose a number of restrictions on us.  A failure to comply with these restrictions could adversely affect our ability to borrow under our revolving credit facility or result in an event of default under our debt instruments.  Our debt instruments contain financial and other covenants that create limitations on our ability to, among other things, utilize the full amount on our revolver for borrowings or to issue letters of credit or incur additional debt, and require us to maintain various financial ratios and comply with various other financial covenants.  The minimum Adjusted EBITDA and Leverage Ratio covenants are only applicable if our unrestricted cash falls below $75 million and remain in effect until our unrestricted cash exceeds $75 million for 90 consecutive days (the Trigger Event).  These most restrictive covenants include the following:

●
If we have a Trigger Event, our revolving credit facility requires that we achieve a minimum Adjusted EBITDA, which is defined in that agreement as “Consolidated EBITDA”.  Adjusted EBITDA is measured at the end of each quarter for the preceding 12 months.  If measured, the required minimum Adjusted EBITDA would range from $94.0 million to $105.0 million during 2010.  In order to meet the twelve month Adjusted EBITDA target at March 31, 2010, we needed Adjusted EBITDA of $11.0 million in the three months ended March 31, 2010.   Our Adjusted EBITDA in the three months ended March 31, 2010 was $48.1 million.  The most directly comparable US GAAP financial measure is net income.  For the three months ended March 31, 2010, we had net income of $23.2 million.  Adjusted EBITDA is defined and reconciled to EBITDA and Net Loss under “Reconciliation of Non-GAAP Measures” in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●
If we have a Trigger Event, our revolving credit facility requires that our Leverage Ratio (as defined in the revolving credit facility) not exceed a specified multiple at the end of each quarter.  If measured, the Leverage Ratio would be permitted to be 0.68X to 0.62X during 2010.  Our Leverage Ratio was 0.19X as of March 31, 2010.

●
Our revolving credit facility limits the Capital Expenditures (other than Mandated Capital Expenditures) (as both are defined in the revolving credit facility) that we may make or agree to make in any fiscal year.  For the fiscal year ended December 31, 2010, we cannot make Capital Expenditures in excess of $75.0 million (excluding Mandatory Capital Expenditures).  For the three months ended March 31, 2010, we made Capital Expenditures of $13.9 million (excluding Mandatory Capital Expenditures).

Additional detail regarding the terms of our Revolving Credit Facility, including these covenants and the related definitions, can be found in our debt agreements, as amended, that have been filed as exhibits to our SEC filings.

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

None.

ITEM 4. OTHER INFORMATION

None.

ITEM  5. EXHIBITS

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

April 30, 2010