Form 10-Q
period 2010-06-30
James River Coal CO
filed 2010-08-06
CIK 1297720

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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
Yes    ☒             No    ☐

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 23, 2010 was 27,782,751.

FORM 10-Q INDEX

		Page
PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements.	3

	Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2010 and 2009	5

	Condensed Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009	6

	Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the six months ended June 30, 2010 and the year ended December 31, 2009	7

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	30

Item 4.	Controls and Procedures.	31

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.	31

Item 1A.	Risk Factors.	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	44

Item 3.	Defaults Upon Senior Securities.	44

Item 5.	Other Information.	44

Item 6.	Exhibits.	45

SIGNATURES		46

PART I                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2010	December 31, 2009
Assets

Current assets:
Cash and cash equivalents	$190,305	107,931
Receivables:
Trade	58,749	43,289
Other	388	260
Total receivables	59,137	43,549
Inventories:
Coal	16,467	22,727
Materials and supplies	11,404	10,462
Total inventories	27,871	33,189
Prepaid royalties	5,281	6,045
Other current assets	3,065	3,292
Total current assets	285,659	194,006
Property, plant, and equipment, at cost:
Land	7,751	7,194
Mineral rights	231,528	231,919
Buildings, machinery and equipment	394,062	362,654
Mine development costs	43,136	41,069
Total property, plant, and equipment	676,477	642,836
Less accumulated depreciation, depletion, and amortization	319,707	288,748
Property, plant and equipment, net	356,770	354,088
Goodwill	26,492	26,492
Restricted cash (note 2)	15,000	62,042
Other assets	33,738	32,684
Total assets	$717,659	669,312

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2010	December 31, 2009
Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$39,411	46,472
Accrued salaries, wages, and employee benefits	10,489	6,982
Workers' compensation benefits	8,950	8,950
Black lung benefits	1,782	1,782
Accrued taxes	6,082	4,383
Other current liabilities	14,436	15,439
Total current liabilities	81,150	84,008
Long-term debt	281,081	278,268
Other liabilities:
Noncurrent portion of workers' compensation benefits	51,890	50,385
Noncurrent portion of black lung benefits	42,103	31,017
Pension obligations	12,486	14,827
Asset retirement obligations	41,575	39,843
Other	633	622
Total other liabilities	148,687	136,694
Total liabilities	510,918	498,970

Commitments and contingencies (note 4)
Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 27,782,751 and 27,544,878 shares as of June 30, 2010 and December 31, 2009, respectively	278	275
Paid-in-capital	322,251	320,079
Accumulated deficit	(93,663)	(136,758)
Accumulated other comprehensive loss	(22,125)	(13,254)
Total shareholders' equity	206,741	170,342

Total liabilities and shareholders' equity	$717,659	669,312

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009

Revenues	$183,045	171,649
Cost of sales:
Cost of coal sold	128,738	127,721
Depreciation, depletion and amortization	16,209	15,922
Total cost of sales	144,947	143,643
Gross profit	38,098	28,006
Selling, general and administrative expenses	9,823	10,559
Total operating income	28,275	17,447
Interest expense (note 2)	7,455	3,814
Interest income	(12)	(25)
Miscellaneous (income) expense, net	238	(90)
Total other expense, net	7,681	3,699
Income before income taxes	20,594	13,748
Income tax (benefit) expense	744	(2,430)
Net income	$19,850	16,178
Earnings per common share (note 5)
Basic earnings per common share	$0.72	0.59
Diluted earnings per common share	$0.71	0.59

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009

Revenues	$367,646	363,770
Cost of sales:
Cost of coal sold	258,055	260,428
Depreciation, depletion and amortization	32,567	30,395
Total cost of sales	290,622	290,823
Gross profit	77,024	72,947
Selling, general and administrative expenses	19,142	19,846
Total operating income	57,882	53,101
Interest expense (note 2)	14,836	7,867
Interest income	(16)	(50)
Miscellaneous (income) expense, net	196	(144)
Total other expense, net	15,016	7,673
Income before income taxes	42,866	45,428
Income tax (benefit) expense	(229)	1,079
Net income	$43,095	44,349
Earnings per common share (note 5)
Basic earnings per common share	$1.56	1.61
Diluted earnings per common share	$1.56	1.61

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’
Equity and Comprehensive Income
(in thousands)
(unaudited)

	Common stock shares	Common stock par value	Paid-in- capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total

Balances, January 1, 2009	27,393	$274	272,366	(187,712)	(19,690)	65,238
Net Income	-	-	-	50,954	-	50,954
Amortization of pension actuarial amount	-	-	-	-	1,606	1,606
Black lung obligation adjustment	-	-	-	-	(574)	(574)
Pension liability adjustment	-	-	-	-	5,404	5,404
Comprehensive income						57,390
Equity component of convertible debt offering, net of offering costs of $1,433	-	-	43,385	-	-	43,385
Issuance of restricted stock awards, net of forfeitures	234	2	(2)	-	-	-
Repurchase of shares for tax withholding	(87)	(1)	(1,712)	-	-	(1,713)
Exercise of stock options	5	-	75	-	-	75
Stock based compensation	-	-	5,967	-	-	5,967
Balances, December 31, 2009	27,545	275	320,079	(136,758)	(13,254)	170,342
Net Income	-	-	-	43,095	-	43,095
Amortization of pension actuarial amount	-	-	-	-	392	392
Amortization of black lung actuarial amount	-	-	-	-	137	137
Black lung obligation adjustment	-	-	-	-	(9,400)	(9,400)
Comprehensive income						34,224
Issuance of restricted stock awards, net of forfeitures	284	3	(3)	-	-	-
Repurchase of shares for tax withholding	(46)	-	(695)	-	-	(695)
Stock based compensation	-	-	2,870	-	-	2,870
Balances, June 30, 2010	27,783	$278	322,251	(93,663)	(22,125)	206,741

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income	$43,095	44,349
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	32,567	30,395
Accretion of asset retirement obligations	1,642	1,586
Amortization of debt discount and issue costs	3,935	587
Stock-based compensation	2,870	3,086
Loss on sale or disposal of property, plant, and equipment	318	-
Changes in operating assets and liabilities:
Receivables	(15,588)	(9,724)
Inventories	4,538	(22,286)
Prepaid royalties and other current assets	991	(1,965)
Restricted cash	47,042	-
Other assets	(830)	4,015
Accounts payable	(7,061)	(1,370)
Accrued salaries, wages, and employee benefits	3,507	2,502
Accrued taxes	1,004	(594)
Other current liabilities	(1,126)	(7,246)
Workers' compensation benefits	1,505	2,152
Black lung benefits	1,823	669
Pension obligations	(1,949)	1,072
Asset retirement obligation	(461)	(491)
Other liabilities	11	90
Net cash provided by operating activities	117,833	46,827
Cash flows from investing activities:
Additions to property, plant, and equipment	(34,113)	(30,318)
Net cash used in investing activities	(34,113)	(30,318)
Cash flows from financing activities:
Borrowings under Revolver	-	7,500
Repayments under Revolver	-	(25,500)
Debt issuance costs	(1,346)	-
Proceeds from exercise of stock options	-	75
Net cash used in financing activities	(1,346)	(17,925)
Increase (decrease) in cash	82,374	(1,416)
Cash at beginning of period	107,931	3,324
Cash at end of period	$190,305	1,908

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

(2)	Long Term Debt and Interest Expense

Long-term debt is as follows (in thousands):

	June 30, 2010	December 31, 2009
Senior Notes	$150,000	$150,000
Convertible Senior Notes, net of discount	131,081	128,268
Revolver	-	-
Total long-term debt	$281,081	$278,268

Senior Notes

The $150 million of Senior Notes are due on June 1, 2012 (the Senior Notes).  The Senior Notes are unsecured and accrue interest at 9.375% per annum.  Interest payments on the Senior Notes are required semi-annually.  The Company may redeem the Senior Notes, in whole or in part, at any time at redemption prices ranging from 102.34% thru June 1, 2011 to 100% thereafter.

The Senior Notes limit the Company’s ability, among other things, to pay cash dividends.  In addition, if a change of control occurs (as defined in the Indenture), each holder of the Senior Notes will have the right to require the Company to repurchase all or a part of the Senior Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of repurchase.

Convertible Senior Notes

During the fourth quarter of 2009, the Company issued $172.5 million of 4.5% Convertible Senior Notes due on December 1, 2015 (the “Convertible Senior Notes”).   The Convertible Senior Notes are shown net of a $41.4 million discount as of June 30, 2010.  The discount on the Convertible Senior Notes relates to the $44.8 million of the proceeds that were allocated to the equity component of the Convertible Senior Notes at issuance.  The Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 38.7913 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, representing an initial conversion price of approximately $25.78 per share of the Company’s stock.  Interest on the Convertible Senior Notes is paid semi-annually.

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

The Revolver provides that the Company can use the Revolver availability to issue letters of credit. The Revolver provides for a 4.25% fee on any outstanding letters of credit issued under the Revolver and a 0.5% fee on the unused portion of the Revolver. The Revolver requires certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Revolver includes financial covenants that require the Company to maintain a minimum Adjusted EBITDA and a maximum Leverage Ratio and limit capital expenditures, each as defined by the agreement. However, the minimum Adjusted EBITDA and maximum Leverage Ratio covenants are only applicable if the Company’s unrestricted cash balance falls below $75.0 million and would remain in effect until the Company’s unrestricted cash exceeds $75.0 million for 90 consecutive days.

As of June 30, 2010, the Company has used $56.8 million of the $65.0 million available under the Revolver to secure outstanding letters of credits.  As of June 30, 2010, the Company had $15.0 million of cash in a restricted cash collateral account to ensure that the Company has adequate capacity under the Revolver to support its outstanding letters of credit.

Interest Expense and Other

The Company paid $11.1 million of interest during the three and six months ended June 30, 2010.  During the three and six months ended June 30, 2009, the Company paid approximately $7.1 million and $7.6 million, respectively, in interest.

In connection with the amendment to the Revolver, the Company capitalized $1.3 million of costs in 2010.

The Company was in compliance with all of the financial covenants under its outstanding debt instruments as of June 30, 2010.

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

Shares awarded or subject to purchase under the Plan that are not delivered or purchased, or revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance under the Plan. At June 30, 2010, there were 605,943 shares available under the Plan for future awards.

The following table highlights the expense related to share-based payment for the periods ended June 30 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Restricted stock	$1,376	1,483	$2,724	2,918
Stock options	74	89	146	168
Stock based compensation	$1,450	1,572	$2,870	3,086

The fair value of the restricted stock outstanding and issued is equal to the value of shares at the grant date. At this time, the Company does not expect any of its restricted shares or options to be forfeited before vesting. The fair value of stock options was estimated using the Black-Scholes option pricing model. The Company used a risk free rate of 3.9% and a volatility of 90% for options issued during 2010. The Company uses historical experience to estimate its volatility. The Company has assumed no dividends would be issued in valuing its options.

The following is a summary of activity related to restricted stock and stock option awards for the three months ended June 30, 2010:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
	Number of	Fair Value	Number of	Exercise
	Shares	at Issue	Shares	Price
December 31, 2009	717,652	$21.86	276,000	$16.34
Granted	287,622	17.01	20,000	17.01
Exercised/Vested	(134,388)	26.09	-	-
Canceled	(3,600)	19.36	-	-
June 30, 2010	867,286	19.60	296,000	16.39

The following table summarizes additional information about the stock options outstanding at June 30, 2010:

	Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in 000's)

Outstanding at June 30, 2010	$10.80-$36.30	296,000	$16.39	5.2	$853

Exercisable at June 30, 2010	$10.80-$36.30	256,004	$15.95	4.7	$826

Vested and expected to vest at June 30, 2010		296,000	$16.39	5.2	$853

(1)
The difference between a stock award's exercise price and the underlying stock's market price at June 30, 2010.No value is assigned to stock awards whose option price exceeds the stock's market price at June 30, 2010.

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of June 30, 2010:

		Weighted Average
		Remaining Period
	Unearned	Of Expense
	Compensation	Recognition
	(in 000's)	(in years)
Stock Options	$540	2.4
Restricted Stock	11,949	3.2
Total	$12,489

(4)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $56.8 million as of June 30, 2010 to guarantee performance under certain contractual arrangements.  The letters of credit have been issued under the Company’s Revolver (see Note 2).

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic earnings per common share:
Net income	$19,850	$16,178	$43,095	$44,349
Income allocated to participating securities	(632)	(495)	(1,249)	(1,247)
Net income available to common shareholders	$19,218	$15,683	$41,846	$43,102

Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	26,862	26,734	26,845	26,713
Dilutive effect of unvested restricted stock (participating securities)	883	843	801	773
Dilutive effect of stock options	49	54	49	39
Diluted number of common shares and common equivalent shares outstanding	27,794	27,631	27,695	27,525

Basic earnings per common share	$0.72	$0.59	$1.56	$1.61

Diluted net income per common share:
Net income	$19,850	$16,178	$43,095	$44,349
Income allocated to participating securities	-	-	-	-
Net income available to potential common shareholder	$19,850	$16,178	$43,095	$44,349

Diluted net earnings per share	$0.71	$0.59	$1.56	$1.61

The Company’s Convertible Senior Notes are convertible at the option of the holders upon the occurrence of certain events (Note 2).  As of June 30, 2010, the 3.25% Convertible Senior Notes had not reached the specified threshold for conversion.

(6)	Pension Expense

The Company has in place a defined benefit pension plan under which all benefits were frozen in 2007.  The components of net periodic benefit cost are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Interest cost	$940	915	1,880	1,830
Expected return on plan assets	(922)	(775)	(1,844)	(1,549)
Recognized net actuarial loss	196	402	392	803
Net periodic cost	$214	542	428	1,084

(7)	Pneumoconiosis (Black Lung) Benefits

The expense for black lung benefits consists of the following (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service Cost	$471	306	814	612
Interest cost	593	428	1,051	856
Recognized net actuarial loss	137	—	137	—
Total expense	$1,201	734	2,002	1,468

In March 2010, The Patient Protection and Affordable Care Act of 2010 (Act) was enacted into law and included a black lung provision that creates a rebuttable presumption that a miner with at least 15 years of service, with totally disabling pulmonary or respiratory lung impairment and negative radiographic chest x-ray evidence would be disabled due to pneumoconiosis and be eligible for black lung benefits.  The new Act also makes it easier for widows of miners to become eligible for benefits.  In the first quarter of 2010, the Company was able to make an initial evaluation of the impact of these changes on a limited population of current and potential future claimants, resulting in an estimated $9.4 million increase to the black lung obligation. This estimated increase in the black lung obligation was recorded along with an increase in the actuarial loss included in “Accumulated other comprehensive loss” on the Company’s balance sheet.  Beginning in the second quarter of 2010, the Company recorded a $0.4 million increase in the quarterly black lung expense related to the amortization of this additional actuarial loss and increases in the service and interest cost components.   As of June 30, 2010, the Company is not able to estimate the impact of this legislation on the obligations related to future claims from older terminated miners and possible re-filed claims, due to significant uncertainty around the number of claims that will be filed and how impactful the new award criteria will be to these claim populations.  The Company will continue to assess the impact of this legislation on its initial estimate as additional information becomes available and future regulations are issued.

(8)	Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information. As of June 30, 2010 and December 31, 2009, except for long-term debt obligations, the carrying amounts of all financial instruments approximate their fair values due to their short maturities.

The carrying value and fair value of our Senior Notes and Convertible Notes are as follows (in thousands)

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$150,000	$152,225	$150,000	$153,750
Convertible Senior Notes (excludes discount)	$172,500	$167,670	$172,500	$171,650

The fair values of our Senior Notes and Convertible Senior Notes are based on available market data at the date presented.  The carrying value of the Convertible Senior Notes reflected in long-term debt in the table above reflects the full face amount of $172.5 million, which has been adjusted in the Consolidated Balance Sheets for a discount related to its convertible feature (Note 2).

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
CAPP	$153,560	144,853	309,124	312,488
Midwest	29,485	26,796	58,522	51,282
Corporate	-	-	-	-
Total	$183,045	171,649	367,646	363,770

Depreciation, depletion and amortization
CAPP	$13,467	12,651	26,955	23,808
Midwest	2,727	3,260	5,582	6,561
Corporate	15	11	30	26
Total	$16,209	15,922	32,567	30,395

Total operating income (loss)
CAPP	$31,758	24,873	63,400	66,539
Midwest	1,619	(901)	4,656	(1,485)
Corporate	(5,102)	(6,525)	(10,174)	(11,953)
Total	$28,275	17,447	57,882	53,101

Net earnings (loss) (1)
CAPP	$31,758	24,873	63,400	66,539
Midwest	1,619	(901)	4,656	(1,485)
Corporate	(13,527)	(7,794)	(24,961)	(20,705)
Total	$19,850	16,178	43,095	44,349

(1)  Income and expense items that are not included in operating income (loss) are not allocated to the CAPP and Midwest segments.

	June 30,	December 31,
	2010	2009
Total Assets
CAPP	$494,237	421,825
Midwest	101,939	88,815
Corporate	121,483	158,672
Total	$717,659	669,312

Goodwill
CAPP	$-	-
Midwest	26,492	26,492
Corporate	-	-
Total	$26,492	26,492

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes contained herein and the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Overview

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana.  We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)).  We derived 89% of our total revenues (contract and spot) in the six months ended June 30, 2010 from coal sales to electric utility customers and the remaining 11% from coal sales to industrial and other customers.  For the six months ended June 30, 2010, our mines produced 4.6 million tons of coal.  Our coal purchased for resale was less than 0.1 million tons for the six months ended June 30, 2010.  Of the 4.6 million tons we produced from Company operated mines, approximately 66% came from underground mines, while the remaining 34% came from surface mines.    For the six months ended June 30, 2010, we generated revenues of $367.6 million and net income of $43.1 million.

CAPP Segment

In Central Appalachia, our coal is primarily sold to customers in the southern portion of the South Atlantic region of the United States.  The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware.  We have been providing coal to customers in the South Atlantic region since our formation in 1988.  For the six months ended June 30, 2010, our CAPP segment produced 3.1 million tons of coal (including contract coal and purchased coal). Of the CAPP tons produced, 87% came from Company operated underground mines. For the six months ended June 30, 2010, we shipped 3.2 million tons of coal and generated coal sale revenues of $309.1 million from our CAPP segment. For the six months ended June 30, 2010, South Carolina Public Service Authority and Georgia Power Company were our largest customers, representing approximately 41% and 31% of our total revenues, respectively.  No other CAPP customer accounted for more than 10% of our total revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the six months ended June 30, 2010, our Midwest mines produced approximately 1.4 million tons of coal. Of the Midwest tons produced, 81% came from Company operated surface mines. For the six months ended June 30, 2010, we shipped 1.4 million tons of coal and generated coal sale revenues of $58.5 million from our Midwest segment. For the six months ended June 30, 2010, our Midwest segment’s largest customer, Indianapolis Power and Light, represented approximately 11% of our total revenues. No other Midwest customer accounted for more than 10% of our total revenues.

Results of Operations

Three Months Ended June 30, 2010 Compared with the Three Months Ended June 30, 2009

The following tables show selected operating results for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 (in thousands except per ton amounts).

	Three Months Ended June 30,
	2010		2009
	Total	Per Ton	Total	Per Ton
Volume shipped (tons)	2,283		2,407

Revenues	$183,045	80.18	$171,649	71.31
Cost of coal sold	128,738	56.39	127,721	53.06
Depreciation, depletion and amortization	16,209	7.10	15,922	6.61
Gross profit	38,098	16.69	28,006	11.64
Selling, general and administrative	9,823	4.30	10,559	4.39
Operating income	28,275	12.39	17,447	7.25

Volume and Revenues by Segment

	Three Months Ended June 30,
	2010		2009
	CAPP	Midwest	CAPP	Midwest
Volume shipped (tons)	1,585	698	1,601	806
Coal sales revenue	$153,560	29,485	144,853	26,796
Average sales price per ton	$96.88	42.24	90.48	33.25

Coal sales revenue for the three months ended June 30, increased from $171.6 million in 2009 to $183.0 million in 2010. This increase was due to an increase in the average sales price per ton in the CAPP and Midwest regions, which was partially offset by a decrease in tons shipped in the CAPP and Midwest regions.

For the three months ended June 30, 2010, the CAPP region sold approximately 1.3 million tons of coal under long-term contracts (82% of total CAPP sales volume) at an average selling price of $103.99 per ton. For the three months ended June 30, 2009, the CAPP region sold approximately 1.5 million tons of coal under long-term contracts (96% of total CAPP sales volume) at an average selling price of $90.69 per ton.  For the three months ended June 30, 2010, the CAPP region sold 0.3 million tons of coal (18% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $65.00 per ton. For the three months ended June 30, 2009, the CAPP region sold 0.1 million tons of coal (4% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $84.54 per ton.

The Midwest’s region sales of coal were under long term contracts for the three months ended June 30, 2010 and 2009.  For the three months ended June 30, 2010, the Midwest region sold 0.7 million tons at an average sales price of $42.24 per ton.  For the three months ended June 30, 2009, the Midwest region sold 0.8 million tons at an average sales price of $33.25 per ton.

Operating Costs by Segment

	Three Months Ended June 30,
	2010			2009
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$104,455	24,283	-	103,952	23,769	-
Per ton	65.90	34.79	-	64.93	29.49	-

Depreciation, depletion and amortization	13,467	2,727	15	12,651	3,260	11
Per ton	8.50	3.91	-	7.90	4.04	-

Cost of Coal Sold

For the three months ended June 30, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $127.7 million in 2009 to $128.7 million in 2010.  Our cost per ton of coal sold in the CAPP region increased from $64.93 per ton in the 2009 period to $65.90 per ton in the 2010 period.   With the exception of sales related costs which increased by $1.84 per ton, there were no significant changes in the major components of costs per ton of coal sold in the CAAP region as compared to the prior year.

Our cost per ton of coal sold in the Midwest increased $5.30 per ton from $29.49 in the 2009 period to $34.79 per ton in the 2010 period.  The major components of this increase include an increase in the variable costs of $1.92 per ton, labor and benefit costs of $1.25 per ton, preparation and loading costs of $0.89 per ton and sales related costs of $0.73 per ton.  The increase in the variable costs was primarily due to an increase in diesel and explosives costs.

Depreciation, depletion and amortization

For the three months ended June 30, depreciation, depletion and amortization increased from $15.9 million in 2009 to $16.2 million in 2010.  In the CAPP region, depreciation, depletion and amortization increased $0.8 million to $13.5 million or $8.50 per ton.  In the Midwest, depreciation, depletion and amortization decreased $0.5 million to $2.7 million or $3.91 per ton.

Selling, general and administrative

Selling, general and administrative expenses decreased from $10.6 million for the three months ended June 30, 2009 to $9.8 million for the three months ended June 30, 2010.  This decrease was primarily due to a decrease in bank fees due to the elimination of our previous letter of credit facility.

Interest Expense

Interest expense for the three months ended June 30, increased from $3.8 million in 2009 to $7.5 million in 2010.  This increase was the result of an additional $3.5 million of interest on our convertible senior notes that were issued in the fourth quarter of 2009, including $1.4 million related to the amortization of the debt discount recorded on this issuance.

Income Taxes

Our effective tax rate for the three months ended June 30, 2010 was 3.6% and our effective tax rate for the three months ended June 30, 2009 was a benefit of 17.7%.  Our effective income tax rate is impacted primarily by changes in the amount of the valuation allowance recorded and the effects of percentage depletion.  Our three months ended June 30, 2009 effective tax rate includes a tax benefit due to a change in a previous estimate of our 2009 taxable income and the net operating loss carryfoward available for 2009.    For 2010, we expect that a portion of our available net operating loss carryforward will be utilized to reduce current tax expense, and therefore the previously established valuation allowance will be reduced.  The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.”  As of June 30, 2010, we had a $27.3 million valuation allowance against gross deferred tax assets.    Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009

The following tables show selected operating results for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 (in thousands except per ton amounts).

	Six Months Ended June 30,
	2010		2009
	Total	Per Ton	Total	Per Ton
Volume shipped (tons)	4,683		5,038

Revenues	$367,646	78.51	$363,770	72.21
Cost of coal sold	258,055	55.10	260,428	51.69
Depreciation, depletion and amortization	32,567	6.95	30,395	6.03
Gross profit	77,024	16.45	72,947	14.48
Selling, general and administrative	19,142	4.09	19,846	3.94
Operating income	57,882	12.36	53,101	10.54

Volume and Revenues by Segment

	Six Months Ended June 30,
	2010		2009
	CAPP	Midwest	CAPP	Midwest
Volume shipped (tons)	3,247	1,436	3,445	1,593
Coal sales revenue	$309,124	58,522	312,488	51,282
Average sales price per ton	$95.20	40.75	90.71	32.19

Coal sales revenue for the six months ended June 30, increased from $363.8 million in 2009 to $367.6 million in 2010.  This increase was due to an increase in the average sales price per ton in the CAPP and Midwest regions, which was partially offset by a decrease in tons shipped in the CAPP and Midwest regions.

For the six months ended June 30, 2010, the CAPP region sold approximately 2.6 million tons of coal under long-term contracts (80% of total CAPP sales volume) at an average selling price of $102.62 per ton. For the six months ended June 30, 2009, the CAPP region sold approximately 3.1 million tons of coal under long-term contracts (92% of total CAPP sales volume) at an average selling price of $91.18 per ton.  For the six months ended June 30, 2010, the CAPP region sold 0.6 million tons of coal (20% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $64.92 per ton. For the six months ended June 30, 2009, the CAPP region sold 0.3 million tons of coal (8% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $85.49 per ton.

The Midwest’s region sales of coal were under long term contracts for the six months ended June 30, 2010 and 2009.  For the six months ended June 30, 2010, the Midwest region sold 1.4 million tons at an average sales price of $40.75 per ton.  For the six months ended June 30, 2009, the Midwest region sold 1.6 million tons at an average sales price of $32.19 per ton.

Operating Costs by Segment

	Six Months Ended June 30,
	2010			2009
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$211,195	46,860	-	215,436	44,992	-
Per ton	65.04	32.63	-	62.54	28.24	-

Depreciation, depletion and amortization	26,955	5,582	30	23,808	6,561	26
Per ton	8.30	3.89	-	6.91	4.12	-

Cost of Coal Sold

For the six months ended June 30, the cost of coal sold, excluding depreciation, depletion and amortization, decreased from $260.4 million in 2009 to $258.1 million in 2010.  Our cost per ton of coal sold in the CAPP region increased from $62.54 per ton in the 2009 period to $65.04 per ton in the 2010 period.  The major component of the $2.50 increase in cost per ton of coal sold was an increase in our sales related costs of $1.72 per ton.  Our costs continue to be impacted by lower productivity due to increased federal and state regulatory scrutiny and a decrease in tons produced in response to market conditions.   For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest increased $4.39 per ton from $28.24 in the 2009 period to $32.63 per ton in the 2010 period.  The major components of this increase include an increase in the variable costs of $1.49 per ton, labor and benefit costs of $0.97 per ton, preparation and loading costs of $0.88 per ton and sales related costs of $0.62 per ton.  The increase in the variable costs was primarily due to an increase in diesel and explosives costs.

Depreciation, depletion and amortization

For the six months ended June 30, depreciation, depletion and amortization increased from $30.4 million in 2009 to $32.6 million in 2010.  In the CAPP region, depreciation, depletion and amortization increased $3.1 million to $27.0 million or $8.30 per ton.  In the Midwest, depreciation, depletion and amortization decreased $1.0 million to $5.6 million or $3.89 per ton.

Selling, general and administrative

Selling, general and administrative expenses decreased from $19.8 million for the six months ended June 30, 2009 to $19.1 million for the six months ended June 30, 2010.  This decrease was primarily due to a decrease in bank fees due to the elimination of our previous letter of credit facility.

Interest Expense

Interest expense for the six months ended June 30, increased from $7.9 million in 2009 to $14.8 million in 2010.  This increase was the result of an additional $6.9 million of interest on our convertible senior notes that were issued in the fourth quarter of 2009, including $2.8 million related to the amortization of the debt discount recorded on this issuance.

Income Taxes

Our effective tax rate for the six months ended June 30, 2010 was a benefit of 0.5% and our effective tax rate for the six months ended June 30, 2009 was 2.4%.  Our effective income tax rate is impacted primarily by changes in the amount of the valuation allowance recorded and the effects of percentage depletion.  Our effective tax rate for the six months ended June 30, 2010 reflects a benefit for a tax election that allows us to utilize additional alternative minimum tax net operating losses in prior years.  For 2010, we expect that a portion of our available net operating loss carryforward will be utilized to reduce current tax expense, and therefore the previously established valuation allowance will be reduced.  The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.”  As of June 30, 2010, we had a $27.3 million valuation allowance against gross deferred tax assets.    Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Liquidity and Capital Resources

The following chart reflects the components of our debt as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Senior Notes	$150,000	$150,000
Convertible Senior Notes, net of discount	131,081	128,268
Revolver	-	-
Total long-term debt	$281,081	$278,268

Senior Notes and Convertible Senior Notes

There have been no changes to the terms of our Senior Notes or Convertible Senior Notes during 2010.  See Item 1 of Part I, “Financial Statements — Note 2 — Long Term Debt and Interest Expense” for a description of our Senior Notes and Convertible Senior Notes.

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

The Revolver provides that we can use the Revolver availability to issue letters of credit. The Revolver provides for a 4.25% fee on any outstanding letters of credit issued under the Revolver and a 0.5% fee on the unused portion of the Revolver. The Revolver requires certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Revolver includes financial covenants that require us to maintain a minimum Adjusted EBITDA and a maximum Leverage Ratio and limit capital expenditures, each as defined by the agreement. However, the minimum Adjusted EBITDA and maximum Leverage Ratio covenants are only applicable if our unrestricted cash balance falls below $75.0 million and would remain in effect until our unrestricted cash exceeds $75.0 million for 90 consecutive days.

As of June 30, 2010, we have used $56.8 million of the $65.0 million available under the Revolver to secure outstanding letters of credits.  As of June 30, 2010, we had $15.0 million of cash in a restricted cash collateral account to ensure that we have adequate capacity under the Revolver to support our outstanding letters of credit.

We were in compliance with all of the financial covenants under our outstanding debt instruments as of June 30, 2010.  We cannot assure you that we will remain in compliance in subsequent periods.  If necessary, we will consider seeking a waiver or other alternatives to remain in compliance with the covenants.  For more detail regarding the covenants under the Facilities, see Part II - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.”

Liquidity

As of June 30, 2010, we had total liquidity of approximately $198.5 million, consisting of $8.2 million of unused borrowing capacity under the Revolver and $190.3 million of cash and cash equivalents.   As of June 30, 2010, we have used $56.8 million of the Revolver’s availability to secure outstanding letters of credits

Our primary source of cash is expected to be sales of coal to our utility and industrial customers. The price of coal received can change dramatically based on market factors and will directly affect this source of cash.  Our primary uses of cash include the payment of ordinary mining expenses to mine coal, capital expenditures and benefit payments. Ordinary mining expenses are driven by the cost of supplies, including steel prices and diesel fuel. Benefit payments include payments for workers’ compensation and black lung benefits paid over the lives of our employees as the claims are submitted. We are required to pay these when due, and are not required to set aside cash for these payments. We have posted surety bonds secured by letters of credit or issued letters of credit with state regulatory departments to guarantee these payments.  We believe that our Revolver provides us with the ability to meet the necessary bonding requirements.

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

Net cash from operating activities reflects net income adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash provided by operating activities was $117.8 million and $46.8 million for the six months ended June 30, 2010 and 2009, respectively.  We had net income of $43.1 million in the six months ended June 30, 2010 as compared to net income of $44.3 million in the six months ended June 30, 2009.  In reconciling our net income to cash provided by operating activities, $41.3 million was added for non cash charges during 2010, as compared to $35.7 million added during 2009.  During 2010, our net income, as adjusted for non cash charges, was increased by $33.4 million as a result of changes in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2010 included a $47.0 million decrease in restricted cash, a $7.1 million decrease in accounts payables and a $15.6 million increase in accounts receivable.  The change in our restricted cash is the result of replacing letters of credit that were secured by cash with letters of credit issued against our Revolver.  During 2009, our net income, as adjusted for non cash charges, was reduced by $33.2 million as a result of changes in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2009 includes a $9.7 million increase in accounts receivable and a $22.3 million increase in inventory.

Net cash used in investing activities increased by $3.8 million to $34.1 million for the six months ended June 30, 2010 as compared to the same period in 2009 and consisted of capital expenditures.  Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations.

Net cash used by financing activities was $1.3 million for the six months ended June 30, 2010 and consisted of debt issuance costs on the amendment to the Revolver.  Net cash used by financing activities was $17.9 million for the six months ended June 30, 2009 and consisted primarily of net repayments on the Revolver.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through June 30, 2010, we estimate that, as of June 30, 2010, we controlled approximately 229.8 million tons of proven and probable coal reserves in the CAPP region and 40.4 millions tons in the Midwest region.  The following table provides additional information regarding changes to our reserves since December 31, 2009 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2009 (1)	231.2	39.9	271.1
Coal Extracted	(3.2)	(1.4)	(4.6)
Acquisitions (2)	0.4	-	0.4
Adjustments (3)	2.0	1.9	3.9
Divesture (4)	(0.6)	-	(0.6)
Proven and Probable Reserves, as of June 30, 2010 (1)	229.8	40.4	270.2

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

(4) Represents changes in reserves due to expired or transferred leases.

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

EBITDA and Adjusted EBITDA are also measures used by management to measure operating performance. We define EBITDA as net income (loss) plus interest expense (net), income tax expense (benefit) and depreciation, depletion and amortization. We regularly use EBITDA to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. In addition, we use EBITDA in evaluating acquisition targets. EBITDA is not a recognized term under U.S generally accepted accounting principles (US GAAP) and is not an alternative to net income, operating income or any other performance measures derived in accordance with US GAAP or an alternative to cash flow from operating activities as a measure of operating liquidity.  Adjusted EBITDA is used in calculating compliance with our debt covenants and adjusts EBITDA for certain items as defined in our debt agreements, including stock compensation and certain bank fees.  See “Other Supplemental Information  —  Reconciliation of Non-US GAAP Measures.”

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At June 30, 2010, we had $103.2 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $59.3 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $3.6 million. Surety bond costs have increased over time and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations. As of June 30, 2010, we had $56.8 million of letters of credit outstanding.  The letters of credit are issued under our Revolver.

Critical Accounting Estimates

Overview

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our consolidated financial statements, which have been prepared in accordance with US GAAP.  US GAAP require estimates and judgments that affect reported amounts for assets, liabilities, revenues and expenses.  The estimates and judgments we make in connection with our consolidated financial statements are based on historical experience and various other factors we believe are reasonable under the circumstances.  Note 1 of the notes to the condensed consolidated financial statements and to our annual consolidated financial statements filed on Form 10-K describes our significant accounting policies.  The following critical accounting policies have a material effect on amounts reported in our consolidated financial statements.

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

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 5.3% at December 31, 2009.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.3% to 4.8%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $1.9 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of June 30, 2010 was $60.8 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.8% at December 31, 2009. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate by 0.5% to 5.3%, all other things being equal, the present value of our black lung obligation would increase by approximately $2.2 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of June 30, 2010 was $43.9 million.

In March 2010, The Patient Protection and Affordable Care Act of 2010 (Act) was enacted into law and included a black-lung provision that creates a rebuttable presumption that a miner with at least 15 years of service, with totally disabling pulmonary or respiratory lung impairment and negative radiographic chest x-ray evidence would be disabled due to pneumoconiosis and be eligible for black lung benefits.  The new Act also makes it easier for widows of miners to become eligible for benefits.  In the first quarter of 2010, we were able to make an initial evaluation of the impact of these changes on a limited population of current and potential future claimants, resulting in an estimated $9.4 million increase to the black lung obligation. This estimated increase in the black lung obligation was recorded along with an increase in the actuarial loss included in “Accumulated other comprehensive loss” on our balance sheet.  Beginning in the second quarter of 2010, we recorded a $0.4 million increase in the quarterly black lung expense related to the amortization of this additional actuarial loss and increases in the service and interest cost components.  As of June 30, 2010, we are not able to estimate the impact of this legislation on the obligations related to future claims from older terminated miners and possible re-filed claims, due to significant uncertainty around the number of claims that will be filed and how impactful the new award criteria will be to these claim populations.  We will continue to assess the impact of this legislation on our initial estimate as additional information becomes available and future regulations are issued.

Defined Benefit Pension

We have in place a non-contributory defined benefit pension plan under which all benefits were frozen in 2007.  The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments with comparable maturities. At December 31, 2009, the discount rate used to determine the obligation was 5.9%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.9% to 5.4%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $4.5 million.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the period ended December 31, 2009. Significant changes to these rates would introduce volatility to our pension expense.  Our accrued pension obligation as of June 30, 2010 was $12.5 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our asset retirement obligation liabilities consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. US GAAP requires that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is our estimate of our credit adjusted risk free rate. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under US GAAP, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. US GAAP recognizes that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of June 30, 2010 was $46.7 million.

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

We have recorded a $27.3 million valuation allowance against our gross deferred tax assets as of June 30, 2010 for the portion of the gross deferred tax asset that does not meet the more likely than not criteria to be realized.  In 2009 and 2010, we recorded an income tax benefit for the reduction in our valuation allowance related to the net operating loss carryforwards that we expect will be utilized.

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

Recent Accounting Pronouncements

In the six months ended June 30, 2010, there were no accounting pronouncements that became effective that impacted our financial statements.

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

The leverage ratio is calculated as the Company’s Senior Funded Indebtedness divided by annualized Adjusted EBITDA.  Adjusted EBITDA is calculated below.  The Senior Funded Indebtedness includes the amounts outstanding under our Revolver and the amount of letters of credits issued under our Revolver.  As of June 30, 2010, we had $56.8 million of Senior Funded Indebtedness outstanding.

	Six months ended
	June 30
	2010	2009

Net income	$43,095	44,349
Income tax (benefit) expense	(229)	1,079
Interest expense	14,836	7,867
Interest income	(16)	(50)
Depreciation, depletion, and amortization	32,567	30,395
EBITDA (before adjustments)	$90,253	83,640
Other adjustments specified in our current debt agreement	4,377	6,590
Adjusted EBITDA	$94,630	90,230

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

We wish to caution readers that forward-looking statements, including disclosures which use words such as “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, and similar statements, are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, the following: a change in the demand for coal by electric utility customers, as well as the perceived benefits of alternative sources of energy; the loss of one or more of our largest customers; inability to secure new coal supply agreements or to extend existing coal supply agreements at market prices; our dependency on one railroad for transportation of a large percentage of our products; failure to exploit additional coal reserves; the risk that reserve estimates and pension and post-retirement benefit liabilities are inaccurate; failure to diversify our operations; increased capital expenditures; encountering difficult mining conditions; inherent complexities associated in mining in Central Appalachia including special dangers and risks of underground mining; increased costs of complying with mine health and safety regulations; bottlenecks or other difficulties in transporting coal to our customers; delays in the development of new mining projects; increased costs of raw materials; the effects of litigation, regulation, permits and competition; lack of availability of financing sources; our compliance with debt covenants; the risk that we are unable to successfully integrate acquired assets into our business; and the risk factors set forth in this Form 10-Q under Part II - Item 1A “Risk Factors.” Those are representative of factors that could affect the outcome of the forward-looking statements. These and the other factors discussed elsewhere in this document are not necessarily all of the important factors that could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our $150 million Senior Notes and $172.5 million Convertible Senior Notes have a fixed interest rate and are not sensitive to changes in the general level of interest rates.  Our Revolver has floating interest rates on borrowings based on our option of either the base rate or LIBOR rate.  Letters of credits secured by the Revolver have a fixed interest rate.  As of June 30, 2010, we had no borrowings outstanding under the Revolver.  We currently do not use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments.  The percentage of our sales pursuant to long-term contracts was approximately 89% for the six months ended June 30, 2010.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived 89% of our total revenues (contract and spot) for the six months ended June 30, 2010 and 92% of our total revenues in 2009, from our electric utility customers.  Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities).  All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

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

The federal Clean Water Act and corresponding state laws affect coal mining operations by imposing restrictions on discharges into regulated waters.  Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters.  New requirements under the Clean Water Act (such as the proposal discussed below in the risk factor “We must obtain governmental permits and approvals for mining operations, which can be a costly and time consuming process and result in restrictions on our operations”) and corresponding state laws could cause us to incur significant additional costs that adversely affect our operating results.

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

The EPA has adopted more stringent National Ambient Air Quality Standards for nitrogen dioxide and sulfur dioxide, both of which are emitted from coal-fired combustion units.  The EPA is considering whether to adopt a more stringent standard for ground-level ozone, to which emissions from coal combustion units can contribute.   The demand for coal could be affected at electric generating facilities located in geographic areas that exceed the modified standards.

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

As a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al.  v. EPA, 549 U.S.  497 (2007), finding that greenhouse gases fall within the Clean Air Act definition of “air pollutant,” the EPA was required to determine whether emissions of greenhouse gases “endanger” public health or welfare.  In December 2009, the EPA published its finding that current and projected concentrations of carbon dioxide and five other greenhouse gases in the atmosphere threaten the public’s health and welfare.  This finding enables the EPA to proceed with a broad regulatory program for the control of greenhouse gas emissions, including carbon dioxide emissions.  The EPA has recently completed several rulemaking actions indicating its intent to do so, including, among others, a final greenhouse gas reporting rule for certain major stationary source permitting programs, final regulations to control greenhouse gas emissions from light duty vehicles, and a final “tailoring” rule explaining how it would implement the Clean Air Act’s Title V and prevention of significant deterioration permitting programs with respect to greenhouse gas emissions from major stationary sources.  In the second quarter of 2009, the U.S House of Representatives passed a bill that would reduce greenhouse gas emissions to 17% below 2005 levels by 2020 and 80% below 2005 levels by the middle of the century, and both houses of Congress are also actively considering new legislation that could establish a national cap on, or other regulation of, carbon emissions and other greenhouse gases.  Current proposals include a cap and trade system that would require the purchase of emission permits, which could be traded on the open market.  These proposals will make it more costly to operate coal-fired plants and could make coal a less attractive fuel for future power plants.  Any new or proposed requirements adversely affecting the use of coal could adversely affect our operations and results.

In December 2009, approximately 190 countries participated in the United Nations Climate Change Conference in Copenhagen.  The participants “took note” of a non-binding accord under which participating nations would report their commitments to reduce greenhouse gas emissions by January 31, 2010.  Under this non-binding framework, the U.S. has committed to cut greenhouse gas emissions by 17% below 2005 levels by 2020, 42% below 2005 levels by 2030, and 83% below 2005 levels by 2050.

The permitting of new coal-fueled power plants has also recently been contested by state regulators and environmental organizations based on concerns relating to greenhouse gas emissions.  In addition, in September 2009, the United States Court of Appeals for the Second Circuit issued its decision in Connecticut v.  AEP allowing plaintiffs’ claims that public utilities’ greenhouse gas emissions created a “public nuisance” to go to trial over defendants’ objections based upon political question, preemption and lack of standing.  The plaintiffs in this case are seeking various remedies, including injunctive relief.  These cases expose other significant contributors to greenhouse gas emissions to similar litigation risk.  The effect of these recent cases may be mitigated in the event Congress adopts greenhouse gas legislation and because the EPA has finalized the adoption of greenhouse gas emission standards.  Nevertheless, increased efforts to control greenhouse gas emissions by state, federal, judicial or international authorities could result in reduced demand for coal.

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

In 2005, the EPA adopted federal rules intended to reduce the interstate transport of fine particulate matter and ozone through reductions in sulfur dioxides and nitrogen oxides through the eastern United States.  The reductions were to be implemented in stages, some through a market-based cap-and-trade program.  Such new regulations would likely require some power plants to install new equipment, at substantial cost, or discourage the use of certain coals containing higher levels of mercury.  The particular rules introduced by the EPA in March 2005 were subsequently struck down by the U.S. Court of Appeals for the D.C. Circuit on July 11, 2008.  On December 23, 2008, the U.S. Court of Appeals for the D.C. Circuit remanded consolidated cases to the EPA without vacatur of the Clean Air Interstate Rule in order that the EPA could remedy flaws in the Rule.  The EPA has issued a proposed Clean Air Transport Rule in response to the Court’s opinions issued on July 11, 2008 and December 23, 2008.  In 2010, the EPA issued a proposed rule to replace the 2005 rule.  The proposed rule calls for reductions of sulfur dioxides and nitrogen oxides that drift across state lines beginning in 2012.  New and proposed reductions in emissions of sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases may require the installation of additional costly control technology or the implementation of other measures, including trading of emission allowances and switching to other fuels.

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

Prior to placing excess fill material in valleys in connection with surface mining operations, coal mining companies are required to obtain a permit from the U.S. Army Corps of Engineers (Corps) under Section 404 of the Clean Water Act (404 Permit).  Previously, this permit could be either a simplified Nationwide Permit #21 (NWP 21) or a more complicated individual permit.  Litigation respecting the validity of the NWP 21 permit program has been ongoing for several years.  Recently, the Corps announced its decision to suspend the use of NWP 21 in the Appalachian region comprised of six states including Kentucky where we operate.  Litigation respecting the issuance of certain Section 404 permits has also been ongoing for several years, focusing primarily on whether the Corps’ decision to issue such permits conformed to the requirements of the Clean Water Act and/or the National Environmental Policy Act The matters at issue in such litigation are such that a ruling for the plaintiffs could have an adverse impact on our planned surface mining operations.

 In 2009, the EPA announced publicly that it will exercise its statutory right to more actively review Section 404 permitting actions by the Corps.  In the third quarter of 2009, the EPA announced that it would further review 79 surface mining permit applications, including four of our permits.  These 79 permits were identified as likely to impact water quality and therefore requiring additional review under the Clean Water Act.  EPA oversight could further delay and/or restrict the issuance of such permits, either of which events could have an adverse impact on our planned surface mining operations.  More recently, the EPA announced acceptable levels for the conductivity of water in streams receiving discharge from permitted coal mining sites in a six-state area of Central Appalachia including Kentucky where we operate.  If such levels of conductivity are permanently imposed, they could have a significant impact on our ability to secure Section 404 permits and have a material impact on our operations.  The National Mining Association, on behalf of its member companies including coal producers such as ourselves, recently filed suit against the EPA and the Corps contesting the legality of the foregoing enhanced review process and the imposition of such conductivity standard.

We have significant reclamation and mine closure obligations.  If the assumptions underlying our accruals are materially inaccurate, we could be required to expend greater amounts than anticipated.

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining.  We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary.  Under U.S. generally accepted accounting principles we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves.  The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset.  At June 30, 2010, we had accrued $46.7 million related to estimated mine reclamation costs.  The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted interest rates.  Furthermore, these obligations are unfunded.  If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

For the six months ended June 30, 2010, we generated approximately 89% of our total revenues from several long-term contracts and spot sales with electrical utilities, including 41% from South Carolina Public Service Authority, 31% from Georgia Power Company and 11% from Indianapolis Power and Light.  At December 31, 2009, we had coal supply agreements with these customers that expire in 2010 to 2012.  The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

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

Underground coal mining is subject to federal and state laws and regulations relating to safety in underground coal mines and enforcement activities by federal and state regulators.  These laws and regulations, the most significant recently enacted of which is the federal MINER Act, which includes requirements for constructing and maintaining caches for the storage of additional self-contained self rescuers throughout underground mines; installing rescue chambers in underground mines; constant tracking of and communication with personnel in the mines; utilizing carbon dioxide monitors, installing cable lifelines from the mine portal to all sections of the mine to assist in emergency escape; submission and approval of emergency response plans; new and additional safety training; providing refuge alternatives; and improving flame-resistant conveyor belts and other fire protection measures.  In 2007, implementation of the MINER Act continued with new penalty regulations that significantly increased regular penalty amounts and special assessments.  In addition, a new emergency temporary standard was issued relating to mine seal requirements.  Various states also have enacted their own new laws and regulations addressing many of these same subjects.  These new laws and regulations will cause us to incur substantial additional costs, which will adversely impact our operating performance.

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

In 2010 a U.S House of Representatives committee approved a mine safety bill which would give MSHA additional powers to temporarily close mines, mandate additional safety training and impose larger penalties on companies and their executives.  If enacted this bill could further increase our costs and impact operating performance.

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

Mining in Central Appalachia is complex due to geological characteristics of the region and additional regulatory constraints.

The geological characteristics of coal reserves in Central Appalachia, such as depth of overburden and coal seam thickness, make them complex and costly to mine.  As mines become depleted, replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines.  In addition, as compared to mines in other regions permitting, licensing and other environmental and regulatory requirements are more costly and time consuming to satisfy.  These factors could materially adversely affect the mining operations and cost structures of, and customers’ ability to use coal produced by, operators in Central Appalachia, including us.

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

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations.  As of June 30, 2010, we had outstanding surety bonds with third parties for post-mining reclamation totaling $59.3 million.  Furthermore, we have surety bonds for an additional $43.9 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations.  Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral.  We have satisfied our obligations under these statutes and regulations by providing letters of credit or other assurances of payment.  However, letters of credit can be significantly more costly to us than surety bonds.  The issuance of letters of credit under our Revolver also reduces amounts that we can borrow under our Revolver.  If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may he negatively affected.

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

We are required by law to provide various long-term employee benefits.  We accrue amounts for these obligations based on the present value of expected future costs.  We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations.  At June 30, 2010, the current and non-current portions of these obligations included $43.9 million for coal workers’ black lung benefits and $60.8 million for workers’ compensation benefits.

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

We provide benefits under a defined benefit pension plan that was frozen in 2007.  As of June 30, 2010, we estimated that our obligation under the pension plan was underfunded by approximately $12.5 million.  If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated.  The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year.  In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

Our total consolidated long-term debt as of June 30, 2010 was $281.1 million (net of a discount on our convertible notes of $41.4 million).  Our level of indebtedness could result in the following:

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

Our debt instruments impose a number of restrictions on us.  A failure to comply with these restrictions could adversely affect our ability to borrow under our revolving credit facility or result in an event of default under our debt instruments.  Our debt instruments contain financial and other covenants that create limitations on our ability to, among other things, utilize the full amount on our revolver for borrowings or to issue letters of credit or incur additional debt, and require us to maintain various financial ratios and comply with various other financial covenants.  The minimum Adjusted EBITDA and Leverage Ratio covenants are only applicable if our unrestricted cash falls below $75 million and remain in effect until our unrestricted cash exceeds $75 million for 90 consecutive days (the Trigger Event).  These most restrictive covenants include the following:

•
If we have a Trigger Event, our revolving credit facility requires that we achieve a minimum Adjusted EBITDA, which is defined in that agreement as “Consolidated EBITDA”.  Adjusted EBITDA is measured at the end of each quarter for the preceding 12 months.  If measured, the required minimum Adjusted EBITDA would range from $94.0 million to $105.0 million during 2010.  In order to meet the twelve month Adjusted EBITDA target at June 30, 2010, we needed Adjusted EBITDA of $38.1 million in the six months ended June 30, 2010.   Our Adjusted EBITDA in the six months ended June 30, 2010 was $94.6 million.  The most directly comparable US GAAP financial measure is net income.  For the six months ended June 30, 2010, we had net income of $43.1 million.  Adjusted EBITDA is defined and reconciled to EBITDA and Net Loss under “Reconciliation of Non-GAAP Measures” in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
If we have a Trigger Event, our revolving credit facility requires that our Leverage Ratio (as defined in the revolving credit facility) not exceed a specified multiple at the end of each quarter.  If measured, the Leverage Ratio would be permitted to be 0.68X to 0.62X during 2010.  Our Leverage Ratio was 0.38X as of June 30, 2010.

•
Our revolving credit facility limits the Capital Expenditures (other than Mandated Capital Expenditures) (as both are defined in the revolving credit facility) that we may make or agree to make in any fiscal year.  For the fiscal year ended December 31, 2010, we cannot make Capital Expenditures in excess of $75.0 million (excluding Mandatory Capital Expenditures).  For the six months ended June 30, 2010, we made Capital Expenditures of $34.0 million (excluding Mandatory Capital Expenditures).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains information about purchases by us of our equity securities during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1- May 31, 2010(a)	46,149	$15.06	N/A	N/A

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

August 6, 2010