Form 10-Q
period 2010-09-30
James River Coal CO
filed 2010-11-03
CIK 1297720

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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
Yes    ☐             No    ☒

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 22, 2010 was 27,782,751.

PART I                                      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2010	December 31, 2009
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$195,272	107,931
Receivables:
Trade	59,721	43,289
Other	81	260
Total receivables	59,802	43,549
Inventories:
Coal	17,189	22,727
Materials and supplies	12,960	10,462
Total inventories	30,149	33,189
Prepaid royalties	4,573	6,045
Other current assets	5,233	3,292
Total current assets	295,029	194,006
Property, plant, and equipment, at cost:
Land	7,751	7,194
Mineral rights	231,681	231,919
Buildings, machinery and equipment	401,770	362,654
Mine development costs	45,824	41,069
Total property, plant, and equipment	687,026	642,836
Less accumulated depreciation, depletion, and amortization	320,297	288,748
Property, plant and equipment, net	366,729	354,088
Goodwill	26,492	26,492
Restricted cash (note 4)	23,500	62,042
Other assets	29,799	32,684
Total assets	$741,549	669,312

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2010	December 31, 2009
Liabilities and Shareholders' Equity	(unaudited)

Current liabilities:
Accounts payable	$44,878	46,472
Accrued salaries, wages, and employee benefits	9,909	6,982
Workers' compensation benefits	8,950	8,950
Black lung benefits	1,782	1,782
Accrued taxes	6,040	4,383
Other current liabilities	18,967	15,439
Total current liabilities	90,526	84,008
Long-term debt	282,525	278,268
Other liabilities:
Noncurrent portion of workers' compensation benefits	52,566	50,385
Noncurrent portion of black lung benefits	43,058	31,017
Pension obligations	12,143	14,827
Asset retirement obligations	42,498	39,843
Other	644	622
Total other liabilities	150,909	136,694
Total liabilities	523,960	498,970

Commitments and contingencies (note 4)
Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 27,782,751 and 27,544,878 shares as of September 30, 2010 and December 31, 2009, respectively	278	275
Paid-in-capital	323,566	320,079
Accumulated deficit	(84,463)	(136,758)
Accumulated other comprehensive loss	(21,792)	(13,254)
Total shareholders' equity	217,589	170,342

Total liabilities and shareholders' equity	$741,549	669,312

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2010	September 30, 2009

Revenues	$171,420	168,320
Cost of sales:
Cost of coal sold	130,206	128,361
Depreciation, depletion and amortization	15,714	15,572
Total cost of sales	145,920	143,933
Gross profit	25,500	24,387
Selling, general and administrative expenses	9,805	10,266
Total operating income	15,695	14,121
Interest expense (note 2)	7,591	3,923
Interest income	(584)	(5)
Miscellaneous income, net	(67)	(43)
Total other expense, net	6,940	3,875
Income before income taxes	8,755	10,246
Income tax expense (benefit)	(445)	438
Net income	$9,200	9,808
Earnings per common share (note 5)
Basic earnings per common share	$0.33	0.36
Diluted earnings per common share	$0.33	0.36

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009

Revenues	$539,066	532,090
Cost of sales:
Cost of coal sold	388,261	388,789
Depreciation, depletion and amortization	48,281	45,967
Total cost of sales	436,542	434,756
Gross profit	102,524	97,334
Selling, general and administrative expenses	28,947	30,112
Total operating income	73,577	67,222
Interest expense (note 2)	22,427	11,790
Interest income	(600)	(55)
Miscellaneous (income) expense, net	129	(187)
Total other expense, net	21,956	11,548
Income before income taxes	51,621	55,674
Income tax expense (benefit)	(674)	1,517
Net income	$52,295	54,157
Earnings per common share (note 5)
Basic earnings per common share	$1.89	1.97
Diluted earnings per common share	$1.89	1.97

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’
Equity and Comprehensive Income
(in thousands)
(unaudited)

	Common stock shares	Common stock par value	Paid-in- capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total

Balances, January 1, 2009	27,393	$274	272,366	(187,712)	(19,690)	65,238
Net Income	-	-	-	50,954	-	50,954
Amortization of pension actuarial amount	-	-	-	-	1,606	1,606
Black lung obligation adjustment	-	-	-	-	(574)	(574)
Pension liability adjustment	-	-	-	-	5,404	5,404
Comprehensive income						57,390
Equity component of convertible debt offering, net of offering costs of $1,433	-	-	43,385	-	-	43,385
Issuance of restricted stock awards, net of forfeitures	234	2	(2)	-	-	-
Repurchase of shares for tax withholding	(87)	(1)	(1,712)	-	-	(1,713)
Exercise of stock options	5	-	75	-	-	75
Stock based compensation	-	-	5,967	-	-	5,967
Balances, December 31, 2009	27,545	275	320,079	(136,758)	(13,254)	170,342
Net Income	-	-	-	52,295	-	52,295
Amortization of pension actuarial amount	-	-	-	-	587	587
Amortization of black lung actuarial amount	-	-	-	-	275	275
Black lung obligation adjustment	-	-	-	-	(9,400)	(9,400)
Comprehensive income						43,757
Issuance of restricted stock awards, net of forfeitures	284	3	(3)	-	-	-
Repurchase of shares for tax withholding	(46)	-	(695)	-	-	(695)
Stock based compensation	-	-	4,185	-	-	4,185
Balances, September 30, 2010	27,783	$278	323,566	(84,463)	(21,792)	217,589

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income	$52,295	54,157
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	48,281	45,967
Accretion of asset retirement obligations	2,484	2,385
Amortization of debt discount and issue costs	5,972	880
Stock-based compensation	4,185	4,533
(Gain) Loss on sale or disposal of property, plant, and equipment	314	(24)
Deferred income taxes	-	150
Changes in operating assets and liabilities:
Receivables	(16,253)	(13,022)
Inventories	2,366	(21,096)
Prepaid royalties and other current assets	(469)	(2,548)
Restricted cash	38,542	-
Other assets	2,516	(289)
Accounts payable	(1,594)	(5,121)
Accrued salaries, wages, and employee benefits	2,927	3,373
Accrued taxes	962	(269)
Other current liabilities	3,630	(3,025)
Workers' compensation benefits	2,181	2,230
Black lung benefits	2,916	1,301
Pension obligations	(2,097)	1,609
Asset retirement obligation	(812)	(422)
Other liabilities	22	57
Net cash provided by operating activities	148,368	70,826
Cash flows from investing activities:
Additions to property, plant, and equipment	(59,681)	(48,651)
Proceeds from sale of property, plant, and equipment	-	61
Net cash used in investing activities	(59,681)	(48,590)
Cash flows from financing activities:
Borrowings under Revolver	-	12,500
Repayments under Revolver	-	(30,500)
Debt issuance costs	(1,346)	-
Proceeds from exercise of stock options	-	75
Net cash used in financing activities	(1,346)	(17,925)
Increase in cash	87,341	4,311
Cash at beginning of period	107,931	3,324
Cash at end of period	$195,272	7,635

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

(2)	Long Term Debt and Interest Expense

Long-term debt is as follows (in thousands):

	September 30, 2010	December 31, 2009
Senior Notes	$150,000	$150,000
Convertible Senior Notes, net of discount	132,525	128,268
Revolver	-	-
Total long-term debt	$282,525	$278,268

Senior Notes

The $150 million of Senior Notes are due on June 1, 2012 (the Senior Notes).  The Senior Notes are unsecured and accrue interest at 9.375% per annum.  Interest payments on the Senior Notes are required semi-annually.  The Company may redeem the Senior Notes, in whole or in part, at any time at redemption prices ranging from 102.34% through June 1, 2011 to 100% thereafter.

The Senior Notes limit the Company’s ability, among other things, to pay cash dividends.  In addition, if a change of control occurs (as defined in the Indenture), each holder of the Senior Notes will have the right to require the Company to repurchase all or a part of the Senior Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of repurchase.

Convertible Senior Notes

During the fourth quarter of 2009, the Company issued $172.5 million of 4.5% Convertible Senior Notes due on December 1, 2015 (the “Convertible Senior Notes”).   The Convertible Senior Notes are shown net of a $40.0 million discount as of September 30, 2010.  The discount on the Convertible Senior Notes relates to the $44.8 million of the proceeds that were allocated to the equity component of the Convertible Senior Notes at issuance.  The Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 38.7913 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, representing an initial conversion price of approximately $25.78 per share of the Company’s stock.  Interest on the Convertible Senior Notes is paid semi-annually.

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
(b)
The Revolver’s borrowing base is based on the sum of 85% of the Company’s eligible accounts receivable plus 65% of the eligible inventory minus reserves from time to time set by administrative agent.  The eligible accounts receivable and inventories are further adjusted as specified in the agreement.  The borrowing base can also be increased by 95% of any cash collateral that is maintained in a cash collateral account.

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

As of September 30, 2010, the Company has used $58.8 million of the $65.0 million available under the Revolver to secure outstanding letters of credits.  As of September 30, 2010, the Company had $15.0 million of cash in a restricted cash collateral account to ensure that the Company has adequate capacity under the Revolver to support its outstanding letters of credit.

Interest Expense and Other

During the three months ended September 30, 2010, the Company had no cash payments for interest.  The Company paid $11.1 million of interest during the nine months ended September 30, 2010.  During the three and nine months ended September 30, 2009, the Company paid approximately $0.1 million and $7.4 million, respectively, in interest.

As of September 30, 2010 and 2009, the Company had $7.6 million and $4.8 million, respectively, of accrued interest and bank fees included in other current liabilities on the accompanying consolidated financial statements.

In connection with the amendment to the Revolver, the Company capitalized $1.3 million of costs in 2010.

The Company was in compliance with all of the financial covenants under its outstanding debt instruments as of September 30, 2010.

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

Shares awarded or subject to purchase under the Plan that are not delivered or purchased, or revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance under the Plan. At September 30, 2010, there were 585,943 shares available under the Plan for future awards.

The following table highlights the expense related to share-based payment for the periods ended September 30 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Restricted stock	$1,235	1,375	$3,959	4,293
Stock options	80	72	226	240
Stock based compensation	$1,315	1,447	$4,185	4,533

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

The following is a summary of activity related to restricted stock and stock option awards for the nine months ended September 30, 2010:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
	Number of	Fair Value	Number of	Exercise
	Shares	at Issue	Shares	Price
December 31, 2009	717,652	$21.86	276,000	$16.34
Granted	287,622	17.01	20,000	17.01
Exercised/Vested	(134,388)	26.09	-	-
Canceled	(3,600)	19.36	-	-
September 30, 2010	867,286	19.60	296,000	16.39

The following table summarizes additional information about the stock options outstanding at September 30, 2010:

	Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in 000's)
Outstanding at September 30, 2010	$10.80-$36.30	296,000	$16.39	5.0	$1,199

Exercisable at September 30, 2010	$10.80-$36.30	256,004	$15.95	4.4	$1,140

Vested and expected to vest at September 30, 2010		296,000	$16.39	5.0	$1,199

(1) The difference between a stock award's exercise price and the underlying stock's market price at September 30, 2010.
No value is assigned to stock awards whose option price exceeds the stock's market price at September 30, 2010.

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of September 30, 2010:

		Weighted Average
		Remaining Period
	Unearned	Of Expense
	Compensation	Recognition
	(in 000's)	(in years)
Stock Options	$460	2.2
Restricted Stock	10,712	3.0
Total	$11,172

(4)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $58.8 million as of September 30, 2010 to guarantee performance under certain contractual arrangements.  The letters of credit have been issued under the Company’s Revolver (see Note 2).

The Company has restricted cash of $23.5 million as of September 30, 2010 that it maintains in cash in collateral accounts.  The restricted cash consists of $15.0 million of restricted cash to ensure that the Company has adequate capacity under the Revolver to support its outstanding letters of credit (Note 2) and $8.5 million of restricted cash to support the issuance of surety bonds.

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

	September 30,		September 30,
	2010	2009	2010	2009

Basic earnings per common share:
Net income	$9,200	$9,808	$52,295	$54,157
Income allocated to participating securities	(287)	(265)	(1,554)	(1,504)
Net income available to common shareholders	$8,913	$9,543	$50,741	$52,653

Weighted average number of common and
common equivalent shares outstanding:
Basic number of common shares outstanding	26,916	26,810	26,869	26,745
Dilutive effect of unvested restricted stock (participating
securities)	867	744	823	764
Dilutive effect of stock options	48	50	49	44
Diluted number of common shares and
common equivalent shares outstanding	27,831	27,604	27,741	27,553

Basic earnings per common share	$0.33	$0.36	$1.89	$1.97

Diluted net income per common share:
Net income	$9,200	$9,808	$52,295	$54,157
Income allocated to participating securities	-	-	-	-
Net income available to potential common shareholder	$9,200	$9,808	$52,295	$54,157

Diluted net earnings per share	$0.33	$0.36	$1.89	$1.97

The Company’s Convertible Senior Notes are convertible at the option of the holders upon the occurrence of certain events (Note 2).  As of September 30, 2010, the 4.5% Convertible Senior Notes had not reached the specified threshold for conversion.

(6)	Pension Expense

The Company has in place a defined benefit pension plan under which all benefits were frozen in 2007.  The components of net periodic benefit cost are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Interest cost	$940	915	2,820	2,745
Expected return on plan assets	(922)	(775)	(2,766)	(2,324)
Recognized net actuarial loss	196	402	587	1,205
Net periodic cost	$214	542	641	1,626

(7)	Pneumoconiosis (Black Lung) Benefits

The expense for black lung benefits consists of the following (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Service Cost	$471	306	1,286	919
Interest cost	593	428	1,643	1,284
Recognized net actuarial loss	137	—	275	—
Total expense	$1,201	734	3,204	2,203

In March 2010, The Patient Protection and Affordable Care Act of 2010 (Act) was enacted into law and included a black lung provision that creates a rebuttable presumption that a miner with at least 15 years of service, with totally disabling pulmonary or respiratory lung impairment and negative radiographic chest x-ray evidence would be disabled due to pneumoconiosis and be eligible for black lung benefits.  The new Act also makes it easier for widows of miners to become eligible for benefits.  In the first quarter of 2010, the Company made an initial evaluation of the impact of these changes on a limited population of current and potential future claimants, resulting in an estimated $9.4 million increase to the black lung obligation. This estimated increase in the black lung obligation was recorded along with an increase in the actuarial loss included in “Accumulated other comprehensive loss” on the Company’s balance sheet.  Beginning in the second quarter of 2010, the Company recorded a $0.4 million increase in the quarterly black lung expense related to the amortization of this additional actuarial loss and increases in the service and interest cost components.   As of September 30, 2010, the Company is not able to estimate the impact of this legislation on the obligations related to future claims from older terminated miners and possible re-filed claims, due to significant uncertainty around the number of claims that will be filed and the effect the new award criteria will have on these claim populations.  The Company will continue to assess the impact of this legislation on its initial estimate as additional information becomes available and future regulations are issued.

(8)	Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information. As of September 30, 2010 and December 31, 2009, except for long-term debt obligations, the carrying amounts of all financial instruments approximate their fair values due to their short maturities.

The carrying value and fair value of our Senior Notes and Convertible Senior Notes are as follows (in thousands)

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$150,000	$153,000	$150,000	$153,750
Convertible Senior Notes (excludes discount)	$172,500	$162,771	$172,500	$171,650

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
CAPP	$142,475	141,371	451,599	453,859
Midwest	28,945	26,949	87,467	78,231
Corporate	-	-	-	-
Total	$171,420	168,320	539,066	532,090

Depreciation, depletion and amortization
CAPP	$13,332	12,616	40,287	36,424
Midwest	2,367	2,943	7,949	9,504
Corporate	15	13	45	39
Total	$15,714	15,572	48,281	45,967

Total operating income (loss)
CAPP	$18,651	20,883	82,051	87,422
Midwest	1,654	(1,138)	6,310	(2,623)
Corporate	(4,610)	(5,624)	(14,784)	(17,577)
Total	$15,695	14,121	73,577	67,222

Net earnings (loss) (1)
CAPP	$18,651	20,883	82,051	87,422
Midwest	1,654	(1,138)	6,310	(2,623)
Corporate	(11,105)	(9,937)	(36,066)	(30,642)
Total	$9,200	9,808	52,295	54,157

(1)  Income and expense items that are not included in operating income (loss) are not allocated to the CAPP and Midwest segments.

	September 30,	December 31,
	2010	2009
Total Assets
CAPP	$519,057	421,825
Midwest	108,720	88,815
Corporate	113,772	158,672
Total	$741,549	669,312

Goodwill
CAPP	$-	-
Midwest	26,492	26,492
Corporate	-	-
Total	$26,492	26,492

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes contained herein and the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Overview

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana.  We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)).  We derived 89% of our total revenues (contract and spot) in the nine months ended September 30, 2010 from coal sales to electric utility customers and the remaining 11% from coal sales to industrial and other customers.  For the nine months ended September 30, 2010, our mines produced 6.7 million tons of coal.  Our coal purchased for resale was less than 0.1 million tons for the nine months ended September 30, 2010.  Of the 6.7 million tons we produced from Company operated mines, approximately 67% came from underground mines, while the remaining 33% came from surface mines.  For the nine months ended September 30, 2010, we generated revenues of $539.1 million and net income of $52.3 million.

CAPP Segment

In Central Appalachia, our coal is primarily sold to customers in the southern portion of the South Atlantic region of the United States.  The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware.  We have been providing coal to customers in the South Atlantic region since our formation in 1988.  For the nine months ended September 30, 2010, our CAPP segment produced 4.6 million tons of coal (including contract coal and purchased coal). Of the CAPP tons produced, 87% came from Company operated underground mines. For the nine months ended September 30, 2010, we shipped 4.7 million tons of coal and generated coal sale revenues of $451.6 million from our CAPP segment. For the nine months ended September 30, 2010, South Carolina Public Service Authority and Georgia Power Company were our largest customers, representing approximately 40% and 31% of our total revenues, respectively.  No other CAPP customer accounted for more than 10% of our total revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the nine months ended September 30, 2010, our Midwest mines produced approximately 2.1 million tons of coal. Of the Midwest tons produced, 81% came from Company operated surface mines. For the nine months ended September 30, 2010, we shipped 2.1 million tons of coal and generated coal sale revenues of $87.5 million from our Midwest segment. For the nine months ended September 30, 2010, our Midwest segment’s largest customer, Indianapolis Power and Light, represented approximately 11% of our total revenues. No other Midwest customer accounted for more than 10% of our total revenues.

Results of Operations

Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009

The following tables show selected operating results for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 (in thousands except per ton amounts).

	Three Months Ended September 30,
	2010		2009
	Total	Per Ton	Total	Per Ton
Volume shipped (tons)	2,167		2,439

Revenues	$171,420	79.10	$168,320	69.01
Cost of coal sold	130,206	60.09	128,361	52.63
Depreciation, depletion and amortization	15,714	7.25	15,572	6.38
Gross profit	25,500	11.77	24,387	10.00
Selling, general and administrative	9,805	4.52	10,266	4.21
Operating income	15,695	7.24	14,121	5.79

Volume and Revenues by Segment

	Three Months Ended September 30,
	2010		2009
	CAPP	Midwest	CAPP	Midwest
Volume shipped (tons)	1,500	667	1,647	792
Coal sales revenue	$142,475	28,945	141,371	26,949
Average sales price per ton	$94.98	43.40	85.84	34.03

Coal sales revenue for the three months ended September 30, increased from $168.3 million in 2009 to $171.4 million in 2010. This increase was due to an increase in the average sales price per ton in the CAPP and Midwest regions, which was partially offset by a decrease in tons shipped in the CAPP and Midwest regions.

For the three months ended September 30, 2010, the CAPP region sold approximately 1.1 million tons of coal under long-term contracts (76% of total CAPP sales volume) at an average selling price of $103.92 per ton. For the three months ended September 30, 2009, the CAPP region sold approximately 1.5 million tons of coal under long-term contracts (92% of total CAPP sales volume) at an average selling price of $87.06 per ton.  For the three months ended September 30, 2010, the CAPP region sold 0.4 million tons of coal (24% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $66.55 per ton. For the three months ended September 30, 2009, the CAPP region sold 0.1 million tons of coal (8% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $70.43 per ton.

The Midwest’s region sales of coal were under long term contracts for the three months ended September 30, 2010 and 2009.  For the three months ended September 30, 2010, the Midwest region sold 0.7 million tons at an average sales price of $43.40 per ton.  For the three months ended September 30, 2009, the Midwest region sold 0.8 million tons at an average sales price of $34.03 per ton.

Operating Costs by Segment

	Three Months Ended September 30,
	2010			2009
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$106,024	24,182	-	103,946	24,415	-
Per ton	70.68	36.25	-	63.11	30.83	-

Depreciation, depletion and amortization	13,332	2,367	15	12,616	2,943	13
Per ton	8.89	3.55	-	7.66	3.72	-

Cost of Coal Sold

For the three months ended September 30, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $128.4 million in 2009 to $130.2 million in 2010.  Our cost per ton of coal sold in the CAPP region increased from $63.11 per ton in the 2009 period to $70.68 per ton in the 2010 period.  Our costs continue to be impacted by lower productivity due to increased federal and state regulatory scrutiny and a decrease in tons produced in response to market conditions.  The major components of the $7.57 per ton increase in the cost per ton of coal sold include an increase in our labor and benefit costs of $2.99 per ton, variable costs of $2.06 per ton and sales related costs of $1.86 per ton.  For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest increased $5.42 per ton from $30.83 in the 2009 period to $36.25 per ton in the 2010 period.  The major components of this increase include an increase in the variable costs of $2.07 per ton, labor and benefit costs of $1.68 per ton, and sales related costs of $1.23 per ton.  The increase in the variable costs was primarily due to an increase in diesel and explosives costs.

Depreciation, depletion and amortization

For the three months ended September 30, depreciation, depletion and amortization increased from $15.6 million in 2009 to $15.7 million in 2010.  In the CAPP region, depreciation, depletion and amortization increased $0.7 million to $13.3 million or $8.89 per ton.  In the Midwest, depreciation, depletion and amortization decreased $0.6 million to $2.4 million or $3.55 per ton.

Selling, general and administrative

Selling, general and administrative expenses decreased from $10.3 million for the three months ended September 30, 2009 to $9.8 million for the three months ended September 30, 2010.  This decrease was primarily due to a decrease in bank fees associated with the issuance of letters of credit.

Interest Expense

Interest expense for the three months ended September 30, increased from $3.9 million in 2009 to $7.6 million in 2010.  This increase was the result of an additional $3.5 million of interest expense on our convertible senior notes that were issued in the fourth quarter of 2009, including $1.4 million related to the non cash amortization of the debt discount recorded on this issuance.

Income Taxes

Our effective tax rate for the three months ended September 30, 2010 was a benefit of 5.1% and our effective tax rate for the three months ended September 30, 2009 was 4.3%.  Our effective income tax rate is impacted primarily by changes in the amount of the valuation allowance recorded and the effects of percentage depletion.  Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.  Our three months ended September 30, 2010 effective tax rate includes a tax benefit due to a change in a previous estimate of our 2010 taxable income.    For 2010, we expect that a portion of our available net operating loss carryforward will be utilized to reduce current tax expense, and therefore the previously established valuation allowance will be reduced.  As of September 30, 2010, we had a $25.9 million valuation allowance against gross deferred tax assets.  Additionally, as discussed in “Critical Accounting Estimates – Income Taxes,” our fourth quarter 2010 income taxes may also include a substantial benefit in connection with a reduction to our income tax valuation allowance related to the completion of our analysis on the realizability of our net deferred tax assets.

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009

The following tables show selected operating results for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 (in thousands except per ton amounts).

	Nine Months Ended September 30,
	2010		2009
	Total	Per Ton	Total	Per Ton
Volume shipped (tons)	6,850		7,477

Revenues	$539,066	78.70	$532,090	71.16
Cost of coal sold	388,261	56.68	388,789	52.00
Depreciation, depletion and amortization	48,281	7.05	45,967	6.15
Gross profit	102,524	14.97	97,334	13.02
Selling, general and administrative	28,947	4.23	30,112	4.03
Operating income	73,577	10.74	67,222	8.99

Volume and Revenues by Segment

	Nine Months Ended September 30,
	2010		2009
	CAPP	Midwest	CAPP	Midwest
Volume shipped (tons)	4,747	2,103	5,092	2,385
Coal sales revenue	$451,599	87,467	453,859	78,231
Average sales price per ton	$95.13	41.59	89.13	32.80

Coal sales revenue for the nine months ended September 30, increased from $532.1 million in 2009 to $539.1 million in 2010.  This increase was due to an increase in the average sales price per ton in the CAPP and Midwest regions, which was partially offset by a decrease in tons shipped in the CAPP and Midwest regions.

For the nine months ended September 30, 2010, the CAPP region sold approximately 3.7 million tons of coal under long-term contracts (79% of total CAPP sales volume) at an average selling price of $103.02 per ton. For the nine months ended September 30, 2009, the CAPP region sold approximately 4.7 million tons of coal under long-term contracts (92% of total CAPP sales volume) at an average selling price of $89.84 per ton.  For the nine months ended September 30, 2010, the CAPP region sold 1.0 million tons of coal (21% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $66.17 per ton.  For the nine months ended September 30, 2009, the CAPP region sold 0.4 million tons of coal (8% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $81.06 per ton.

The Midwest’s region sales of coal were under long term contracts for the nine months ended September 30, 2010 and 2009.  For the nine months ended September 30, 2010, the Midwest region sold 2.1 million tons at an average sales price of $41.59 per ton.  For the nine months ended September 30, 2009, the Midwest region sold 2.4 million tons at an average sales price of $32.80 per ton.

Operating Costs by Segment

	Nine Months Ended September 30,
	2010			2009
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$317,219	71,042	-	319,382	69,407	-
Per ton	66.83	33.78	-	62.72	29.10	-

Depreciation, depletion and amortization	40,287	7,949	45	36,424	9,504	39
Per ton	8.49	3.78	-	7.15	3.98	-

Cost of Coal Sold

For the nine months ended September 30, the cost of coal sold, excluding depreciation, depletion and amortization, decreased from $388.8 million in 2009 to $388.3 million in 2010.  Our cost per ton of coal sold in the CAPP region increased from $62.72 per ton in the 2009 period to $66.83 per ton in the 2010 period.  Our costs continue to be impacted by lower productivity due to increased federal and state regulatory scrutiny and a decrease in tons produced in response to market conditions.  The major components of the $4.11 per ton increase in the cost per ton of coal sold include an increase in our sales related costs of $1.77 per ton and labor and benefit costs of $1.04 per ton.   For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest increased $4.68 per ton from $29.10 in the 2009 period to $33.78 per ton in the 2010 period.  The major components of this increase include an increase in the variable costs of $1.66 per ton, labor and benefit costs of $1.19 per ton, and sales related costs of $0.81 per ton.  The increase in the variable costs was primarily due to an increase in diesel and explosives costs.

Depreciation, depletion and amortization

For the nine months ended September 30, depreciation, depletion and amortization increased from $46.0 million in 2009 to $48.3 million in 2010.  In the CAPP region, depreciation, depletion and amortization increased $3.9 million to $40.3 million or $8.49 per ton.  In the Midwest, depreciation, depletion and amortization decreased $1.6 million to $7.9 million or $3.78 per ton.

Selling, general and administrative

Selling, general and administrative expenses decreased from $30.1 million for the nine months ended September 30, 2009 to $28.9 million for the nine months ended September 30, 2010.  This decrease was primarily due to a decrease in bank fees associated with the issuance of letters of credit.

Interest Expense

Interest expense for the nine months ended September 30, increased from $11.8 million in 2009 to $22.4 million in 2010.  This increase was the result of an additional $10.5 million of interest expense on our convertible senior notes that were issued in the fourth quarter of 2009, including $4.3 million related to the non-cash amortization of the debt discount recorded on this issuance.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2010 was a benefit of 1.3% and our effective tax rate for the nine months ended September 30, 2009 was 2.7%.  Our effective income tax rate is impacted primarily by changes in the amount of the valuation allowance recorded and the effects of percentage depletion.  Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.  Our effective tax rate for the nine months ended September 30, 2010 reflects a benefit for a tax election that allows us to utilize additional alternative minimum tax net operating losses in prior years.  For 2010, we expect that a portion of our available net operating loss carryforward will be utilized to reduce current tax expense, and therefore the previously established valuation allowance will be reduced.  As of September 30, 2010, we had a $25.9 million valuation allowance against gross deferred tax assets.  Additionally, as discussed in “Critical Accounting Estimates – Income Taxes,” our fourth quarter 2010 income taxes may also include a substantial benefit in connection with a reduction to our income tax valuation allowance related to the completion of our analysis on the realizability of our net deferred tax assets.

Liquidity and Capital Resources

The following chart reflects the components of our debt as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Senior Notes	$150,000	$150,000
Convertible Senior Notes, net of discount	132,525	128,268
Revolver	-	-
Total long-term debt	$282,525	$278,268

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
(b)
The Revolver’s borrowing base is based on the sum of 85% of our eligible accounts receivable plus 65% of the eligible inventory minus reserves from time to time set by administrative agent.  The eligible accounts receivable and inventories are further adjusted as specified in the agreement.  The borrowing base can also be increased by 95% of any cash collateral that is maintained in a cash collateral account.

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

As of September 30, 2010, we have used $58.8 million of the $65.0 million available under the Revolver to secure outstanding letters of credits.  As of September 30, 2010, we had $15.0 million of cash in a restricted cash collateral account to ensure that we have adequate capacity under the Revolver to support our outstanding letters of credit.

We were in compliance with all of the financial covenants under our outstanding debt instruments as of September 30, 2010.  We cannot assure you that we will remain in compliance in subsequent periods.  If necessary, we will consider seeking a waiver or other alternatives to remain in compliance with the covenants.  For more detail regarding the covenants under the Facilities, see Part II - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.”

Liquidity

As of September 30, 2010, we had total liquidity of approximately $201.5 million, consisting of $6.2 million of unused borrowing capacity under the Revolver and $195.3 million of cash and cash equivalents.   As of September 30, 2010, we have used $58.8 million of the Revolver’s availability to secure outstanding letters of credits

Our primary source of cash is expected to be sales of coal to our utility and industrial customers. The price of coal received can change dramatically based on market factors and will directly affect this source of cash.  Our primary uses of cash include the payment of ordinary mining expenses to mine coal, capital expenditures and benefit payments. Ordinary mining expenses are driven by the cost of supplies, including steel prices and diesel fuel. Benefit payments include payments for workers’ compensation and black lung benefits paid over the lives of our employees as the claims are submitted. We are required to pay these when due, and are not required to set aside cash for these payments. We have posted surety bonds secured by letters of credit or issued letters of credit with state regulatory departments to guarantee these payments.  We believe that our Revolver provides us with the ability to meet the necessary bonding requirements.

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

Net cash from operating activities reflects net income adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash provided by operating activities was $148.4 million and $70.8 million for the nine months ended September 30, 2010 and 2009, respectively.  We had net income of $52.3 million in the nine months ended September 30, 2010 as compared to net income of $54.2 million in the nine months ended September 30, 2009.  In reconciling our net income to cash provided by operating activities, $61.2 million was added for non cash charges during 2010, as compared to $53.9 million added during 2009.  During 2010, our net income, as adjusted for non cash charges, was increased by $34.8 million as a result of changes in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2010 included a $38.5 million decrease in restricted cash and a $16.3 million increase in accounts receivable.  The change in our restricted cash is the result of replacing letters of credit that were secured by $62.0 million of cash with letters of credit issued against our Revolver, net of $23.5 million of restricted cash to support the availability under our Revolver and bonds that we have issued.    During 2009, our net income, as adjusted for non cash charges, was reduced by $37.2 million as a result of changes in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2009 includes a $13.0 million increase in accounts receivable and a $21.1 million increase in inventory.

Net cash used in investing activities increased by $11.1 million to $59.7 million for the nine months ended September 30, 2010 as compared to the same period in 2009 and consisted of capital expenditures.  Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations.

Net cash used by financing activities was $1.3 million for the nine months ended September 30, 2010 and consisted of debt issuance costs on the amendment to the Revolver.  Net cash used by financing activities was $17.9 million for the nine months ended September 30, 2009 and consisted primarily of net repayments on the Revolver.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through September 30, 2010, we estimate that, as of September 30, 2010, we controlled approximately 228.8 million tons of proven and probable coal reserves in the CAPP region and 41.6 million tons in the Midwest region.  The following table provides additional information regarding changes to our reserves since December 31, 2009 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2009 (1)	231.2	39.9	271.1
Coal Extracted	(4.7)	(2.1)	(6.8)
Acquisitions (2)	0.9	-	0.9
Adjustments (3)	2.0	3.8	5.8
Divesture (4)	(0.6)	-	(0.6)
Proven and Probable Reserves, as of September 30, 2010 (1)	228.8	41.6	270.4

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At September 30, 2010, we had $103.2 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $58.9 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $4.0 million. Surety bond costs have increased over time and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for workers’ compensation programs, various insurance contracts and other obligations. As of September 30, 2010, we had $58.8 million of letters of credit outstanding.  The letters of credit are issued under our Revolver.

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

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 5.3% at December 31, 2009.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.3% to 4.8%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $1.9 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of September 30, 2010 was $61.5 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.8% at December 31, 2009. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate by 0.5% to 5.3%, all other things being equal, the present value of our black lung obligation would increase by approximately $2.2 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of September 30, 2010 was $44.8 million.

In March 2010, The Patient Protection and Affordable Care Act of 2010 (Act) was enacted into law and included a black-lung provision that creates a rebuttable presumption that a miner with at least 15 years of service, with totally disabling pulmonary or respiratory lung impairment and negative radiographic chest x-ray evidence would be disabled due to pneumoconiosis and be eligible for black lung benefits.  The new Act also makes it easier for widows of miners to become eligible for benefits.  In the first quarter of 2010, we made an initial evaluation of the impact of these changes on a limited population of current and potential future claimants, resulting in an estimated $9.4 million increase to the black lung obligation. This estimated increase in the black lung obligation was recorded along with an increase in the actuarial loss included in “Accumulated other comprehensive loss” on our balance sheet.  Beginning in the second quarter of 2010, we recorded a $0.4 million increase in the quarterly black lung expense related to the amortization of this additional actuarial loss and increases in the service and interest cost components.  As of September 30, 2010, we are not able to estimate the impact of this legislation on the obligations related to future claims from older terminated miners and possible re-filed claims, due to significant uncertainty around the number of claims that will be filed and the effect the new award criteria will have on these claim populations.  We will continue to assess the impact of this legislation on our initial estimate as additional information becomes available and future regulations are issued.

Defined Benefit Pension

We have in place a non-contributory defined benefit pension plan under which all benefits were frozen in 2007.  The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments with comparable maturities. At December 31, 2009, the discount rate used to determine the obligation was 5.9%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.9% to 5.4%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $4.5 million.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the period ended December 31, 2009. Significant changes to these rates would introduce volatility to our pension expense.  Our accrued pension obligation as of September 30, 2010 was $12.1 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our asset retirement obligation liabilities consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. US GAAP requires that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is our estimate of our credit adjusted risk free rate. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under US GAAP, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. US GAAP recognizes that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of September 30, 2010 was $47.4 million.

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

We have recorded a $25.9 million valuation allowance against our gross deferred tax assets as of September 30, 2010 for the portion of the gross deferred tax asset that does not meet the more likely than not criteria to be realized.  In 2009 and 2010, we recorded an income tax benefit for the reduction in our valuation allowance related to net operating loss carryforwards that we expect will be utilized.  In connection with the completion of our forecasts for future taxable income in the fourth quarter of 2010 and considering other factors, including recent positive operating results, we will evaluate whether a portion of our deferred tax assets that are currently being reduced by a valuation reserve will ultimately be realizable.  As a result, our fourth quarter 2010 income taxes may include a substantial tax benefit related to the reversal of a substantial portion of our income tax valuation allowance.

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

Recent Accounting Pronouncements

In the nine months ended September 30, 2010, there were no accounting pronouncements that became effective that impacted our financial statements.

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

Adjusted EBITDA and the leverage ratio are the amounts used in our current debt covenants.  Adjusted EBITDA is defined as EBITDA further adjusted for certain cash and non-cash charges and the leverage ratio limits are debt to a multiple of adjusted EBITDA.  The leverage ratio is calculated as the Company’s Senior Funded Indebtedness divided by annualized Adjusted EBITDA.  Adjusted EBITDA is calculated below.  The Senior Funded Indebtedness includes the amounts outstanding under our Revolver and the amount of letters of credits issued under our Revolver.  As of September 30, 2010, we had $58.8 million of Senior Funded Indebtedness outstanding.  Adjusted EBITDA and the leverage ratio are used to determine compliance with financial covenants and our ability to engage in certain activities such as incurring additional debt and making certain payments.

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

EBITDA and Adjusted EBITDA are calculated as follows:

	Nine months ended
	September 30
	2010	2009

Net income	$52,295	54,157
Income tax (benefit) expense	(674)	1,517
Interest expense	22,427	11,790
Interest income	(600)	(55)
Depreciation, depletion, and amortization	48,281	45,967
EBITDA (before adjustments)	$121,729	113,376
Other adjustments specified in our current debt agreement	6,420	10,023
Adjusted EBITDA	$128,149	123,399

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our $150 million Senior Notes and $172.5 million Convertible Senior Notes have a fixed interest rate and are not sensitive to changes in the general level of interest rates.  Our Revolver has floating interest rates on borrowings based on our option of either the base rate or LIBOR rate.  Letters of credits secured by the Revolver have a fixed interest rate.  As of September 30, 2010, we had no borrowings outstanding under the Revolver.  We currently do not use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments.  The percentage of our sales pursuant to long-term contracts was approximately 88% for the nine months ended September 30, 2010.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived 89% of our total revenues (contract and spot) for the nine months ended September 30, 2010 and 92% of our total revenues in 2009, from our electric utility customers.  Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities).  All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

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

Our Central Appalachia mines generally ship coal via rail systems.  During 2009, we shipped in excess of 95% of our coal from our Central Appalachia mines via CSX.  In the Midwest, we shipped approximately 63% of our produced coal by truck and the remainder via rail systems.  We believe that our 2010 transportation modes have been, and we believe that they will continue to be comparable to those used in 2009.  Our dependence upon railroads and third party trucking companies impacts our ability to deliver coal to our customers.  Disruption of service due to weather-related problems, strikes, lockouts, bottlenecks and other events could temporarily impair our ability to supply coal to our customers, resulting in decreased shipments.  Decreased performance levels over longer periods of time could cause our customers to look elsewhere for their fuel needs, negatively affecting our revenues and profitability.

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

As a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al.  v. EPA, 549 U.S.  497 (2007), finding that greenhouse gases fall within the Clean Air Act definition of “air pollutant,” the EPA was required to determine whether emissions of greenhouse gases “endanger” public health or welfare.  In December 2009, the EPA published its finding that current and projected concentrations of carbon dioxide and five other greenhouse gases in the atmosphere threaten the public’s health and welfare.  This finding enables the EPA to proceed with a broad regulatory program for the control of greenhouse gas emissions, including carbon dioxide emissions.  The EPA has recently completed several rulemaking actions indicating its intent to do so, including, among others, a final greenhouse gas reporting rule for certain major stationary source permitting programs, final regulations to control greenhouse gas emissions from light duty vehicles, and a final “tailoring” rule explaining how it would implement the Clean Air Act’s Title V and prevention of significant deterioration permitting programs with respect to greenhouse gas emissions from major stationary sources.  In the second quarter of 2009, the U.S House of Representatives passed a bill that would reduce greenhouse gas emissions to 17% below 2005 levels by 2020 and 80% below 2005 levels by the middle of the century.  In recent legislative sessions, both houses of Congress have considered new legislation that could establish a national cap on, or other regulation of, carbon emissions and other greenhouse gases.  Recent proposals include a cap and trade system that would require the purchase of emission permits, which could be traded on the open market.  These proposals will make it more costly to operate coal-fired plants and could make coal a less attractive fuel for future power plants.  Any new or proposed requirements adversely affecting the use of coal could adversely affect our operations and results.

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

Prior to placing excess fill material in valleys in connection with surface mining operations, coal mining companies are required to obtain a permit from the U.S. Army Corps of Engineers (Corps) under Section 404 of the Clean Water Act (404 Permit).  Previously, this permit could be either a simplified Nationwide Permit #21 (NWP 21) or a more complicated individual permit.  Litigation respecting the validity of the NWP 21 permit program has been ongoing for several years.  Recently, the Corps announced its decision to suspend the use of NWP 21 in the Appalachian region comprised of six states including Kentucky where we operate.  Litigation respecting the issuance of certain Section 404 permits has also been ongoing for several years, focusing primarily on whether the Corps’ decision to issue such permits conformed to the requirements of the Clean Water Act and/or the National Environmental Policy Act.  The matters at issue in such litigation are such that a ruling for the plaintiffs could have an adverse impact on our planned surface mining operations.

 In 2009, the EPA announced publicly that it will exercise its statutory right to more actively review Section 404 permitting actions by the Corps.  In the third quarter of 2009, the EPA announced that it would further review 79 surface mining permit applications, including four of our permits.  These 79 permits were identified as likely to impact water quality and therefore requiring additional review under the Clean Water Act.  EPA oversight could further delay and/or restrict the issuance of such permits, either of which events could have an adverse impact on our planned mining operations.  More recently, the EPA announced acceptable levels for the conductivity of water in streams receiving discharge from permitted coal mining sites in a six-state area of Central Appalachia including Kentucky where we operate.  If such levels of conductivity are permanently imposed, they could have a significant impact on our ability to secure Section 404 permits and have a material impact on our operations.  The National Mining Association, on behalf of its member companies including coal producers such as ourselves, has filed suit against the EPA and the Corps contesting the legality of the enhanced review process and the imposition of such conductivity standard.  The states of West Virginia and Kentucky, and the coal associations in those states, have also filed suits contesting these actions.

We have significant reclamation and mine closure obligations.  If the assumptions underlying our accruals are materially inaccurate, we could be required to expend greater amounts than anticipated.

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining.  We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary.  Under U.S. generally accepted accounting principles we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves.  The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset.  At September 30, 2010, we had accrued $47.4 million related to estimated mine reclamation costs.  The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted interest rates.  Furthermore, these obligations are unfunded.  If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

We experienced operating losses and net losses in the each of the years ended December 31, 2008 and 2007.  While we were profitable in the year ended December 31, 2009 and the nine months ended September 30, 2010, we must continue to carefully manage our business, including the balance of our long-term and short-term sales contracts and our production costs.  Although we seek to balance our contract mix to achieve optimal revenues over the long term, the market price of coal is affected by many factors that are outside of our control.  Our production costs have increased in recent years, and we expect higher costs to continue for the next several years.  Additionally, certain of our long term contracts for sales of coal are priced substantially above current spot prices for coal.  Our profitability in the future will be impacted by the price levels that we achieve on future long term contracts.  Accordingly, we cannot assure you that we will be able to achieve profitability in the future.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.

For the nine months ended September 30, 2010, we generated approximately 89% of our total revenues from several long-term contracts and spot sales with electrical utilities, including 40% from South Carolina Public Service Authority, 31% from Georgia Power Company and 11% from Indianapolis Power and Light.  At September 30, 2010, we had coal supply agreements with these customers that expire in 2011 to 2012.  The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

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

The operating profits we realize from coal sold under supply agreements depend on a variety of factors.  In addition, price adjustment and other provisions may increase our exposure to short-term coal price volatility provided by those contracts.  If a substantial portion of our coal supply agreements expire or are modified or terminated, we could be materially adversely affected to the extent that we are unable to find alternate buyers for our coal at the same level of profitability.  As a result, we might not be able to replace existing long-term coal supply agreements at the same prices or with similar profit margins when they expire or are modified or terminated.

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

Underground coal mining is subject to ever increasing federal and state regulatory control relating to mine safety and health and to ever increasing enforcement activities intended to compel compliance with such laws and regulations.  Within the last few years the industry has seen enactment of the federal MINER Act and subsequent additional legislation and regulation imposing significant new safety initiatives.  Various states also have enacted their own new laws and regulations imposing additional requirements related to mine safety.  These new laws and regulations have and will continue to cause us to incur substantial additional costs, which will adversely impact our operating performance.

The U.S. Department of Labor, Mine Safety and Health Administration (MSHA), periodically notifies certain coal mines that a potential pattern of violations may exist based upon an initial statistical screening of violation history and pattern criteria review by MSHA.   In the past, certain of our mines have received notices that a potential pattern of violations might exist.  Upon receipt of such a notification, we conduct a comprehensive review of the operation that received the notification and prepare and submit to MSHA a plan designed to enhance employee safety at the mine through better education, training, mining practices, and safety management.  Following implementation of the plan, MSHA conducts a complete inspection of the mine and further evaluates the situation and then advises the operator whether a pattern of violation exists and whether further action will be taken.  No pattern of violations has been found to exist at any of our mines that have received such a notification.  The failure to remediate the situation resulting in a finding that a pattern of violation does exist at a mine could have a significant impact on our operations.
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

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations.  As of September 30, 2010, we had outstanding surety bonds with third parties for post-mining reclamation totaling $58.9 million.  Furthermore, we have surety bonds for an additional $44.3 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations.  Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral.  We have satisfied our obligations under these statutes and regulations by providing letters of credit, cash collateral or other assurances of payment.  However, letters of credit can be significantly more costly to us than surety bonds.  The issuance of letters of credit under our Revolver also reduces amounts that we can borrow under our Revolver.  If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may he negatively affected.

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

We are required by law to provide various long-term employee benefits.  We accrue amounts for these obligations based on the present value of expected future costs.  We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations.  At September 30, 2010, the current and non-current portions of these obligations included $44.8 million for coal workers’ black lung benefits and $61.5 million for workers’ compensation benefits.

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

We provide benefits under a defined benefit pension plan that was frozen in 2007.  As of September 30, 2010, we estimated that our obligation under the pension plan was underfunded by approximately $12.1 million.  If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated.  The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year.  In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

Our total consolidated long-term debt as of September 30, 2010 was $282.5 million (net of a discount on our convertible notes of $40.0 million).  Our level of indebtedness could result in the following:

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

Our debt instruments impose a number of restrictions on us.  A failure to comply with these restrictions could adversely affect our ability to borrow under our revolving credit facility or result in an event of default under our debt instruments.  Our debt instruments contain financial and other covenants that create limitations on our ability to, among other things, utilize the full amount on our revolver for borrowings or to issue letters of credit or incur additional debt, and require us to maintain various financial ratios and comply with various other financial covenants.  The minimum Adjusted EBITDA and Leverage Ratio covenants are only applicable if our unrestricted cash falls below $75 million and remain in effect until our unrestricted cash exceeds $75 million for 90 consecutive days (the Trigger Event).  These most restrictive covenants include the following:

•
If we have a Trigger Event, our revolving credit facility requires that we achieve a minimum Adjusted EBITDA, which is defined in that agreement as “Consolidated EBITDA”.  Adjusted EBITDA is measured at the end of each quarter for the preceding 12 months.  If measured, the required minimum Adjusted EBITDA would range from $94.0 million to $105.0 million during 2010.  In order to meet the twelve month Adjusted EBITDA target at September 30, 2010, we needed Adjusted EBITDA of $75.3 million in the nine months ended September 30, 2010.   Our Adjusted EBITDA in the nine months ended September 30, 2010 was $128.1 million.  The most directly comparable US GAAP financial measure is net income.  For the nine months ended September 30, 2010, we had net income of $52.3 million.  Adjusted EBITDA is defined and reconciled to EBITDA and Net Loss under “Reconciliation of Non-GAAP Measures” in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
If we have a Trigger Event, our revolving credit facility requires that our Leverage Ratio (as defined in the revolving credit facility) not exceed a specified multiple at the end of each quarter.  If measured, the Leverage Ratio would be permitted to be 0.68X to 0.62X during 2010.  Our Leverage Ratio was 0.39X as of September 30, 2010.

•
In the fourth quarter of 2010, our revolving credit facility was amended to modify the target threshold for Capital Expenditures (as defined in the revolving credit facility) that we may make or agree to make in any fiscal year.  For the fiscal year ended December 31, 2010, we cannot make Capital Expenditures in excess of $100.0 million.  For the nine months ended September 30, 2010, we made Capital Expenditures of $59.7 million.

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

We believe that our cash on hand, the availability under our revolving credit facility and cash generated from our operations will provide us with adequate liquidity through 2011.  However, such funds may not provide sufficient cash to fund any future acquisitions.  Accordingly, we may need to conduct additional debt or equity financings in order to fund any such additional acquisitions, unless we issue shares of our common stock as consideration for those acquisitions.  If we are unable to obtain any such financings, we may be required to forego future acquisition opportunities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

 None.

ITEM 5. OTHER INFORMATION

 On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Act) was enacted. Section 1503 of the Act contains new reporting requirements regarding coal or other mine safety.

The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977 (the Mine Act). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. The below presents information regarding certain mining safety and health citations which MSHA has issued with respect to our coal mining operations. In evaluating this information, consideration should be given to factors such as: (i) the number of citations and orders will vary depending on the size of the coal mine, (ii) the number of citations issued will vary from inspector to inspector and mine to mine, and (iii) citations and orders can be contested and appealed, and in that process, may be reduced in severity and amount, and are sometimes dismissed.

The information below includes references to specific sections of the Mine Act.   The information provided is for the three months ended September 30, 2010, except for pending legal actions, which are as of September 30, 2010:

(1)	For each coal or other mine, of which the issuer or a subsidiary of the issuer is an operator (number of occurrences, except for proposed assessment dollar values)

Mine	Section 104A S&S Citations (A)	Section 104(b) Orders (B)	Section 104(d) Citations and Orders (C)	Section 110(b)(2) Violations (D)	Section 107(a) Orders (E)	Proposed MSHA Assessments (F)	Fatalities (G)	Pending Legal Actions (H)

Bell County Coal Corporation
Jellico	27	-	-	-	-	$5,225	-	8
Garmeada #2	7	-	-	-	-	4,137	-	3
Coal Creek	3	-	-	-	-	726	-	3
Mosley Spur	-	-	-	-	-	-	-	3
Cabin Hollow	-	-	-	-	-	-	-	3
Bledsoe Coal Corporation
Beechfork Mine	42	-	1	-	-	80,273	-	5
Oldhouse Branch	9	-	-	-	-	4,099	-	1
Abner Branch Rider	18	-	-	-	-	-	-	5
Tantrough	14	-	-	-	-	9,599	-	2
#4	-	-	-	-	-	-	-	4
#61 Plant	1	-	-	-	-	-	-	-
#1 Plant	3	-	-	-	-	-	-	-
Shamrock Coal Company	-	-	-	-	-	-	-	3
Blue Diamond Coal Company
#74	-	-	-	-	-	-	-	1
#75	38	-	2	-	-	-	-	8
#77	16	-	-	-	-	54,814	-	21
Calvary No. 81	26	-	2			81,918	-	16
76 Plant	-	-	-	-	-	3,646	-	2
James River Coal Service Company
Lick Branch Strip	1	-	-	-	-	508	-	-
Harmonds Branch	1	-	-	-	-	-	-	-
Leeco Inc.
# 68	89	-	15	-	-	55,653	-	17
# 64 Plant	1	-	-	-	-	-	-	-
Mccoy
Mine #12	-	-	-	-	-	-	-	1
Mine # 15	31	-	-	-	-	37,861	-	21
Mine # 16	6	-	-	-	-	5,167	-	8
Mine # 23	7	-	-	-	-	7,099	-	11
Bevins Branch Preparation Plant	8	-	-	-	-	3,943	-	-
Shamrock Coal Company
Beech Fork Coal Prep Facility	8	-	-	-	-	4,817	-	1
Triad Underground Mining LLC
Freelandville Underground	2	-	-	-	-	4,635	1	5
Triad Mining Inc.
Log Creek Surface	-	-	-	-	-	200	-	1
Freelandville Mine	-	-	-	-	-	-	-	1

(A)
The total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Mine Act for which the operator received a citation from the Mine Safety and Health Administration

(B)	The total number of orders issued under section 104(b) of the Mine Act

(C)	The total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under section 104(d) of the Mine Act

	(D)	The total number of flagrant violations under section 110(b)(2) of the Mine Act

	(E)	The total number of imminent danger orders issued under section 107(a) of the Mine Act

	(F)	The total dollar value of proposed assessments from the MSHA under the Mine Act

	(G)	The total number of mining-related fatalities

(H)
The total number of pending legal actions before the Federal Mine Safety and Health Review Commission.  Each legal action is assigned a docket number and may have as its subject matter one or more citations, orders, penalties or complaints.

(2)
A list of such coal or other mines, of which the issuer or a subsidiary of the issuer is an operator, that receive written notice from the MSHA of — (A) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health and safety hazards under section 104(e) of such Act (30 U.S.C. 814 (e)); or (B) the potential to have such a pattern.

   None

(3)	Any pending legal action before the Federal Mine Safety and Health Review Commission involving such coal or other mine. See footnote (H) in the table above.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1
Second Amendment to Amended and Restated Revolving Credit Agreement by and among the Registrant, certain of its subsidiaries, the Lenders thereto, and General Electric Capital Corporation as Administrative and  Collateral Agent

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

James River Coal Company

By: /s/  Peter T. Socha
Peter T. Socha
Chairman, President and
Chief Executive Officer

By: /s/ Samuel M. Hopkins II
Samuel M. Hopkins, II
Vice President and
Chief Accounting Officer

November 3, 2010