Form 10-K
period 2010-12-31
James River Coal CO
filed 2011-03-09
CIK 1297720

.

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File Number
December 31, 2010	000-51129

JAMES RIVER COAL COMPANY
(Exact name of registrant as specified in its charter)

Virginia	54-1602012
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

901 E. Byrd Street, Suite 1600
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (804) 780-3000

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.01 per share
Series A Participating Cumulative Preferred
Stock Purchase Rights
Name of each exchange on which registered:	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:	None

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer	☐Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐             No    ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing sale price of Common Stock, par value $0.01 per share, on June 30, 2010 as reported on the Nasdaq Global Market, was approximately $316,862,000 (affiliates being, for these purposes only, directors, executive officers and holders of more than 10% of the registrant’s Common Stock).

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of February 15, 2011 was 27,779,351.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference into Part III of this Annual Report on Form 10-K.

JAMES RIVER COAL COMPANY

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business	2
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	32
Item 2.	Properties	32
Item 3.	Legal Proceedings	33
Item 4.	[Removed and Reserved]	33

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34
Item 6.	Selected Financial Data	35
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	34
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	53
Item 8.	Financial Statements and Supplementary Data	53
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	53
Item 9A.	Controls and Procedures	53
Item 9B.	Other Information	56

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	59
Item 11.	Executive Compensation	59
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59
Item 13.	Certain Relationships and Related Transactions, and Director Independence	59
Item 14.	Principal Accountant Fees and Services	59

PART IV

Item 15.	Exhibits, Financial Statement Schedules	60

i

PART I

Available Information

The Company’s website address is http://www.jamesrivercoal.com.  The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after filing or furnishing the material to the Securities and Exchange Commission (the “SEC”).   However, our website and any contents thereof should not be considered to be incorporated by reference into this document. You may read and copy documents the Company files at the SEC’s public reference room at 100 F Street, NE, Washington, D.C., 20549.   Please call the SEC at 1-800-SEC-0330 for information on the public reference room.   The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC.   The SEC’s website is http://www.sec.gov.

In Part III of this Form 10-K, we incorporate certain information by reference from our Proxy Statement for the 2011 Annual Meeting of Shareholders.  The Company expects to file the Proxy Statement with the SEC on or about April 30, 2011, and will make it available on the Company website as soon as reasonably practicable.  Please refer to the Proxy Statement when it is available.

Item 1.     Business

General Business

Overview

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana.  As of December 31, 2010, our six mining complexes included 18 underground mines, 9 surface mines and 10 preparation plants, five of which have integrated rail loadout facilities and three of which use a common loadout facility at a separate location.  As of December 31, 2010, we believe that we controlled approximately 271.3 million tons of proven and probable coal reserves.  At current production levels, we believe these reserves would support greater than 30 years of production.

In 2010, we produced 8.8 million tons of coal (including 0.1 million tons of coal produced in our mines that are operated by contract mine operators) and we purchased another 0.1 million tons for resale.  Of the 8.8 million tons produced from Company mines, approximately 65% came from underground mines, while the remaining 35 % came from surface mines.  In 2010, we generated revenues of $701.1 million and had net income of $78.2 million.  Approximately 88% of our 2010 revenues were generated from coal sales to electric utility companies and the remainder came from coal sales to industrial and other companies.  In 2010, South Carolina Public Service Authority, Georgia Power Company and Indianapolis Power and Light were our largest customers, representing approximately 39%, 32% and 11% of our revenues, respectively.   No other customer accounted for more than 10% of our revenues.

The coal that we sell is obtained from three sources:  our Company-operated mines, mines that are operated by independent contract mine operators, and other third parties from whom we purchase coal for resale.  Contract mining and coal purchased from other third parties provide flexibility to increase or decrease production based on market conditions.  The table below reflects the amount and percentage of coal obtained from those sources in 2010:

	Tons (000s)	Percentage of total coal obtained by the Company
Coal produced from Company-operated mines	8,705	97.7%
Coal obtained from mines operated by independent contractors	77	0.9%
Coal purchased from third parties	128	1.4%
	8,910	100%

On March 6, 2011, we signed a definitive agreement (the “Purchase Agreement”) to purchase International Resource Partners LP (“IRP”) and its subsidiary companies for $475 million in an all-cash transaction.  We have secured $375 million in committed bridge financing from Deutsche Bank AG Cayman Islands Branch (“Deutsche Bank”) and UBS Loan Finance LLC (“UBS”), which in addition to existing cash balances, is expected to be sufficient to finance the purchase price to IRP.  Rather than borrow under the committed financing, we may seek to issue common stock, convertible notes, senior notes or other securities in one or more public or private offerings in connection with the proposed acquisition.  There can be no assurance that we will undertake or complete any such financing transaction.

The Purchase Agreement contains customary representations, warranties, covenants and conditions, as well as indemnification provisions subject to specified limitations.  The closing of the proposed acquisition is subject to the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, certain third party consents and other customary closing conditions.  The proposed acquisition is expected to close in the first half of 2011.

IRP mines, processes and sells metallurgical and steam coal through its mining complexes in Southern West Virginia and Eastern Kentucky.  IRP, through its wholly owned subsidiary Logan & Kanawha, also conducts coal brokering and trading operations.   Including brokered coal, IRP had revenues of $490.3 million for the year ended December 31, 2010.  IRP had approximately 86 million tons of proven and probable coal reserves as of December 31, 2010.

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

The coal face is cut with continuous mining machines and the coal is transported from the continuous mining machine to the mine conveyor belts using a continuous haulage system, shuttle cars or ram cars.  The mine conveyor system consists of a series of conveyor belts, which transport the coal from the active face areas to the surface.  Once on the surface, the coal is transported to the preparation plants where it is processed to remove any impurities.  The coal is then transported to the clean coal stockpiles or silos from which it is loaded for shipment to our customers.  Reserve recovery, a measure of the percentage of the total coal in place that is ultimately produced, using this method of mining typically depends on the shape of the reserve, the amount of low-cover areas, and the geological characteristics of the reserve body.

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

As of December 31, 2010, we had 9 Company-operated surface mines, two of which had a contract highwall miner operated in connection with the surface operations.

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

As of December 31, 2010, we had 16 Company-operated underground mines and 2 contract underground mines in operation for a total of 18 mines, of which 15 were drift mines and the remaining three were below-drainage mines.

Mining Operations

Our coal production is conducted through five mining complexes in the Central Appalachia Region and one mining complex in the Midwest Region.  We generally do not own the land on which we conduct our mining operations.  Rather, our coal reserves are controlled pursuant to leases from third party landowners.  We believe that greater than 95% and 90% of our coal reserves in the Central Appalachia Region and Midwest Region, respectively, are controlled pursuant to leases from third party landowners.  These leases typically convey mining rights to the coal producer in exchange for a per ton fee or royalty payment of a percentage of the gross sales price to the lessor.  The average royalties for coal reserves from our producing properties were approximately 8.8% and 4.3% of produced coal revenue for the year ended December 31, 2010, in the Central Appalachia Region and the Midwest Region, respectively.

All of our operations are located on or near public highways and receive electrical power from commercially available sources.  Existing facilities and equipment are maintained in good working condition and are continuously updated through capital expenditure investments.

The following table provides summary information on our mining complexes as of December 31, 2010:

	Number and Type of Mines				Quality of Shipments for the year ended 2010
Mining Complex	Underground	Surface (S) and Highwall (HW)	Total	Tons Shipped (000’s)	Average Sulfur Content (%)	Average Ash Content (%)	Average BTU Content
Central Appalachia
Bell County Coal Corporation	2	-	2	340	1.6	7.1	13,209
Bledsoe Coal Corporation	4	-	4	1,326	1.2	7.9	13,021
Blue Diamond Coal Corporation	3	1S	4	1,446	1.0	8.3	13,020
Leeco, Inc.	1	2S /1HW(1)	3	1,218	0.9	9.5	12,878
McCoy Elkhorn Coal Corporation	6	1S /1HW(1)	7	1,779	1.5	8.4	12,798

Midwest
Triad Mining, Inc	2	5S	7	2,810	3.2	8.8	11,242

(1)  Highwall Miner operated in conjunction with surface mining.

The following summarizes additional information concerning each of our six mining complexes:

Bell County.  The Bell County complex is located in Bell County in eastern Kentucky.  We use room and pillar mining and mine the Jellico and Garmeada seams of coal.  Coal is processed at our preparation plant and loaded into railcars via an integrated four-hour unit train loadout that is serviced by both the CSX and Norfolk Southern railroads.  As of December 31, 2010, we employed 127 mining and support personnel at this complex.

Bledsoe.  The Bledsoe complex is located in Leslie and Harlan counties in eastern Kentucky.  We use room and pillar mining and mine the Hazard #4 and #4 Rider seams of coal at this complex.  Coal is processed at one of two preparation plants and loaded into railcars at a separate location via a four-hour unit train loadout on the CSX railroad.  As of December 31, 2010, we employed 357 mining and support personnel at this complex.

Blue Diamond.  The Blue Diamond complex is located in Leslie, Perry and Letcher counties in eastern Kentucky.  We use room and pillar mining for our underground mines and we use the contour method for our surface mine.  We mine the Hazard #4 and Elkhorn #3 seams of coal at this complex.  Coal is processed at our preparation plant, and loaded into railcars via an integrated four-hour unit train loadout on the CSX railroad.  As of December 31, 2010, we employed 303 mining and support personnel at this complex.

Leeco.  The Leeco complex is located in Knott and Perry counties in eastern Kentucky.  Our underground mine uses room and pillar mining and our surface mines use the contour and highwall mining methods.  We mine the Amburgy seam of coal and the Hazard #4, #5, #6, #7, #8 and #9 seams at this complex.  Coal is processed at our preparation plant and loaded into railcars via an integrated four-hour unit train loadout on the CSX railroad.  As of December 31, 2010, we employed 255 mining and support personnel at this complex.

McCoy Elkhorn.  The McCoy Elkhorn complex is located in Pike and Floyd counties in eastern Kentucky.  Our underground mines use room and pillar mining and our surface mine uses the contour and highwall mining methods.  Two of the underground mines and the highwall miner at the McCoy Elkhorn complex are operated by contractors.  We mine the Millard, Alma, Elkhorn #2 and Elkhorn #3 seams at this complex.  Coal is processed at our two preparation plants and loaded into railcars via integrated four-hour unit train loadouts on the CSX railroad.  As of December 31, 2010, we employed 362 mining and support personnel at this complex.

Triad.  The Triad complex is located in Pike and Knox counties in southern Indiana.  We use room and pillar mining to mine the Springfield seam of coal, and use the surface mine  method to mine multiple seams, including the Danville, Millersburg, Hymera, Bucktown and Springfield seams.  Coal is processed at one of three active preparation plants and loaded into trucks for delivery to the customer or by rail at our Switz City loadout.  The Switz City loadout is serviced by Indiana Railroad and the Indiana Southern Railroad.  As of December 31, 2010, we employed approximately 292 mining and support personnel at this complex.

Contract mining represented less than 1.0% of our coal production in the year ended December 31, 2010. Each mining complex monitors its contract mining operations and provides geological and engineering assistance to the contract mine operators.  The contract mine operators generally provide their own equipment and operate the mines using their employees.  Independent contract mine operators are paid a fixed rate for each ton of saleable product.  We are primarily responsible for the reclamation activities involved with all contractor-operated mines.  Contractors that operate surface mines, however, typically are contractually obligated to perform, on our behalf, the reclamation activities associated with the mines they operate.  Our relationships with contract mine operators typically can be cancelled by either party without penalty by giving between 30 and 60 days notice.

Reserves

We have an ongoing mineral development drilling and exploration program on our coal properties.  The purpose of the drilling and exploration program is to assist us with planning our mining activities and to better assess our coal reserves.  In April 2004, we asked Marshall Miller & Associates, Inc. (“MM&A”) to prepare a detailed study of our reserves in Central Appalachia as of March 31, 2004 based on all of our geologic information, including our updated drilling and mining data.  For the Triad properties, MM&A also prepared a detailed study of Triad’s reserves as of February 1, 2005 for the reserves obtained in the acquisition of Triad and as of April 11, 2006 for certain additional reserves acquired in the second quarter of 2006.   We have used MM&A’s March 31, 2004 study as the basis for our current internal estimate of our Central Appalachia reserves and MM&A’s February 1, 2005 and April 11, 2006 studies as the basis for our current internal estimate of our Midwest reserves (collectively the “MM&A studies”).  However, MM&A has not conducted a coal reserve study on our December 31, 2010 estimate.

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

As of December 31, 2010, we estimated that we controlled approximately 230.4 million tons of proven and probable coal reserves in Central Appalachia and 40.9 million tons of proven and probable coal reserves in the Midwest.

Reserves for these purposes are defined by SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  The reserve estimates have been prepared using industry-standard methodology to provide reasonable assurance that the reserves are recoverable, considering technical, economic and legal limitations.  Although the MM&A studies found our reserves to be reasonable (notwithstanding unforeseen geological, market, labor or regulatory issues that may affect the operations), the MM&A studies did not include an economic feasibility study of our reserves.  In accordance with standard industry practice, we have performed our own economic feasibility analysis for our reserves.  It is not generally considered to be practical, however, nor is it standard industry practice, to perform a feasibility study for a company’s entire reserve portfolio.  In addition, MM&A did not independently verify our control of our properties, and has relied solely on property information supplied by us.  Reserve acreage, average seam thickness, average seam density and average mine and wash recovery percentages were verified by MM&A to prepare a reserve tonnage estimate for each reserve.  There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves as discussed in “Critical Accounting Estimates – Coal Reserves”.

The following table provides information on our mining complexes reserves (the quality information is based on the MM&A studies):

			Approximate Overall Reserve Quality (2), (3)
Mining Complex	Proven & Probable Reserves As of December 31, 2010 (1),(4)	Estimated Years of Reserve Life Based on 2010 Production Levels	Ash Content (%)	Sulfur Content (%)	Heat Value (Btu/lb.)
Central Appalachia	(millions of tons)
Bell County	9.4	32.7	5.1	1.0	13,500

Bledsoe	55.5	43.0	7.8	1.2	13,000

Blue Diamond	76.7	49.3	4.7	1.1	13,700

Leeco	51.6	41.6	7.0	1.2	13,200

McCoy Elkhorn	37.2	21.1	5.7	1.6	13,300

Total/Average	230.4	37.6	6.3	1.3	13,300

Midwest
Triad	40.9	14.4	8.8	3.2	12,000

(1)
Proven reserves have the highest degree of geologic assurance and are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; (b) grade and/or quality are computed from the results of detailed sampling and (c) the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.  Probable reserves have a moderate degree of geologic assurance and are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.  This reserve information reflects recoverable tonnage on an as-received basis with 5.5% moisture.

(2)
Ash and sulfur content is expressed as the percent by weight of those constituents in the coal sample compared to the total weight of the sample being tested.  Heat value is expressed as Btu per pound in the coal based on laboratory testing of coal samples.  The samples are typically obtained from exploratory core borings placed at strategic locations within the coal reserve area.  Approximately 82% of the reserve tons have representative samples (degree of representation varies from area to area) and 18% of the reserve tons have no site-specific samples (and are therefore not included in the overall quality estimate).  The samples are sent to accredited laboratories for testing under protocols established by the American Society of Testing and Materials (ASTM).  The estimated overall quality values are derived by a multiple step process, including: (a) for each mine or reserve area, an arithmetic average quality (dry basis) was prepared to represent the coal tons within the area, based on samples from the area; (b) the overall quality of reserves for each mine complex was determined by performing a tonnage-weighted average of the average quality of all mine and reserve areas within the division; and (c) the resulting dry basis overall quality was converted to wet product basis to reflect its anticipated moisture content at the time of sale.  The actual quality of the shipped coal may vary from these estimates due to factors such as: (a) the particle size of the coal fed to the plant; (b) the specific gravity of the float media in use at the preparation plant; (c) the type of plant circuit(s); (d) the efficiency of the plant circuit(s); (e) the moisture content of the final product; and (f) customer requirements.

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

(4)
Represents the Company’s estimate of reserves at December 31, 2010 based on additional information or reserves obtained from exploration and acquisition activities, production activities or discovery of new geologic information.  We calculated the adjustments to the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these December 31, 2010 estimates have not been reviewed by MM&A.

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

In Central Appalachia, substantially all of our coal is shipped by train and sold f.o.b. the railcar at the point of loading; transportation costs are normally borne by the customer.  In addition to our well-positioned unit train loadout facilities on the CSX Corporation railroad, our Bell County mining complex has dual service provided by the CSX and Norfolk Southern Corporation railroads in Bell County, Kentucky.

In the Midwest, coal is shipped primarily by train and by truck to our customers.  The trucked coal is primarily sold f.o.b delivery point with transportation costs borne by either the customer or us.  Coal delivered by train and barge is sold f.o.b. at the point of loading, with transportation costs normally borne by the customer.  Our Triad mining complex has rail service provided by Indiana Railroad and Indiana Southern Railroad.

Our mining complexes are supported by personnel located in London and Lexington, Kentucky who provide engineering and permitting assistance, project management, land management and lease administration, coal quality control and quality reporting, accounting and purchasing support, and railroad transportation scheduling services.

Customers and Coal Contracts

As is customary in the coal industry, we regularly enter into long-term contracts (which we define as contracts with terms of one year or longer) with many of our customers.  These arrangements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices.  In 2010, we generated approximately 85% of our total revenues from long-term contracts to sell coal to electric utilities.  For the year ended December 31, 2010, South Carolina Public Service Authority (39%), Georgia Power Company (32%) and Indianapolis Power and Light (11%) were our largest customers by revenues.  No other customer accounted for more than 10% of revenues.

In 2010, we sold approximately 6.1 million tons of coal in the CAPP region at an average selling price of $95.77 per ton.  In the CAPP region, we currently have approximately 5.1 million and 0.4 million tons contracted to be sold in 2011 and 2012, respectively, at average selling prices in excess of our 2010 average selling price.  Current market prices for coal in the CAPP region are substantially below our average 2010 sales price.  If the market does not strengthen, our sales price for future tons sold will be adversely impacted.

In 2010, we sold approximately 2.8 million tons of coal in the Midwest region at an average selling price of $41.30 per ton.  In the Midwest region, we currently have approximately 2.6 million and 1.6 million tons contracted to be sold in 2011 and 2012, respectively, at average selling prices in excess of our 2010 average selling price.

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

A limited number of our contracts have features of several contract types, such as provisions that allow for renegotiation of prices on a limited basis within a base-price-plus-escalation agreement.  Such re-opener provisions allow both the customer and us an opportunity to adjust prices to a level close to the current market conditions.  Each contract is negotiated separately, and the triggers for re-opener provisions differ from contract to contract.  Some of our existing contracts with re-opener provisions adjust the contract price to the market price at the time the re-opener provision is triggered.  Re-opener provisions could result in early termination of a contract or a reduction in the volume to be purchased if the parties were to fail to agree on price.

Our long-term supply contracts also typically contain force majeure provisions allowing for the suspension of performance by the customer or us for the duration of specified events beyond the control of the affected party, including labor disputes.  Some contracts may terminate upon continuance of an event of force majeure for an extended period, which is generally three to six months.  Contracts also typically specify minimum and maximum quality specifications regarding the coal to be delivered.  Failure to meet these conditions could result in substantial price reductions or termination of the contract, at the election of the customer.  Although the volume to be delivered under a long-term contract is stipulated, we, or the customer, may vary the timing of delivery within specified limits.

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

Competition

The U.S. coal industry is highly competitive, with numerous producers in all coal producing regions.  We compete against various large producers and hundreds of small producers.  According to the U.S. Department of Energy, the largest producer produced approximately 17.6% (based on tonnage produced) of the total United States production in 2009, the latest year for which government statistics are available.  The U.S. Department of Energy also reported 1,406 active coal mines in the United States in 2009.  Demand for our coal by our principal customers is affected by:

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

Employees

At December 31, 2010, we had 1,746 employees.  None of our employees are currently represented by collective bargaining agreements.  Relations with our employees are generally good.

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

While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. We estimate that we will make expenditures of approximately $8.5 million and $3.5 million for environmental control facilities and complying with safety regulations in 2011 and 2012, respectively. These costs are in addition to reclamation and mine closing costs and the costs of treating mine water discharge, when necessary. Compliance with these laws has substantially increased the cost of coal mining, but is, in general, a cost common to all domestic coal producers.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted on July 21, 2010. Section 503 of the Dodd-Frank Act contains new reporting requirements regarding coal or other mine safety.  We are currently evaluating the provisions of the Dodd-Frank Act and the potential impact that it may have on our operations.

Mine Health and Safety Laws

Stringent health and safety standards were imposed by federal legislation when the Federal Coal Mine Safety and Health Act of 1969 was adopted. The Federal Mine Safety and Health Act of 1977, which significantly expanded the enforcement of safety and health standards of the Federal  Coal Mine Safety and Health Act of 1969, imposes safety and health standards on all mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The Federal Mine Safety and Health Administration monitors compliance with these federal laws and regulations and can impose under recently enacted regulations maximum penalties of up to $220,000 for certain violations, as well as closure of the mine. In addition, certain portions of the Federal Coal Mine Safety and Health Act of 1969 and the Federal Mine Safety and Health Act of 1977, the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, require payments of benefits to disabled coal miners with black lung disease and to certain survivors of miners who die from black lung disease.

In Kentucky, the Kentucky Mine Safety Review Commission,  an independent agency, assesses penalties against anyone, including owners or part owners (defined as anyone owning one percent or more shares of publicly traded stock), whose intentional violations or order to violate mine safety laws place miners in imminent danger of serious injury or death. Mine safety training and compliance with state statutes and regulations related to coal mining is monitored by the Kentucky Office of Mine Safety and Licensing. The Commission can impose a penalty of up to $10,000 per violation, as well as suspension or revocation of the mine license. In Indiana, a Mining Board consisting of five members appointed by the Governor is in charge of executing and administering the laws of the state concerning coal mines.  Underground coal mining is regulated by the Indiana Bureau of Mines and Mining Safety.  The Director and inspectors working for the bureau regularly inspect the mines to make sure they are in compliance with federal mining regulations.  They have the authority to close a mine or a portion thereof if a condition of willful neglect exists and to keep it closed until the condition is corrected.

Increased scrutiny of coal mining in general and underground coal mining in particular has led to new legislation.  Within the last few years the industry has seen enactment of the federal MINER act and subsequent additional legislation and regulation imposing significant new safety initiatives. Additionally, new requirements for prompt reporting of accidents, including requirements under the Dodd-Frank Act, and increased fines and penalties for violation of these and other regulations have been enacted.

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

Black Lung Legislation

Under the federal Black Lung Benefits Act (as amended) (the “Black Lung Act”), each coal mine operator is required to make black lung benefits or contribution payments to:

•	current and former coal miners who are totally disabled from black lung disease;

•	certain survivors of a miner who dies from black lung disease or pneumoconiosis; and

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

In addition to the Black Lung Act, we also are liable under various state statutes for black lung claims. To a certain extent, our federal black lung liabilities are reduced by our state liabilities. Our total (federal and state) black lung benefit liabilities, including the current portions, totaled approximately $45.7 million at December 31, 2010. These obligations were unfunded at December 31, 2010.

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

The Patient Protection and Affordable Care Act of 2010 (the “Act”) was enacted into law on March 23, 2010 and included a black-lung provision that creates a rebuttable presumption that a miner with at least 15 years of service, with totally disabling pulmonary or respiratory lung impairment and negative radiographic chest x-ray evidence would be disabled due to pneumoconiosis and be eligible for black lung benefits.  The new Act also makes it easier for widows of miners to become eligible for benefits.  The enactment of this new legislation could significantly impact the Company’s future payments for black lung benefits.

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

Workers’ Compensation

We are required to compensate employees for work-related injuries. Our accrued workers’ compensation liabilities, including the current portion, were $64.9 million at December 31, 2010. These obligations are unfunded. Our expense for workers’ compensation was $12.8 million and $12.3 million in 2010 and 2009, respectively.  Both the federal government and the states in which we operate consider changes in workers’ compensation laws from time to time. Such changes, if enacted, could adversely affect us.

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

Under U.S. generally accepted accounting principles, we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves.  The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset.  At December 31, 2010, we had accrued $48.4 million related to estimated mine reclamation costs.  The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted interest rates.

Our future operating results would be adversely affected if these accruals were determined to be insufficient. These obligations are unfunded. The amount that was expensed for the year ended December 31, 2010 was $3.3 million, while the related cash payment for such liability during the same period was $0.9 million.

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

The Clean Air Act also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants. Coal contains impurities, such as sulfur, mercury and other constituents, many of which are released into the air when coal is burned. New environmental regulations governing emissions from coal-fired electric generating plants could reduce demand for coal as a fuel source and affect the volume of our sales. For example, the federal Clean Air Act places limits on sulfur dioxide emissions from electric power plants. In order to meet the federal Clean Air Act limits for sulfur dioxide emissions from electric power plants, coal users need to install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase), blend high sulfur coal with low sulfur coal or switch to low sulfur coal or other fuels. The cost of installing scrubbers is significant and emission allowances may become more expensive as their availability declines. Switching to other fuels may require expensive modifications to existing plants.

The EPA has also adopted federal rules intended to reduce the interstate transport of fine particulate matter and ozone through reductions in sulfur dioxide and nitrogen oxide emissions from certain sources throughout the eastern United States.  In 2008, these rules were struck down by the U.S. Court of Appeals for the D.C. Circuit and remanded to the EPA for further consideration.   In July 2010, the EPA issued a proposed rule that calls for reductions of sulfur dioxides and nitrogen oxides that drift across state lines beginning in 2012.  New and proposed reductions in emissions of sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases may require the installation of additional costly control technology or the implementation of other measures, including trading of emission allowances and switching to other fuels.

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

FORWARD-LOOKING INFORMATION

From time to time, we make certain comments and disclosures in reports and statements, including this report, or statements made by our officers, which may be forward-looking in nature. These statements are known as “forward-looking statements,” as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples include statements related to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding. These forward-looking statements could also involve, among other things, statements regarding our intent, belief or expectation with respect to:

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

•
the timing and completion of  our proposed acquisition of International Resource Partners (the “IRP Acquisition”), including the possibility that various closing conditions may not be satisfied or waived or the failure of the IRP Acquisition to close for any other reason;

•
our ability to integrate successfully operations that we may acquire or develop in the future, including those of International Resource Partners, or the risk that any such integration could be more difficult, time-consuming or costly than expected;

•	the consummation of financing transactions, acquisitions or dispositions and the related effects on our business, including financing related to the IRP Acquisition;

•	uncertainty of our expected financial performance following completion of the IRP Acquisition; and

•	disruption from the IRP Acquisition making it more difficult to maintain relationships with customers, employees or suppliers.

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

We wish to caution readers that forward-looking statements, including disclosures which use words such as “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, and similar statements, are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, the following: a change in the demand for coal by electric utility customers, as well as the perceived benefits of alternative sources of energy; the loss of one or more of our largest customers; inability to secure new coal supply agreements or to extend existing coal supply agreements at market prices; our dependency on one railroad for transportation of a large percentage of our products; failure to exploit additional coal reserves; the risk that reserve estimates and pension, workers compensation and post-retirement benefit liabilities are inaccurate; failure to diversify our operations; increased capital expenditures; encountering difficult mining conditions; inherent complexities associated in mining in Central Appalachia including special dangers and risks of underground mining; increased costs of complying with mine health and safety regulations; bottlenecks or other difficulties in transporting coal to our customers; delays in the development of new mining projects; increased costs of raw materials; the effects of litigation, regulation and competition; lack of availability of financing sources; our compliance with debt covenants; the risk that we are unable to successfully integrate acquired assets into our business; and the risk factors set forth in this Annual Report on Form 10-K under Item 1A “Risk Factors.” These risks are representative of factors that could affect the outcome of the forward-looking statements. These and the other factors discussed elsewhere in this document are not necessarily all of the important factors that could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them.

Item 1A.     Risk Factors

Risks Related to the Coal Industry

Because the demand and pricing for coal is greatly influenced by consumption patterns of the domestic electricity generation industry, a reduction in the demand for coal by this industry would likely cause our revenues and profitability to decline significantly.

We derived 88% of our total revenues (contract and spot) in 2010 and 92% of our total revenues in 2009, from our electric utility customers.  Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities).  All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

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

Our Central Appalachia mines generally ship coal via rail systems.  During 2010, we shipped in excess of 90% of our coal from our Central Appalachia mines via CSX.  In the Midwest, we shipped in excess of 65% of our produced coal by truck and the remainder via the rail system or by barge.  We believe that our 2011 transportation modes will continue to be comparable to those used in 2010.  Our dependence upon railroads and third party trucking companies impacts our ability to deliver coal to our customers.  Disruption of service due to weather-related problems, strikes, lockouts, bottlenecks and other events could temporarily impair our ability to supply coal to our customers, resulting in decreased shipments.  Decreased performance levels over longer periods of time could cause our customers to look elsewhere for their fuel needs, negatively affecting our revenues and profitability.

In past years, the major eastern railroads (CSX and Norfolk Southern) have experienced periods of increased overall rail traffic due to an expanding economy and shortages of both equipment and personnel.  This increase in traffic could impact our ability to obtain the necessary rail cars to deliver coal to our customers and have an adverse impact on our financial results.

Shortages or increased costs of skilled labor in the coal regions that we operate may hamper our ability to achieve high labor productivity and competitive costs.

Coal mining continues to be a labor-intensive industry.  In times of increased demand, many producers attempt to increase coal production, which historically has resulted in a competitive market for the limited supply of trained coal miners.  In some cases, this market situation has caused compensation levels to increase, particularly for “skilled” positions such as electricians and mine foremen.  To maintain current production levels, we may be forced to respond to increases in wages and other forms of compensation, and related recruiting efforts by our competitors.  Any future shortage of skilled miners, or increases in our labor costs, could have an adverse impact on our labor productivity and costs and on our ability to expand production.

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

The United States and more than 160 other nations are signatories to the 1992 Framework Convention on Global Climate Change, commonly known as the Kyoto Protocol, which is intended to limit or capture emissions of greenhouse gases, such as carbon dioxide.  In December 1997, the signatories to the convention established a potentially binding set of emissions targets for developed nations.  Although the specific emissions targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012.  The U.S. Senate has not ratified the treaty commitments.  The current administration could support the effort to ratify the treaty.  With Russia’s ratification of the Kyoto Protocol in 2004, it became binding on all ratifying countries.  The implementation of the Kyoto Protocol in the United States and other countries, and other emissions limits, such as those adopted by the European Union, could affect demand for coal inside and outside the United States.  If the Kyoto Protocol or other comprehensive legislation or regulations focusing on greenhouse gas emissions is enacted by the United States, it could have the effect of restricting the use of coal.  Other efforts to reduce emissions of greenhouse gases and federal initiatives to encourage the use of natural gas also may affect the use of coal as an energy source.

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

The Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from electric power plants, which are the largest end-users of our coal.  Compliance with such laws and regulations, which can take a variety of forms, may reduce demand for coal as a fuel source because they can require significant emissions control expenditures for coal-fired power plants to attain applicable ambient air quality standards, which may lead these generators to switch to other fuels that generate less of these emissions and may also reduce future demand for the construction of coal-fired power plants.

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

As a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al.  v. EPA, 549 U.S.  497 (2007), finding that greenhouse gases fall within the Clean Air Act definition of “air pollutant,” the EPA was required to determine whether emissions of greenhouse gases “endanger” public health or welfare.  In December 2009, the EPA published its finding that current and projected concentrations of carbon dioxide and five other greenhouse gases in the atmosphere threaten the public’s health and welfare.  This finding enables the EPA to proceed with a broad regulatory program for the control of greenhouse gas emissions, including carbon dioxide emissions.  The EPA has recently completed several rulemaking actions indicating its intent to do so, including, among others, a final greenhouse gas reporting rule for certain major stationary source permitting programs, final regulations to control greenhouse gas emissions from light duty vehicles, and a final “tailoring” rule explaining how it would implement the Clean Air Act’s Title V and prevention of significant deterioration permitting programs with respect to greenhouse gas emissions from major stationary sources  In recent legislative sessions, both houses of Congress have considered, but failed to enact, new legislation that could establish a national cap on, or other regulation of, carbon emissions and other greenhouse gases.  Recent proposals include a cap and trade system that would require the purchase of emission permits, which could be traded on the open market.  These and other proposals would make it more costly to operate coal-fired plants and could make coal a less attractive fuel for future power plants.  Any new or proposed requirements adversely affecting the use of coal could adversely affect our operations and results.

In December 2009, approximately 190 countries participated in the United Nations Climate Change Conference in Copenhagen.  The participants “took note” of a non-binding accord under which participating nations would report, by January 31, 2010, their commitments to reduce greenhouse gas emissions.  Under this non-binding framework, the U.S. has committed to cut greenhouse gas emissions by 17% below 2005 levels by 2020, 42% below 2005 levels by 2030, and 83% below 2005 levels by 2050.

The permitting of new coal-fired power plants has also recently been contested by state regulators and environmental organizations based on concerns relating to greenhouse gas emissions.  In addition, in September 2009, the United States Court of Appeals for the Second Circuit issued its decision in Connecticut v.  AEP allowing plaintiffs’ claims that public utilities’ greenhouse gas emissions created a “public nuisance” to go to trial over defendants’ objections based upon political question, preemption and lack of standing.  In December 2010, the U.S. Supreme Court granted certiorari review of this decision by the Second Circuit.  The plaintiffs in this case are seeking various remedies, including injunctive relief.  These cases expose other significant contributors to greenhouse gas emissions to similar litigation risk.  The effect of these recent cases may be mitigated in the event Congress adopts greenhouse gas legislation and because the EPA has finalized the adoption of greenhouse gas emission standards.  Nevertheless, increased efforts to control greenhouse gas emissions by state, federal, judicial or international authorities could result in reduced demand for coal.

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

In 2005, the EPA adopted federal rules intended to reduce the interstate transport of fine particulate matter and ozone through reductions in sulfur dioxides and nitrogen oxide emissions from certain sources throughout the eastern United States.  The reductions were to be implemented in stages, some through a market-based cap-and-trade program.  Such new regulations would likely require some power plants to install new equipment, at substantial cost, or discourage the use of certain coals containing higher levels of mercury.  The particular rules introduced by the EPA in March 2005 were subsequently struck down by the U.S. Court of Appeals for the D.C. Circuit on July 11, 2008.  On December 23, 2008, the U.S. Court of Appeals for the D.C. Circuit remanded consolidated cases to the EPA without vacatur of the Clean Air Interstate Rule in order that the EPA could remedy flaws in the Rule.  In July 2010, the EPA issued a proposed Clean Air Transport Rule in response to the Court’s prior remand of the 2005 rule.  The recently proposed rule calls for reductions of sulfur dioxides and nitrogen oxides that drift across state lines in phases beginning in 2012.  New and proposed reductions in emissions of sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases may require the installation of additional costly control technology or the implementation of other measures, including trading of emission allowances and switching to other fuels.  These and other proposals would make it more costly to operate coal-fired plants and could make coal a less attractive fuel for future power plants.

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

Prior to placing excess fill material in valleys in connection with surface mining operations, coal mining companies are required to obtain a permit from the U.S. Army Corps of Engineers (Corps) under Section 404 of the Clean Water Act (404 Permit).  Previously, this permit could be either a simplified Nationwide Permit #21 (NWP 21) or a more complicated individual permit.  Litigation respecting the validity of the NWP 21 permit program has been ongoing for several years.  Recently, the Corps announced its decision to suspend the use of NWP 21 in a six state Appalachian region, including Kentucky, where we operate.  Litigation respecting the issuance of certain Section 404 permits has also been ongoing for several years, focusing primarily on whether the Corps’ decision to issue such permits conformed to the requirements of the Clean Water Act and/or the National Environmental Policy Act.  The matters at issue in such litigation are such that a ruling for the plaintiffs could have an adverse impact on our planned surface mining operations.

 In 2009, the EPA announced publicly that it will exercise its statutory right to more actively review Section 404 permitting actions by the Corps.  In the third quarter of 2009, the EPA announced that it would further review 79 surface mining permit applications, including four of our permits.  These 79 permits were identified as likely to impact water quality and therefore requiring additional review under the Clean Water Act.  EPA oversight could further delay and/or restrict the issuance of such permits, either of which events could have an adverse impact on our planned mining operations.  More recently, the EPA announced acceptable levels for the conductivity of water in streams receiving discharge from permitted coal mining sites in a six-state area of Central Appalachia, including Kentucky, where we operate.  If such levels of conductivity are permanently imposed, they could have a significant impact on our ability to secure Section 404 permits and have a material impact on our operations.  The National Mining Association (NMA), on behalf of its member companies including coal producers such as ourselves, has filed suit against the EPA and the Corps contesting the legality of the enhanced review process and the imposition of such conductivity standard.  Recently, the U.S. District Court for the District of Columbia, before which this suit was brought, issued its opinion denying the EPA’s motion to dismiss the case on grounds that there was no final agency action, that the case was not ripe for adjudication and that the NMA lacked standing.  The court also denied the NMA’s motion for a preliminary injunction of EPA’s exercise of such oversight and the imposition of such standard.  The states of West Virginia and Kentucky, and the coal associations in those states, have also filed suits contesting these actions by the EPA.

We have significant reclamation and mine closure obligations.  If the assumptions underlying our accruals are materially inaccurate, we could be required to expend greater amounts than anticipated.

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining.  We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary.  Under U.S. generally accepted accounting principles we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves.  The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset.  At December 31, 2010, we had accrued $48.4 million related to estimated mine reclamation costs.  The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted interest rates.  Furthermore, these obligations are unfunded.  If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

We experienced operating losses and net losses in each of the years ended December 31, 2008 and 2007.  While we were profitable in the years ended December 31, 2010 and 2009, we must continue to carefully manage our business, including the balance of our long-term and short-term sales contracts and our production costs.  Although we seek to balance our contract mix to achieve optimal revenues over the long term, the market price of coal is affected by many factors that are outside of our control.  Our production costs have increased in recent years, and we expect higher costs to continue for the next several years.  Additionally, certain of our long term contracts for sales of coal are priced substantially above current spot prices for coal.  Our profitability in the future will be impacted by the price levels that we achieve on future long term contracts.  Accordingly, we cannot assure you that we will be able to achieve profitability in the future.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.

For 2010, we generated approximately 88% of our total revenues from several long-term contracts and spot sales with electrical utilities, including 39% from South Carolina Public Service Authority, 32% from Georgia Power Company and 11% from Indianapolis Power and Light.  At December 31, 2010, we had coal supply agreements with these customers that expire in 2011 to 2012.  The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

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

In addition, our ability to receive payment for coal sold and delivered under these contracts depends on the continued creditworthiness of our customers.  The bankruptcy of any of our customers could materially and adversely affect our financial position.

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

Underground coal mining is subject to ever increasing federal and state regulatory control relating to mine safety and health and to ever increasing enforcement activities intended to compel compliance with such laws and regulations.  Within the last few years the industry has seen enactment of the federal MINER Act and subsequent additional legislation and regulation imposing significant new safety initiatives and the Dodd-Frank Act imposing new mine safety information reporting requirements.  Various states also have enacted their own new laws and regulations imposing additional requirements related to mine safety.  These new laws and regulations have and will continue to cause us to incur substantial additional costs, which will adversely impact our operating performance.

The U.S. Department of Labor, Mine Safety and Health Administration (MSHA), periodically notifies certain coal mines that a potential pattern of violations may exist based upon an initial statistical screening of violation history and pattern criteria review by MSHA.   In the past, certain of our mines have received notices that a potential pattern of violations might exist.  Upon receipt of such a notification, we conduct a comprehensive review of the operation that received the notification and prepare and submit to MSHA a plan designed to enhance employee safety at the mine through better education, training, mining practices, and safety management.  Following implementation of the plan, MSHA conducts a complete inspection of the mine and further evaluates the situation and then advises the operator whether a pattern of violation exists and whether further action will be taken.  No pattern of violations has been found to exist at any of our mines that have received such a notification.  The failure to remediate the situation resulting in a finding that a pattern of violation does exist at a mine could have a significant impact on our operations, including the permanent or temporary closure of our mines.

In 2010, a U.S. House of Representatives committee approved a mine safety bill which would give MSHA additional powers to temporarily close mines, mandate additional safety training and impose larger penalties on companies and their executives.  A comparable bill introduced in the US Senate failed to receive the necessary votes for passage. If reintroduced and subsequently enacted, this or a similar bill could further increase our costs and impact operating performance.

The Dodd-Frank Act includes new requirements for reporting certain mine safety information on a Form 8-K, and for including additional mine safety disclosures in our periodic reports filed with the SEC.  Under the Dodd-Frank Act, the SEC is authorized to issue rules and regulations regarding mine safety disclosures, and the SEC has issued proposed rules as of the date of this Form 10-K.  While the new rules are not yet in effect, such rulemaking by the SEC may cause us to incur additional costs in complying with the new reporting and disclosure requirements.

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

In addition to coal we produce from our Company-operated mines, we have mines that typically are operated by independent contract mine operators, and we purchase coal from third parties for resale.  For 2011, we anticipate less than 10% of our total production will come from mines operated by independent contract mine operators and from third party purchased coal sources.  Operational difficulties, changes in demand for contract mine operators from our competitors and other factors beyond our control could affect the availability, pricing and quality of coal produced for us by independent contract mine operators.  Disruptions in supply, increases in prices paid for coal produced by independent contract mine operators or purchased from third parties, or the availability of more lucrative direct sales opportunities for our purchased coal sources could increase our costs or lower our volumes, either of which could negatively affect our profitability.

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

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations.  As of December 31, 2010, we had outstanding surety bonds with third parties for post-mining reclamation totaling $60.2 million.  Furthermore, we have surety bonds for an additional $44.9 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations.  Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral.  We have satisfied our obligations under these statutes and regulations by providing letters of credit, cash collateral or other assurances of payment.  However, letters of credit can be significantly more costly to us than surety bonds.  The issuance of letters of credit under our Revolver also reduces amounts that we can borrow under our Revolver.  If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may be negatively affected.

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

We are required by law to provide various long-term employee benefits.  We accrue amounts for these obligations based on the present value of expected future costs.  We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations.  At December 31, 2010, the current and non-current portions of these obligations included $45.7 million for coal workers’ black lung benefits and $64.9 million for workers’ compensation benefits.

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

We provide benefits under a defined benefit pension plan that was frozen in 2007.  As of December 31, 2010, we estimated that our obligation under the pension plan was underfunded by approximately $12.0 million.  If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated.  The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year.  In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

Our total consolidated long-term debt as of December 31, 2010 was $284.0 million (net of a discount on our convertible notes of $38.5 million), $150.0 million of which matures in June 2012.  Our level of indebtedness could result in the following:

•	it could affect our ability to satisfy our outstanding obligations;
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

Our operations may not generate sufficient cash to enable us to service our debt.  If we fail to make a payment on our debt, this could cause us to be in default on our outstanding indebtedness. In addition, we may incur additional indebtedness in the future, and, as a result, the related risks that we now face, including those described above, could intensify.  We expect that our indebtedness will increase in connection with the proposed acquisition of IRP.

We currently have $150 million of Senior Notes outstanding that are due in June 2012. There is no assurance that cash, future borrowings or equity financing will be available for the payment or refinancing of the Senior Notes at their maturity.  If we are unable to refinance our indebtedness or obtain additional financing on favorable terms, we could face substantial liquidity pressures and might be required to sell material assets or operations to meet our debt service requirements.

We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.

Our debt instruments impose a number of restrictions on us.  A failure to comply with these restrictions could adversely affect our ability to borrow under our revolving credit facility or result in an event of default under our debt instruments.  Our debt instruments contain financial and other covenants that create limitations on our ability to, among other things, utilize the full amount on our revolver for borrowings or to issue letters of credit or incur additional debt, and require us to maintain various financial ratios and comply with various other financial covenants.  The minimum Adjusted EBITDA and Leverage Ratio covenants are only applicable if our unrestricted cash falls below $75 million and remain in effect until our unrestricted cash exceeds $75 million for 90 consecutive days (the Trigger Event).  As of December 31, 2010, our unrestricted cash was $180.4 million. These most restrictive covenants include the following:

•
If we have a Trigger Event, our revolving credit facility requires that we achieve a minimum Adjusted EBITDA, which is defined in that agreement as “Consolidated EBITDA”.  Adjusted EBITDA is measured at the end of each quarter for the preceding 12 months.  If measured, the required minimum Adjusted EBITDA would be $105.0 million during 2011.  In order to meet the twelve month Adjusted EBITDA target at December 31, 2010, we needed Adjusted EBITDA of $105.0 million in the year ended December 31, 2010.   Our Adjusted EBITDA for the year ended December 31, 2010 was $156.6 million.  The most directly comparable US GAAP financial measure is net income.  For the year ended December 31 2010, we had net income of $78.2 million.  Adjusted EBITDA is defined and reconciled to EBITDA and Net Loss under “Reconciliation of Non-GAAP Measures” in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
If we have a Trigger Event, our revolving credit facility requires that our Leverage Ratio (as defined in the revolving credit facility) not exceed a specified multiple at the end of each quarter.  If measured, the Leverage Ratio would be permitted to be 0.63X to 0.60X during 2011.  Our Leverage Ratio was 0.38X as of December 31, 2010.

•
Our revolving credit facility limits the Capital Expenditures (as defined in the revolving credit facility) that we may make or agree to make in any fiscal year.  For 2010, we were limited to Capital Expenditures of $100.0 million and we made actual Capital Expenditures of $95.4 million.  For 2011, we cannot make Capital Expenditures in excess of $119.6 million which includes $4.6 million of unused Capital expenditures from 2010 that we are allowed to carry forward and use only in 2011 (where they shall be deemed to be spent last).

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

We believe that our cash on hand, the availability under our revolving credit facility and cash generated from our operations will provide us with adequate liquidity through 2011.  However, such funds may not provide sufficient cash to fund any future acquisitions.  Accordingly, we may need to conduct additional debt or equity financings in order to fund any such additional acquisitions, unless we issue shares of our common stock as consideration for those acquisitions.  If we are unable to obtain any such financings, we may be required to forego future acquisition opportunities

Our current reserve base in the Midwest is limited.

Our southern Indiana mining complex currently has rights to proven and probable reserves that we believe will be exhausted in approximately 14 years at 2010 levels of production, compared to our current Central Appalachia mining complexes, which have reserves that we believe will last an average of approximately 37 years at 2010 levels of production.  We intend to increase our reserves in southern Indiana by acquiring rights to additional exploitable reserves that are either adjacent to or nearby our current reserves.  If we are unable to successfully acquire such rights on acceptable terms, or if our exploration or acquisition activities indicate that such coal reserves or rights do not exist or are not available on acceptable terms, our production and revenues will decline as our reserves in that region are depleted.  Exhaustion of reserves at particular mines also may have an adverse effect on our operating results that is disproportionate to the percentage of overall production represented by such mines.

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

We are subject to various legal proceedings, which may have an adverse effect on our business.

We are party to a number of legal proceedings incidental to our normal business activities, including a large number of workers’ compensation claims.  While we cannot predict the outcome of the proceedings, there is always the potential that the costs of defending litigation in an individual matter or the aggregation of many matters could have an adverse effect on our cash flows, results of operations or financial position.

Our ability to use net operating loss carryforwards may be subject to limitation

Section 382 of the U.S. Internal Revenue Code of 1986, as amended, imposes an annual limit on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership or equity structure.  Our ability to use net operating losses is limited by prior changes in our ownership, and may be further limited by the issuance of common stock in connection with the convertible notes issued in 2009, or by the consummation of other transactions.  As a result, as we earn net taxable income, our ability to use net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liabilities for us.

The IRP Acquisition may not be consummated, and if consummated, we may fail to realize the growth prospects and cost savings anticipated as a result of the IRP Acquisition.

There are a number of risks and uncertainties relating to the IRP Acquisition. For example, the IRP Acquisition may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of several factors, including, among other things, the failure of one or more of the conditions to closing. There can be no assurance that the conditions to closing of the IRP Acquisition will be satisfied or waived or that other events will not intervene to delay or result in the termination of the IRP Acquisition. Any delay in closing or a failure to close could have a negative impact on our business and stock price.

The success of the IRP Acquisition will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from combining our businesses with those of IRP.  We may never realize these business opportunities and growth prospects.  Integrating operations will be complex and will require significant efforts and expenditures on the part of both us and IRP.  Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures.  We might experience increased competition that limits our ability to expand our business, and we might not be able to capitalize on expected business opportunities, including retaining current customers.  If any of these factors limit our ability to integrate the operations successfully or on a timely basis, the expectations of future results of operations expected to result from the IRP Acquisition might not be met.

In addition, James River Coal Company and International Resource Partners have operated and, until the completion of the IRP Acquisition, will continue to operate, independently.  It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties or our ability to achieve the anticipated benefits of the IRP Acquisition and could harm our financial performance.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

As of December 31, 2010, we owned approximately 11,800 acres of land.  Our mineral rights are primarily controlled through leases.  In a mining context, control of a property is typically divided into three categories:

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

Our corporate headquarters is located at 901 E. Byrd Street; Richmond, Virginia and is occupied pursuant to a lease that expires in 2014.

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

Item 4.     [Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Global Select Market under the ticker symbol “JRCC”.  The table below sets forth the high and low closing sales prices for our common stock for the periods indicated, as reported by Nasdaq.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 31, 2010
High	$22.18	19.39	19.83	25.33
Low	$15.17	14.67	15.28	16.00
Fiscal year ended December 31, 2009
High	$18.30	24.11	21.15	22.31
Low	$9.09	12.62	13.50	17.20

Recent Sales of Unregistered Securities

We issued restricted shares of common stock and options to purchase common stock to the following persons or classes of persons, in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as follows:

Recipient	No. Shares	No. Options	Date of Issuance	Consideration	Option Exercise Price

Operating and senior management	282,622	-	April 21, 2010	Services rendered	N/A

Non-employee directors (aggregate)	5,000	20,000	April 21, 2010	Services rendered	$17.01

Holders

As of December 31, 2010, there were 139 record holders of our common stock.

Dividends

We did not pay any cash dividends on our common stock during the years ended December 31, 2010, 2009 or 2008.  We do not anticipate paying cash dividends in the foreseeable future.  Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, our financial condition, restrictions in financing agreements and other factors deemed relevant by the Board of Directors.  The payment of cash dividends is also currently prohibited by our revolving credit facility, our convertible senior notes and our senior notes.

Securities Authorized for Issuance under Equity Compensation Plans

Please refer to note 7 of our December 31, 2010 consolidated financial statements for securities authorized to be issued under our 2004 Equity Incentive Plan.

Stock Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return of James River Coal Company’s Common Stock against the cumulative total return of the NASDAQ Composite Index and the Dow Jones U.S. Coal Index for the period commencing on December 31, 2005 (the date the Company’s Common Stock began trading on the Nasdaq Global Market) and ending on December 31, 2010.

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2011
Index Data: Copyright Dow Jones, Inc. Used with permission. All rights reserved.
Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Statement of Operations:
Revenues	$701,116	681,558	568,507	520,560	564,791
Cost of coal sold	514,515	508,888	527,888	473,347	496,799
Gain on curtailment of pension plan	-	-	-	(6,091)	-
Depreciation, depletion, and amortization	64,368	62,078	70,277	71,856	74,562
Gross profit (loss)	122,233	110,592	(29,658)	(18,552)	(6,570)

Selling, general, and administrative expenses	38,347	39,720	34,992	32,191	30,867
Operating income (loss)	83,886	70,872	(64,650)	(50,743)	(37,437)

Interest expense	29,943	17,057	17,746	19,764	16,782
Interest income	(683)	(60)	(469)	(471)	(366)
Charges associated with repayment and amendment of debt	-	1,643	15,618	2,421	-
Miscellaneous (income) expense, net	27	(281)	(1,279)	(598)	(533)
Income tax expense (benefit)	(23,566)	1,559	(273)	(17,844)	(27,151)

Net income (loss)	$78,165	50,954	(95,993)	(54,015)	(26,169)

Basic earnings (loss) per common share:	2.82	1.85	(3.91)	(3.29)	(1.65)
Diluted earnings (loss) per common share:	2.82	1.85	(3.91)	(3.29)	(1.65)

	December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share, per ton and number of employees information)
Consolidated Balance Sheet Data:
Working capital (deficit)	$191,625	109,998	(54,961)	(8,471)	(2,589)
Property, plant, and equipment, net	385,652	354,088	344,848	319,204	337,780
Total assets	784,569	669,312	463,546	439,287	451,254
Long term debt, including current portion	284,022	278,268	168,000	188,800	167,493
Total shareholders’ equity	247,383	170,342	65,238	69,774	86,397

	Year Ended December 31
	2010	2009	2008	2007	2006
Consolidated Statement of Cash Flow Data:
Net cash provided by (used in) operating activities	$169,062	27,559	(1,576)	4,022	31,680
Net cash used in investing activities	(95,344)	(72,010)	(73,589)	(49,201)	(54,738)
Net cash provided by financing activities	(1,273)	149,058	73,076	48,785	15,929

Supplemental Operating Data:
Tons sold	8,919	9,623	11,383	12,049	13,128
Tons produced	8,910	9,877	11,355	12,051	13,054
Revenue per ton sold (a)	$78.61	70.83	49.94	42.63	42.67
Number of employees	1,746	1,736	1,751	1,681	1,742
Capital expenditures	$95,426	72,159	74,697	49,343	62,507

(a)	Revenue per ton sold in 2007 and 2006 excludes synfuel handling revenue.

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

Overview

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana.  We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)).  We derived 88% of our total revenues (contract and spot) in 2010 from coal sales to electric utility customers and the remaining 12% from coal sales to industrial and other customers.  In 2010, our mines produced 8.8 million tons of coal (including 0.1 million tons of contract coal) and we purchased another 0.1 million tons for resale.  Of the 8.8 million tons produced from Company mines, approximately 65% came from underground mines, while the remaining 35% came from surface mines.  In 2010, we generated revenues of $701.1 million and net income of $78.2 million.

On March 6, 2011, we signed a definitive agreement to purchase IRP and its subsidiary companies for $475 million in an all-cash transaction.  We have secured $375 million in committed bridge financing from Deutsche Bank and UBS, which in addition to existing cash balances, is expected to be sufficient to finance the purchase price for IRP. Rather than borrow under the committed financing, we may seek to issue common stock, convertible notes, senior notes or other securities in one or more public or private offerings in connection with the proposed acquisition.  There can be no assurance that we will undertake or complete any such financing transaction.

The Purchase Agreement contains customary representations, warranties, covenants and conditions, as well as indemnification provisions subject to specified limitations.  The closing of the proposed acquisition is subject to the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, certain third party consents and other customary closing conditions.  The proposed acquisition is expected to close in the first half of 2011.

IRP mines, processes and sells metallurgical and steam coal through its mining complexes in Southern West Virginia and Eastern Kentucky.  IRP, through its wholly owned subsidiary Logan & Kanawha, also conducts coal brokering and trading operations.   Including brokered coal, IRP had revenues of $490.3 million for the year ended December 31, 2010.  IRP had approximately 86 million tons of proven and probable coal reserves as of December 31, 2010.

CAPP Segment

In Central Appalachia, the majority of our coal is primarily sold to customers in the southern portion of the South Atlantic region of the United States.  The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware.  According to the most recent information available from the US Energy Information Administration (EIA), in 2009 the South Atlantic region consumed 149 million tons of coal or about 16% of all coal for electric generation in the United States.  We have been providing coal to customers in the South Atlantic region since our formation in 1988.  In 2010, South Carolina Public Service Authority and Georgia Power Company were our largest customers, representing approximately 39% and 32% of our total revenues, respectively.  No other CAPP customer accounted for more than 10% of our total revenues.

According to the EIA, coal production for Eastern Kentucky and West Virginia was 210 million tons in 2009.  During 2010, our CAPP segment shipped 6.1 million tons of coal.  As of December 31, 2010, we estimate that we controlled approximately 230.4 million tons of proven and probable coal reserves in our CAPP segment.  Based on our most recent analysis prepared by Marshall Miller & Associates, Inc. (“MM&A”) as of March 31, 2004, we estimate that these reserves have an average heat content of 13,300 Btu per pound and an average sulfur content of 1.3%.  At current production levels, we believe these reserves would support approximately 37 years of production.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin.  According to the EIA, in 2009 the East North Central Region consumed about 218 million tons of coal or 23% of all coal consumed for electric generation in the United States. In 2010, our Midwest segment’s largest customer, Indianapolis Power and Light, represented approximately 11% of our total revenues. No other Midwest customer accounted for more than 10% of our total revenues.

During 2010, our Midwest segment shipped 2.8 million tons of coal.  We believe that coal-fired electric utilities and industrial customers value the high energy coal that comprises the majority of our Midwest reserves.  As of December 31, 2010, we estimate that we controlled approximately 40.9 million tons of proven and probable coal reserves in our Midwest segment.  Based on our most recent analyses prepared by MM&A as of February 1, 2005 and April 11, 2006, we estimate that these reserves have an average heat content of 12,000 Btu per pound and average sulfur content of 3.2%.  At current production levels, we believe these reserves would support approximately 14 years of production.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through December 31, 2010, we estimate that, as of December 31, 2010, we controlled approximately 230.4 million tons of proven and probable coal reserves in the CAPP region and 40.9 million tons in the Midwest region.  The following table provides additional information regarding changes to our reserves for the year ended December 31, 2010 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2009 (1)	231.2	39.9	271.1
Coal Extracted	(6.1)	(2.8)	(8.9)
Acquisitions (2)	0.8	-	0.8
Adjustments (3)	5.1	3.8	8.9
Divestitures (4)	(0.6)	-	(0.6)
Proven and Probable Reserves, as of December 31, 2010 (1)	230.4	40.9	271.3

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

Trends In Our Business

Near-term, the global economic slowdown has lowered demand for coal which has resulted in a decline in spot coal prices.   The price of spot coal has also been impacted by a decrease in the price of competing fuel sources including natural gas.  The coal industry has made cutbacks in supply in response to the decrease in demand for coal and has experienced additional declines due to a number of regulatory factors.  Due to the uncertainties in the global market place, we are unable to forecast the price or demand for coal over the next few years.  Long-term, we believe that the demand for coal worldwide will continue to be strong and that supply challenges will continue in the regions that we mine coal.  We also believe that in the United States coal will continue to be one of the most economical energy sources.   A number of factors beyond our control impact coal prices, including:

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

Results of Operations

Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

The following table shows selected operating results for 2010 and 2009 (in thousands, except per ton amounts):

	Year Ended December 31,
	2010		2009		Change
	Total	Per Ton	Total	Per Ton	Total
Volume Shipped (tons)	8,919		9,623		-7%

Coal sales revenue	$701,116	$78.61	$681,558	$70.83	3%
Cost of coal sold	514,515	57.69	508,888	52.88	1%
Depreciation, depletion and amortization	64,368	7.22	62,078	6.45	4%
Gross profit	122,233	13.70	110,592	11.49	11%
Selling, general and administrative	38,347	4.30	39,720	4.13	-3%

Volume and Revenues by Segment

	Year Ended December 31,
	2010		2009

	CAPP	Midwest	CAPP	Midwest

Volume Shipped (tons)	6,109	2,810	6,525	3,098

Coal sales revenue	$585,064	$116,052	$579,108	$102,450

Average sales price per ton	95.77	41.30	88.75	33.07

In 2010, we shipped 8.9 million tons of coal compared to 9.6 million tons in 2009.  Coal sales revenue increased from $681.6 million in 2009 to $701.1 million in 2010. This increase was due to an increase in the average sales price per ton in the CAPP and Midwest regions, which was partially offset by a decrease in tons shipped in the CAPP and Midwest regions.

In 2010, the CAPP region sold approximately 4.8 million tons of coal under long-term contracts (79% of total CAPP sales volume) at an average selling price of $103.14 per ton.  In 2009, the CAPP region sold approximately 6.0 million tons of coal under long-term contracts (92% of total CAPP sales volume) at an average selling price of $89.55 per ton.  In 2010, the CAPP region sold 1.3 million tons of coal (21% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $67.42 per ton.  In 2009, the CAPP region sold 0.5 million tons of coal (8% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $79.31 per ton.

The Midwest’s region sales of coal were primarily sold under long term contracts for both 2010 and 2009. In 2010, the Midwest region sold 2.8 million tons at an average sales price of $41.30 per ton.  In 2009, the Midwest region sold 3.1 million tons at an average sales price of $33.07 per ton.

Cost of Coal Sold

	Year Ended December 31,
	2010			2009

	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of Coal Sold	$419,564	$94,951	$-	$416,721	$92,167	$-

Per ton	68.68	33.79	-	63.87	29.75	-

Depreciation, depletion, and amortization	53,467	10,840	61	49,380	12,646	52

Per ton	8.75	3.86	-	7.57	4.08	-

The cost of coal sold, excluding depreciation, depletion and amortization, increased from $508.9 million in 2009 to $514.5 million in 2010.  Our cost per ton of coal sold in the CAPP region increased from $63.87 per ton in 2009 to $68.68 per ton in the 2010.  Our costs continue to be impacted by lower productivity due to increased federal and state regulatory scrutiny and a decrease in tons produced in response to market conditions.  The major components of the $4.81 per ton increase in the cost per ton of coal sold from 2009 to 2010 include an increase in our labor and benefit costs of $1.71 per ton, sales related costs of $1.48 per ton and variable costs of $0.74 per ton.   For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest increased $4.04 per ton from $29.75 in the 2009 period to $33.79 per ton in the 2010 period.  The major components of this increase include an increase in the variable costs of $1.63 per ton, labor and benefit costs of $0.82 per ton, and sales related costs of $0.83 per ton.  The increase in the variable costs was primarily due to an increase in diesel and explosives costs.

Depreciation, depletion and amortization

Depreciation, depletion and amortization increased from $62.1 million in 2009 to $64.4 million in 2010.  In the CAPP region, depreciation, depletion and amortization increased $4.1 million to $53.5 million or $8.75 per ton.  In the Midwest, depreciation, depletion and amortization decreased $1.8 million to $10.8 million or $3.86 per ton.

Selling, general and administrative

Selling, general and administrative expenses decreased from $39.7 million in 2009 to $38.3 million in 2010.  This decrease was primarily due to a decrease in bank fees associated with the issuance of letters of credit.

Interest Expense

Interest expense increased from $17.1 million in 2009 to $29.9 million in 2010.  This increase was the result of additional interest expense associated with our convertible senior notes that were issued in the fourth quarter of 2009.  During 2010 and 2009, we recorded $13.5 million and $1.4 million of interest expense, respectively, on our convertible senior notes, including $5.8 million and $0.6 million, respectively, related to the non-cash amortization of the debt discount recorded on this issuance.

Income Taxes

Our effective tax (benefit) rates for 2010 and 2009 were (43.2%) and 3.0%, respectively.  Our effective income tax rate, as compared to the statutory federal rate, is impacted primarily by the amount of the valuation allowance recorded against our deferred tax assets, including our net operating loss carryforwards, and percentage depletion.  For 2010, our effective tax rate was reduced from the statutory federal rate of 35% primarily as the result of the reversal of our income tax valuation allowance (60.9%) and by percentage depletion (20.4%).  As described further in “Critical Accounting Estimates – Income Taxes,” the reversal of our income tax valuation allowance, during 2010, was the result of the conclusion that our deferred tax assets that were previously reduced by a valuation allowance were more likely than not to ultimately be realizable.   In making this conclusion we considered our forecasts of future taxable income and other relevant factors, including a history of recent positive operating results.  For 2009 our effective tax rate was reduced from the statutory federal tax rate primarily by percentage depletion (25.8%) and a change in the valuation allowance (6.2%).

As of December 31, 2010, we had no valuation allowance against gross deferred tax assets based on the conclusion that our deferred tax assets, including our net operating loss carryforwards, are more likely than not to be realized. The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.”  Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

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

The Midwest’s region sales of coal were primarily sold under long term contracts for both 2009 and 2008. In 2009, the Midwest region sold 3.1 million tons at an average sales price of $33.07 per ton.  In 2008, the Midwest region sold 3.1 million tons at an average sales price of $32.42 per ton.

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

Income Taxes

Our effective tax (benefit) rates for 2009 and 2008 were 3.0% and (0.3%), respectively.  Our effective income tax rate is impacted primarily by the amount of the valuation allowance recorded against our deferred tax assets including our net operating loss carryforwards and percentage depletion.  For 2009 our effective tax rate was decreased by 25.8% for percentage depletion.  In 2008, our effective tax benefit rate was increased by 3.8% for percentage depletion.  For 2009 our effective rate was decreased by 6.2% and our effective tax benefit rate 39.2%, for a change in the valuation allowance.  As of December 31, 2009, we had a $33.2 million valuation allowance against gross deferred tax assets based on the conclusion that the net operating loss was, at that time, not more likely than not to be realized. The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.  In 2009, the effective tax rate was positively impacted by a reduction in the valuation allowance due to the generation of taxable income and the utilization of a portion of the net operating loss carryforwards.  Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Liquidity and Capital Resources

The following chart reflects the components of our debt as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Senior Notes	$150,000	$150,000
Convertible Senior Notes, net of discount	134,022	128,268
Revolver	-	-
Total long-term debt	284,022	278,268
Less amounts classified as current	-	-
Total long-term debt, less current maturities	$284,022	$278,268

Senior Notes and Convertible Senior Notes

There have been no changes to the terms of our Senior Notes or Convertible Senior Notes during 2010.  See Item 15 of Part IV, “Financial Statements — Note 4 — Long Term Debt and Interest Expense” for a description of our Senior Notes and Convertible Senior Notes.

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
(b)
The Revolver’s borrowing base is based on the sum 85% of the Company’s eligible accounts receivable plus 65% of the eligible inventory minus reserves from time to time set by the administrative agent.  The eligible accounts receivable and inventories are further adjusted as specified in the agreement.  The Company’s borrowing base can also be increased by 95% of any cash collateral that the Company maintains in a cash collateral account.

The Revolver provides that we can use the Revolver availability to issue letters of credit. The Revolver provides for a 4.25% fee on any outstanding letters of credit issued under the Revolver and a 0.5% fee on the unused portion of the Revolver. The Revolver requires certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Revolver includes financial covenants that require the Company to maintain a minimum Adjusted EBITDA and a maximum Leverage Ratio and limit capital expenditures, each as defined by the agreement. However, the minimum Adjusted EBITDA and maximum Leverage Ratio covenants are only applicable if our unrestricted cash balance falls below $75.0 million and would remain in effect until the our unrestricted cash exceeds $75.0 million for 90 consecutive days.

As of December 31, 2010, we had used $58.8 million of the $65.0 million available under the Revolver to secure outstanding letters of credits.

We were in compliance with all of the financial covenants under our outstanding debt instruments as of December 31, 2010.  We cannot assure you that we will remain in compliance in subsequent periods.  If necessary, we will consider seeking a waiver or other alternatives to remain in compliance with the covenants.  For more detail regarding the covenants under the Facilities, see Part I - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.”

Liquidity

As of December 31, 2010, we had total liquidity of approximately $186.6 million, consisting of $6.2 million of unused borrowing capacity under the Revolver and $180.4 million of cash and cash equivalents (excluding restricted cash and short term investments).   As of December 31, 2010, we have used $58.8 million of the Revolver’s availability to secure outstanding letters of credits.

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

Additionally, on March 6, 2011, we signed a definitive agreement to purchase IRP and its subsidiary companies for $475 million in an all-cash transaction.  We have secured $375 million in committed financing from Deutsche Bank and UBS, which in addition to existing cash balances, is expected to be sufficient to finance the purchase price for IRP.  Rather than borrow under the committed financing, we may seek to issue common stock, convertible notes, senior notes or other securities in one or more public or private offerings in connection with the proposed acquisition.  There can be no assurance that we will undertake or complete any such financing transaction.

We believe that cash generated from operations, borrowings under our credit facilities and future debt and equity offerings, if any, will be sufficient to complete the proposed acquisition of IRP and to meet working capital requirements, anticipated capital expenditures, and scheduled debt payments throughout 2011 and for the next several years. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions in the coal industry), debt covenants, and financial, business and other factors, some of which are beyond our control.  We expect that our indebtedness will increase in connection with the proposed acquisition of IRP.  Additionally, we have $150 million of Senior Notes outstanding that are due in June 2012.  There is no assurance that cash, future borrowings or equity financing will be available for the payment or refinancing of the Senior Notes at their maturity.  If we are unable to refinance our indebtedness or obtain additional financing on favorable terms, we could face substantial liquidity pressures and might be required to sell material assets or operations to meet our debt service requirements.

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

Currently, our primary use of cash during the next several years is expected to be ordinary course of business expenses, capital expenditures for existing mines and the repayment our Senior Notes which mature in June 2012. We currently project that our capital expenditures for 2011 will be approximately $115 million. Our projected capital expenditures primarily consist of capital expenditure for normal mining activities including new and replacement mine equipment.  Our projected capital expenditures for 2011 also include approximately $30 million for safety mandates and new mine and infrastructure development. We expect that such expenditures will be funded through cash on hand and cash generated by operations.

Net cash provided by or used in operating activities reflects net income or net loss adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities).  Net cash provided by operating activities was $169.1 million and $27.6 million in 2010 and 2009, respectively.  We had net income of $78.2 million in 2010 as compared to net income of $51.0 million in 2009.  During 2010, our net income, as adjusted for non cash charges was decreased by a $31.7 million decrease in cash from our operating assets and liabilities.  The $31.7 million change in our operating assets and liabilities for 2010, includes a $38.5 million decrease in restricted cash and short term investments, a $16.7 million increase in accounts receivables and a $10.9 million increase in accounts payable.  During 2009, our net income, as adjusted for non cash charges was decreased by a $96.6 million decrease in cash from our operating assets and liabilities.  The $96.6 million change in our operating assets and liabilities for 2009, includes a $56.8 million increase in restricted cash and short term investments to secure our letters of credit, a $10.0 million increase in accounts receivables, a $15.0 million increase in inventories and a $10.6 million decrease in accounts payable.

Net cash used by investing activities increased $23.3 million to $95.3 million for 2010, as compared to 2009.  Capital expenditures were $95.4 million in 2010 and $72.2 million in 2009.  Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations. Additionally during 2010, our capital expenditures also included approximately $30.0 million for safety mandates and new mine and infrastructure development.

Net cash used by financing activities was $1.3 million in 2010 and consisted primarily of debt issuance costs on the amendment to the Revolver. During 2009 net cash provided by financing activities was $149.1 million and consisted primarily of the receipt of $167.0 million of net proceeds from our Convertible Senior Notes and $18.0 million of payments on our revolving credit facility.

Contractual Obligations

The following is a summary of our contractual obligations and commitments as of December 31, 2010:

	Payment Due by Period (in thousands)

Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Long term debt (1)	$322,500	-	150,000	172,500	-
Cash interest on long term debt and fees under our Revolver for letters of credit (2)	63,129	24,587	23,017	15,525	-
Operating lease obligations(3)	12,730	7,393	4,609	728	-
Royalty obligations(4)	214,949	25,042	47,020	42,236	100,651
Purchase obligations(5)	-	-	-	-	-
	$613,308	57,022	224,646	230,989	100,651

(1)	Consists of our Senior Notes and our Convertible Senior Notes as of December 31, 2010.

(2)
Consists of interest payments on our Senior Notes and Convertible Senior Notes.  Also includes a charge associated with outstanding letters of credit fees under the Revolver through the Revolver’s maturity (assumes the full amount of the Revolver capacity is used for letters of credit).  No replacement facilities are shown to replace the Senior Notes, Convertible Senior Notes or Revolver upon expiration of those facilities.

(3)	See Note 11 in the notes to the consolidated financial statements for additional information on leases.

(4)
Royalty obligations include minimum royalties payable on leased coal rights.  Certain coal leases do not have set expiration dates but extend until completion of mining of all merchantable and mineable coal reserves.  For purposes of this table, we have generally assumed that minimum royalties on such leases will be paid for a period of ten years.  Certain coal leases require payment based on minimum tonnage, for these contracts an average sales price of $90.00 per ton was used to project the future commitment. See Note 12 in the notes to the consolidated financial statements for additional information on royalty obligations.

(5)	Purchase obligations do not include agreements to purchase coal with vendors that do not include quantities or minimum tonnages, or monthly purchase orders.

Additionally, we have liabilities relating to pension, workers compensation, black lung, and mine reclamation and closure. As of December 31, 2010, the undiscounted payments related to these items are estimated to be:

Payments Due by Years (In Thousands)
Within 1 Year	2 - 3 Years	4 - 5 Years
$18,367	38,707	46,038

Our determination of these noncurrent liabilities is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. Moreover, in particular for periods after 2011, our estimates may change from the amounts included in the table, and may change significantly, if our assumptions change to reflect changing conditions. These assumptions are discussed in the Notes to the Consolidated Financial Statements and in the Critical Accounting Estimates in Management’s Discussion and Analysis.

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At December 31, 2010, we had $105.1 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $60.2 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $4.6 million. Surety bond costs have increased over time and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for post-mining reclamation, workers’ compensation programs, various insurance contracts and other obligations. As of December 31, 2010, we had $58.8 million of letters of credit outstanding.  The letters of credit are issued under our Revolver.

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

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 4.5% at December 31, 2010.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 4.5% to 4.0%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $2.2 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of December 31, 2010 was $64.9 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.4% at December 31, 2010. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate by 0.5% to 4.9%, all other things being equal, the present value of our black lung obligation would increase by approximately $3.3 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of December 31, 2010 was $45.7 million.

In March 2010, The Patient Protection and Affordable Care Act of 2010 (Act) was enacted into law and included a black-lung provision that creates a rebuttable presumption that a miner with at least 15 years of service, with totally disabling pulmonary or respiratory lung impairment and negative radiographic chest x-ray evidence would be disabled due to pneumoconiosis and be eligible for black lung benefits.  The new Act also makes it easier for widows of miners to become eligible for benefits.  In 2010, we estimated the impact of these changes on a limited population of current and potential future claimants, resulting in an estimated $9.8 million increase to the black lung obligation. This estimated increase in the black lung obligation was recorded along with an increase in the actuarial loss included in “Accumulated other comprehensive loss” on our balance sheet.   As of December 31, 2010, we are not able to estimate the impact of this legislation on the obligations related to future claims from older terminated miners and possible re-filed claims, due to significant uncertainty around the number of claims that will be filed and the effect the new award criteria will have on these claim populations.  We will continue to assess the impact of this legislation on our initial estimate as additional information becomes available and future regulations are issued.

Defined Benefit Pension

We have in place a non-contributory defined benefit pension plan under which all benefits were frozen in 2007.  The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments with comparable maturities. At December 31, 2010, the discount rate used to determine the obligation was 5.4%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.4% to 4.9%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $4.8 million.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the period ended December 31, 2010. Significant changes to these rates would introduce volatility to our pension expense.  Our accrued pension obligation as of December 31, 2010 was $12.0 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our asset retirement obligation liabilities consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. US GAAP requires that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is our estimate of our credit adjusted risk free rate. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under US GAAP, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. US GAAP recognizes that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of December 31, 2010 was $48.4 million.

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

We have no valuation allowance against our gross deferred tax assets as of December 31, 2010.  In connection with the completion of our forecasts of future taxable income in the fourth quarter of 2010 and considering other relevant factors, including a history of recent positive operating results, we concluded that  our deferred tax assets that were previously being reduced by a valuation allowance is more likely than not to ultimately be realizable.  As a result, the 2010 income taxes include a $33.2 million income tax benefit related to the reversal of the income tax valuation allowance.   This $33.2 million income tax benefit consists of the year end reversal of $22.1 million of the valuation allowance in connection with the conclusion that the deferred tax assets will be more likely than not to be realized and the reversal of $11.1 million of the valuation during the year in connection with the utilization of net operating losses.

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

Recent Accounting Pronouncements

In 2010, there were no accounting pronouncements that became effective that had a significant impact on our financial statements.

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

Adjusted EBITDA and the leverage ratio are the amounts used in our current debt covenants.  Adjusted EBITDA is defined as EBITDA further adjusted for certain cash and non-cash charges and the leverage ratio limits are debt to a multiple of adjusted EBITDA.  The leverage ratio is calculated as the Company’s Senior Funded Indebtedness divided by annualized Adjusted EBITDA.  Adjusted EBITDA is calculated below.  The Senior Funded Indebtedness includes the amounts outstanding under our Revolver and the amount of letters of credits issued under our Revolver.  As of December 31, 2010, we had $58.8 million of Senior Funded Indebtedness outstanding.  Adjusted EBITDA and the leverage ratio are used to determine compliance with financial covenants and our ability to engage in certain activities such as incurring additional debt and making certain payments.

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

EBITDA and Adjusted EBITDA are calculated as follows:

	Year Ended
	December 31	December 31
	2010	2009

Net income	$78,165	50,954
Income tax expense (benefit)	(23,566)	1,559
Interest expense	29,943	17,057
Interest income	(683)	(60)
Depreciation, depletion, and amortization	64,368	62,078
EBITDA (before adjustments)	148,227	131,588
Other adjustments specified in our debt agreement	8,401	14,511
Adjusted EBITDA	$156,628	146,099

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk

Our $150 million Senior Notes and $172.5 million Convertible Senior Notes have a fixed interest rate and are not sensitive to changes in the general level of interest rates.  Our Revolver has floating interest rates based on our option of either the base rate or LIBOR rate.  As of December 31, 2010, we had no borrowings outstanding under the Revolver.  We currently do not use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments.  The percentage of our sales pursuant to long-term contracts was approximately 88% for the year ended December 31, 2010.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
James River Coal Company:

We have audited James River Coal Company and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, James River Coal Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of James River Coal Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 9, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, VA

March 9, 2011

Item 9B.     Other Information

On July 21, 2010, the Dodd-Frank Act was enacted.  Section 1503 of the Dodd-Frank Act contains new reporting requirements regarding coal or other mine safety. The following is provided per the Dodd-Frank Act reporting requirements.

The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977 (the Mine Act). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. The table below presents information regarding certain mining safety and health citations which MSHA has issued with respect to our coal mining operations. In evaluating this information, consideration should be given to factors such as: (i) the number of citations and orders will vary depending on the size of the coal mine, (ii) the number of citations issued will vary from inspector to inspector and mine to mine, and (iii) citations and orders can be contested and appealed, and in that process, may be reduced in severity and amount, and are sometimes dismissed.

The information below includes references to specific sections of the Mine Act.   The information provided is for the three months ended December 31, 2010, except for pending legal actions, which are as of December 31, 2010:

(1)	For each coal or other mine, of which the issuer or a subsidiary of the issuer is an operator (number of occurrences, except for proposed assessment dollar values)

Table I - Mine Safety Information (Columns A to G show the 12 and 3 months ended December 31, 2010 totals, respectively)

Mine	Section 104A S&S Citations (A)	Section 104(b) Orders (B)	Section 104(d) Citations and Orders (C)	Section 110(b)(2) Violations (D)	Section 107(a) Orders (E)	Proposed MSHA Assessments (F)	Fatalities (G)	Pending Legal Actions (H)
Bell County Coal Corporation
Jellico	76/8	1/-	1/-	-/-	-/-	$54,615/31,688	-/-	10
Garmeada #2	26/7	-/-	-/-	-/-	-/-	11,153/3,350	-/-	6
Coal Creek	6/1	-/-	-/-	-/-	-/-	733/733	-/-	3
Cabin Hollow	-/-	-/-	-/-	-/-	-/-	1,657/-	-/-	2
Mosley Spur	-/-	-/-	-/-	-/-	-/-	-/-	-/-	3
Bell Preparation Plant	3/-	-/-	-/-	-/-	-/-	1,176/1,176	-/-	-
Bledsoe Coal Corporation
Beechfork Mine	119/36	1/-	4/1	-/-	1/1	248,896/ 57,651	-/-	7
Oldhouse Branch	31/15	-/-	-/-	-/-	-/-	16,901/ 3,500	-/-	3
Abner Branch Rider	90/28	-/-	13/-	-/-	-/-	577,533/ 283,992	1/-	8
Tantrough	49/7	-/-	1/-	-/-	-/-	37,274/ 9,997	-/-	5
#4	-	-/-	-/-	-/-	-/-	-	-/-	4
Marion Branch	-	-/-	-/-	-/-	-/-	-	-/-	1
#61 Plant	1/-	-/-	-/-	-/-	-/-	852/ -	-/-	1
#1 Plant	7/-	-/-	-/-	-/-	-/-	5,210/ 392	-/-	-
Clover Loadout	1/-	-/-	-/-	-/-	-/-	852/ 352	-/-	-
Blue Diamond Coal Company
#74	-/-	-/-	-/-	-/-	-/-	-/-	-/-	1
#75	102/25	-/-	3/1	-/-	-/-	460,711/ 116,082	-/-	8
#77	71/14	-/-	5/-	-/-	-/-	895,482/ 85,279	-/-	23
Calvary No. 81	107/26	1/-	7/-	-/-	-/-	727.892/ 225,068	-/-	14
76 Plant	11/-	-/-	-/-	-/-	-/-	9,370/ 1,300	-/-	2
James River Coal Service Company
Buckeye Strip #1	2/2	-/-	-/-	-/-	-/-	6,399/ 5473	-/-	-
Buckeye Highwall Miner	3/3	-/-	-/-	-/-	-/-	1,667/ 1367	-/-	-
Bear Branch Surface	-/-	-/-	1/-	-/-	-/-	9,900/ -	-/-	1
Lick Branch Strip	1/-	-/-	-/-	-/-	-/-	508/ -	-/-	1
Montgomery Creek	1/-	-/-	-/-	-/-	-/-	962/ -	-/-	-
Harmonds Branch	5/4	-/-	-/-	-/-	-/-	3,810/ 2,384	-/-	-
Leeco Inc.
# 68	241/63	2/2	20/6	-/-	-/-	928,479/ 349,457	1/ -	22
# 64 Plant	10/2	1/1	-/-	-/-	1/1	4,496 / 1,056	-/-	-
Jeff Tipple	1/1	-/-	-/-	-/-	-/-	563 / 563	-/-	-
Mccoy Elkhorn Coal Corp.
Mine #12	-/-	-/-	-/-	-/-	-/-	-/-	-/-	1
Mine # 15	76/20	-/-	3/3	-/-	-/-	97,358/ 8,963	-/-	21
Mine # 15A	5/5	-/-	2/2	-/-	-/-	13,117/ 13,117	-/-	-
Mine # 16	39/9	-/-	4/4	-/-	-/-	105,538/ 59,562	-/-	11
Mine # 23	35/13	-/-	1/-	-/-	-/-	18,246/ 17,363	-/-	11
Bevins Branch Preparation Plant	14/2	-/-	-/-	-/-	-/-	8,240 / 552	-/-	2
Burke Preparation Plant	8/-	-/-	-/-	-/-	-/-	1,832 / -	-/-	-
Shamrock Coal Company
Beech Fork Coal Prep Facility	14/-	-/-	-/-	-/-	-/-	26,897/ 12,290	-/-	3
Shamrock	49/-	-/-	3/-	-/-	-/-	259,483/ -	-/-	7
Triad Underground Mining LLC
Freelandville Underground	18/3	-/-	-/-	-/-	-/-	38,551/ 5,157	1/ -	6
Triad Mining Inc.
Log Creek Surface	-/-	-/-	-/-	-/-	-/-	-/-	-/-	1
Freelandville Mine	2/1	-/-	-/-	-/-	-/-	4,673/3,143	-/-	1
Patoka River Preparation Plant	2/1	-/-	-/-	-/-	-/-	725/325	-/-	-

(A)
The total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Mine Act for which the operator received a citation from the Mine Safety and Health Administration.

(B)	The total number of orders issued under section 104(b) of the Mine Act.
(C)	The total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under section 104(d) of the Mine Act.
(D)	The total number of flagrant violations under section 110(b)(2) of the Mine Act.
(E)	The total number of imminent danger orders issued under section 107(a) of the Mine Act.
(F)	The total dollar value of proposed assessments from the MSHA under the Mine Act.
(G)	The total number of mining-related fatalities.
(H)
The total number of pending legal actions before the Federal Mine Safety and Health Review Commission.  Each legal action is assigned a docket number and may have as its subject matter one or more citations, orders, penalties or complaints.

(2)
A list of such coal or other mine, of which the issuer or a subsidiary of the issuer is an operator, that received written notice from the MSHA of — (A) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health and safety hazards under section 104(e) of such Act (30 U.S.C. 814 (e)); or (B) the potential to have such a pattern.

Bledsoe Coal Corporation, a subsidiary of James River Coal Company, received written notification that a potential pattern of violation exists at its Abner Branch Rider Mine.  The notification was based on a screening of compliance records for the 12 months ended August 31, 2010 and of accident and employment records for the 12 months ending June 30, 2010.

Upon receipt of such a notification, we conduct a comprehensive review of the operation that received the notification and prepare and submit to MSHA a plan designed to enhance employee safety at the mine through better education, training, and safety management.  Following implementation of the plan, MSHA will conduct a complete inspection of the mine and further evaluate the situation and then advise the operator whether a pattern of violation exists and whether further action will be taken.  The failure to remediate the situation resulting in a finding that a pattern of violation does exist at a mine could have a significant impact on the operations of that mine.

(3)	Any pending legal action before the Federal Mine Safety and Health Review Commission involving such coal or other mine.

See footnote (H) in the table above.

PART III

Item 10.     Director, Executive Officers and Corporate Governance of the Registrant

The information contained under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” "Board Matters" and "Management" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 11.     Executive Compensation

The information contained under the headings “Compensation Committee Report,” “Executive Compensation,” “Equity Compensation Plans,” and “Compensation Committee Interlocks and Insider Participation” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the headings “Principal Shareholders and Securities Ownership of Management,” and “Equity Compensation Plans” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

The information contained under the heading “Compensation Committee Interlocks and Insider Participation” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

The information contained under the heading “Independent Registered Public Accountants” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements

The following financial statements and related report of Independent Registered Public Accounting Firm are incorporated in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

Exhibit Number	Description

2.1
Second Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Registrant and its Subsidiaries, dated as of April 20, 2004, incorporated herein by reference to Exhibit 2 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

2.2
Stock Purchase Agreement by and among James River Coal Company, Triad Mining, Inc. and the Stockholders of Triad Mining, Inc. dated as of March 30, 2005, incorporated herein by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2005

2.3
Purchase Agreement, dated as of March 6, 2011, by and between Lightfoot Capital Partners, LP, International Industries, Inc., International Resource Partners GP LLC, Kayne Anderson Energy Development Company and Tortoise Capital Resources Corporation and the Company and International Resource Partners GP LLC, as Agent, incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, dated March 7, 2011

3.1
Amended and Restated Articles of Incorporation of the Registrant, as Amended, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

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

10.22
Amended and Restated Revolving Credit Agreement by and among the Registrant, James River Coal Service Company, Leeco, Inc., Triad Mining, Inc., Triad Underground Mining, LLC, Bledsoe Coal Corporation,  Johns Creek Elkhorn Coal Corporation, Bell County Coal Corporation, James River Coal Sales, Inc., Bledsoe Coal Leasing Company, Blue Diamond Coal Company, and McCoy Elkhorn Coal Corporation, as Borrowers, the other Credit Parties thereto from time to time, as Guarantors, the Lenders party thereto from time to time, and General Electric Capital Corporation, as Administrative Agent  and Collateral Agent, GE Capital Markets, Inc., and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, and UBS Securities LLC, as Documentation Agent, dated as of January 28, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated February 3, 2010

10.22a
Second Amendment to Amended and Restated Revolving Credit Agreement by and among the Registrant, certain of its subsidiaries, the Lenders thereto, and General Electric Capital Corporation as Administrative and  Collateral Agent  dated as of October 29, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2010

10.22b
Consent and Third Amendment to Amended and Restated Revolving Credit Agreement, dated as of March 6, 2011, by and among the Company and certain of its Subsidiaries identified on the signature pages thereto, as Borrowers, and the other credit parties thereto, identified on the signature pages thereto as Guarantors, the Lenders party thereto, and General Electrical Capital Corporation, as Administrative Agent and as Collateral Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, dated March 7, 2011

10.23
Senior Bridge Facility Commitment Letter, dated as of March 6, 2011, by and between the Company and Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., UBS Loan Finance LLC and UBS Securities LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated March 7, 2011

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
James River Coal Company:

We have audited the accompanying consolidated balance sheets of James River Coal Company and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of James River Coal Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), James River Coal Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2011expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, VA
March 9, 2011

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2010	December 31, 2009
Assets

Current assets:
Cash and cash equivalents	$180,376	107,931
Trade receivables	59,970	43,289
Inventories:
Coal	23,305	22,727
Materials and supplies	13,690	10,462
Total inventories	36,995	33,189
Prepaid royalties	6,039	6,045
Other current assets	5,991	3,552
Total current assets	289,371	194,006
Property, plant, and equipment, at cost:
Land	7,751	7,194
Mineral rights	231,681	231,919
Buildings, machinery and equipment	423,617	362,654
Mine development costs	48,301	41,069
Total property, plant, and equipment	711,350	642,836
Less accumulated depreciation, depletion, and amortization	325,698	288,748
Property, plant and equipment, net	385,652	354,088
Goodwill	26,492	26,492
Restricted cash and short term investments (note 1)	23,500	62,042
Other assets	59,554	32,684
Total assets	$784,569	669,312

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2010	December 31, 2009
Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$57,300	46,472
Accrued salaries, wages, and employee benefits	7,744	6,982
Workers' compensation benefits	9,000	8,950
Black lung benefits	2,282	1,782
Accrued taxes	4,924	4,383
Other current liabilities (note 3)	16,496	15,439
Total current liabilities	97,746	84,008
Long-term debt, less current maturities	284,022	278,268
Other liabilities:
Noncurrent portion of workers' compensation benefits	55,944	50,385
Noncurrent portion of black lung benefits	43,443	31,017
Pension obligations	11,968	14,827
Asset retirement obligations	43,398	39,843
Other	665	622
Total other liabilities	155,418	136,694
Total liabilities	537,186	498,970

Commitments and contingencies (note 12)
Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 27,779,351 and 27,544,878 shares as of December 31, 2010 and 2009, respectively	278	275
Paid-in-capital	324,705	320,079
Accumulated deficit	(58,593)	(136,758)
Accumulated other comprehensive loss	(19,007)	(13,254)
Total shareholders' equity	247,383	170,342

Total liabilities and shareholders' equity	$784,569	669,312

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	December 31,	December 31,	December 31,
	2010	2009	2008

Revenues	$701,116	681,558	568,507
Cost of sales:
Cost of coal sold	514,515	508,888	527,888
Depreciation, depletion, and amortization	64,368	62,078	70,277
Total cost of sales	578,883	570,966	598,165
Gross profit (loss)	122,233	110,592	(29,658)
Selling, general, and administrative expenses	38,347	39,720	34,992
Total operating income (loss)	83,886	70,872	(64,650)
Interest expense	29,943	17,057	17,746
Interest income	(683)	(60)	(469)
Charges associated with repayment and amendment of debt (note 4)	-	1,643	15,618
Miscellaneous expense (income), net	27	(281)	(1,279)
Total other expenses, net	29,287	18,359	31,616
Income (loss) before income taxes	54,599	52,513	(96,266)
Income tax expense (benefit)	(23,566)	1,559	(273)
Net income (loss)	$78,165	50,954	(95,993)
Income (loss) per common share (note 13)
Basic income (loss) per common share	$2.82	1.85	(3.91)

Diluted income (loss) per common share	$2.82	1.85	(3.91)

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’
Equity and Comprehensive Income (Loss)
in thousands)

Predecessor Company	Common stock shares	Common stock par value	Paid-in- capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total

Balances, December 31, 2007	21,906	$219	159,403	(91,719)	1,871	69,774
Net loss	-	-	-	(95,993)	-	(95,993)
Amortization of black lung liability	-	-	-	-	(562)	(562)
Black lung obligation adjustment	-	-	-	-	(5,334)	(5,334)
Pension liability adjustment	-	-	-	-	(15,665)	(15,665)
Comprehensive loss						(117,554)
Issuance on common stock, net of offering costs of $421	4,913	49	93,771	-	-	93,820
Common stock issued for acquisition of mineral rights (note 2)	388	4	15,996	-	-	16,000
Issuance of restricted stock awards, net of forfeitures	238	2	(2)	-	-	-
Repurchase of shares for tax withholding	(72)	-	(2,474)	-	-	(2,474)
Exercise of stock options	20	-	542	-	-	542
Stock based compensation	-	-	5,130	-	-	5,130
Balances, December 31, 2008	27,393	274	272,366	(187,712)	(19,690)	65,238
Net Income	-	-	-	50,954	-	50,954
Amortization of pension actuarial amount	-	-	-	-	1,606	1,606
Black lung obligation adjustment	-	-	-	-	(574)	(574)
Pension liability adjustment	-	-	-	-	5,404	5,404
Comprehensive income						57,390
Equity component of convertible debt offering, net of offering costs of $1,433			43,385	-	-	43,385
Issuance of restricted stock awards, net of forfeitures	234	2	(2)	-	-	-
Repurchase of shares for tax withholding	(87)	(1)	(1,712)	-	-	(1,713)
Exercise of stock options	5	-	75	-	-	75
Stock based compensation	-	-	5,967	-	-	5,967
Balances, December 31, 2009	27,545	275	320,079	(136,758)	(13,254)	170,342
Net Income	-	-	-	78,165	-	78,165
Amortization of pension actuarial amount	-	-	-	-	783	783
Amortization of black lung actuarial amount					412	412
Black lung obligation adjustment	-	-	-	-	(10,320)	(10,320)
Pension liability adjustment					(168)	(168)
Tax impact of adjustments to accumulated other comprehensive loss	-	-	-	-	3,540	3,540
Comprehensive income						72,412
Issuance of restricted stock awards, net of forfeitures	284	3	(3)	-	-	-
Repurchase of shares for tax withholding	(55)	-	(844)	-	-	(844)
Exercise of stock options	5	-	73	-	-	73
Stock based compensation	-	-	5,400	-	-	5,400
Balances, December 31, 2010	27,779	$278	324,705	(58,593)	(19,007)	247,383

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$78,165	50,954	(95,993)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, and amortization of property, plant, and equipment	64,368	62,078	70,277
Accretion of asset retirement obligations	3,334	3,212	2,768
Amortization of debt discount and issue costs	8,066	1,813	1,411
Stock-based compensation	5,400	5,967	5,130
Deferred income tax benefit	(22,236)	180	4
Loss (gain) on sale or disposal of property, plant, and equipment	307	(61)	(163)
Write-off of deferred financing costs	-	-	2,383
Changes in operating assets and liabilities:
Receivables	(16,681)	(9,988)	7,745
Inventories	(3,680)	(15,025)	(2,236)
Prepaid royalties and other current assets	(2,433)	(1,440)	100
Restricted cash and short term investments	38,542	(56,820)	(5,222)
Other assets	(2,060)	(4,233)	(4,403)
Accounts payable	10,828	(10,596)	9,762
Accrued salaries, wages, and employee benefits	762	340	632
Accrued taxes	(303)	(1,787)	(2,251)
Other current liabilities	1,066	(3,626)	8,702
Workers' compensation benefits	5,609	3,558	2,185
Black lung benefits	3,018	1,657	538
Pension obligations	(2,244)	2,144	(1,395)
Asset retirement obligations	(809)	(861)	(1,082)
Other liabilities	43	93	(468)
Net cash provided by (used in) operating activities	169,062	27,559	(1,576)
Cash flows from investing activities:
Additions to property, plant, and equipment	(95,426)	(72,159)	(74,697)
Proceeds from sale of property, plant and equipment	82	149	1,108
Net cash used in investing activities	(95,344)	(72,010)	(73,589)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	172,500	-
Repayment of long-term debt	-	-	(38,800)
Proceeds from Revolver	-	12,500	26,500
Repayments of Revolver	-	(30,500)	(8,500)
Net proceeds from issuance of common stock	-	-	93,820
Debt issuance costs	(1,346)	(5,517)	(486)
Proceeds from exercise of stock options	73	75	542
Net cash provided by (used in) financing activities	(1,273)	149,058	73,076
Increase (decrease) in cash and cash equivalents	72,445	104,607	(2,089)
Cash and cash equivalents at beginning of period	107,931	3,324	5,413
Cash and cash equivalents at end of period	$180,376	107,931	3,324

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

Cash and Cash Equivalents and Restricted Cash and Short Term Investments

Cash and cash equivalents are stated at cost. Cash equivalents consist of highly-liquid investments with an original maturity of three months or less when purchased.

Restricted cash is stated at cost.  Restricted cash and short term investments consists of cash, cash equivalents and investments in bonds and certificate of deposits.  The Company intends to hold all investments held as restricted cash until maturity.

As of December 31, 2010, the Company had restricted cash and short term investments of $23.5 million that it maintained in collateral accounts.  The restricted cash and short term investments consisted of $15.0 million of cash to ensure that the Company has adequate capacity under the Revolver to support its outstanding letters of credit (Note 4) and $8.5 million of cash equivalents and short term investments to support the issuance of surety bonds.

As of December 31, 2009, the Company had restricted cash of approximately $62.0 million.  The restricted cash secured 105% of the letters of credit that were outstanding as of that date.

Trade Receivables

Trade receivables are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on review of historical write off experience. The Company has determined that no allowance is necessary for trade receivables as of December 31, 2010 and 2009. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories

Inventories of coal and materials and supplies are stated at the lower of cost or market. Cost is determined using the average cost for coal inventories and the first-in, first-out method for materials and supplies. Coal inventory costs include labor, supplies, equipment cost, depletion, royalties, black lung tax, reclamation tax and preparation plant cost.

Asset Retirement Obligations

The Company’s asset retirement obligation liabilities primarily consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Asset retirement obligations are initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows, in the period in which it is incurred. The estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed is reviewed periodically by the Company’s management and engineers. In estimating future cash flows, the Company considers the estimated current cost of reclamation and applies inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on behalf of the Company. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Accretion expense is included in cost of produced coal. To the extent there is a difference between the liability recorded and the cost incurred, a gain or loss upon settlement is recognized.  The following table sets forth the changes in the Company’s asset retirement obligations at December 31, 2010 and 2009 (in thousands):

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2010	2009
Asset retirement obligations at beginning of year	$44,843	$41,509
Liabilities incurred	1,166	1,246
Liabilities disposed	(154)	(621)
Revisions in estimated cash flows	50	190
Accretion expense	3,334	3,212
Liabilities settled	(850)	(693)
Asset retirement obligations at end of year	48,389	44,843
Less amount included in other current liabilities	(4,991)	(5,000)
Total non-current liability	$43,398	$39,843

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Other Assets

Other assets at December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred tax asset, net	$30,847	$5,071
Prepaid royalties, net of current portion	17,064	13,910
Deferred financing costs	5,842	6,808
Other	5,801	6,895
	$59,554	$32,684

Deferred financing costs are the costs to obtain new debt financing or amend existing financing agreements and are deferred and amortized to interest expense over the life of the related indebtedness or credit facility using either the effective interest method or the straight-line method if it approximates the effective interest method.

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

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) at December 31, 2010, includes a $12.2 million actuarial loss on the Company’s pension plan, a $10.3 million actuarial loss on its black lung obligation and a $3.5 million tax benefit associated with the items included in accumulated comprehensive income (loss).  The accumulated other comprehensive income (loss) at December 31, 2009, includes a $12.8 million actuarial loss on the Company’s pension plan and a $0.4 million actuarial loss on its black lung obligation.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Workers’ Compensation

The Company is liable for workers’ compensation benefits for traumatic injuries under state workers’ compensation laws in which it has operations. Except as indicated, the Company is self insured for workers’ compensation for its Kentucky operations, with specific excess insurance purchased from independent insurance carriers to cover individual traumatic claims in excess of the self-insured limits.  For the period June 2002 to June 2005, workers’ compensation coverage was insured through a third party insurance company using a large risk rating plan.  The Company’s operations in Indiana are insured through a third party insurance company using a large risk rating plan.

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

Health Claims

The Company is self-insured for certain health care coverage. The cost of this self-insurance program is accrued based upon estimates of the costs for known and anticipated claims. The Company recorded an estimated amount to cover known claims and claims incurred but not reported of $1.7 million and $2.2 million as of December 31, 2010 and 2009, respectively, which is included in accrued salaries, wages, and employee benefits.

Equity-Based Compensation Plan

The Company’s stock compensation expense is based on estimated grant-date fair values. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award.  The Company’s estimated future forfeiture rates are based on its historical experience.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

(2)	Acquisition of Mineral Rights

In 2008, the Company closed a transaction under an Asset Purchase Agreement to acquire certain coal reserves and permits.  The acquired assets included approximately 10.2 million tons of proven and probable surface reserves and 3.6 million tons of proven and probable underground reserves, plus additional surface resources.  The purchase price for the acquisition was $36 million, comprised of $16 million in cash at closing, a short term promissory note for $4 million that was paid in full in 2008 and 387,973 shares of newly issued common stock of the Company, valued at $16 million (shares valued based on the most recent closing price prior to closing).

(3)	Other Current Liabilities

Other current liabilities at December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Accrued interest	$2,098	2,069
Current portion of asset retirement obligation	4,991	5,000
Accrued royalties	7,284	7,746
Other	2,123	624
	$16,496	15,439

(4)	Long Term Debt and Interest Expense

Long-term debt is as follows at December 31, 2010 and 2009 (in thousands):

	2010	2009
Senior Notes	$150,000	$150,000
Convertible Senior Notes, net of discount	134,022	128,268
Revolver	-	-
Total long-term debt	284,022	278,268
Less amounts classified as current	-	-
Total long-term debt, less current maturities	$284,022	$278,268

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Scheduled maturities of long-term debt are as follows (in thousands):

Year ended December 31:
2011	$-
2012	150,000
2013	-
2014	-
2015	172,500
$322,500

Senior Notes

The $150 million of Senior Notes are due on June 1, 2012 (the Senior Notes).  The Senior Notes are unsecured and accrue interest at 9.375% per annum.  Interest payments on the Senior Notes are required semi-annually.  The Company may redeem the Senior Notes, in whole or in part, at any time at redemption prices of 102.34% through June 1, 2011 and 100% thereafter.

The Senior Notes limit the Company’s ability, among other things, to pay cash dividends.  In addition, if a change of control occurs (as defined in the Indenture), each holder of the Senior Notes will have the right to require the Company to repurchase all or a part of the Senior Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of repurchase.

Convertible Senior Notes

In 2009, the Company issued $172.5 million of 4.5% Convertible Senior Notes due on December 1, 2015 (the “Convertible Senior Notes”).   The Convertible Senior Notes are shown net of a $38.5 million and a $44.2 million discount as of December 31, 2010 and 2009, respectively.  The discount on the Convertible Senior Notes relates to the $44.8 million of the proceeds that were allocated to the equity component of the Convertible Senior Notes at issuance, resulting in an effective interest rate of 10.2%.  The Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 38.7913 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, representing an initial conversion price of approximately $25.78 per share of the Company’s stock.  Interest on the Convertible Senior Notes is paid semi-annually.

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
(b)
The Revolver’s borrowing base is based on the sum 85% of the Company’s eligible accounts receivable plus 65% of the eligible inventory minus reserves from time to time set by the administrative agent.  The eligible accounts receivable and inventories are further adjusted as specified in the agreement.  The Company’s borrowing base can also be increased by 95% of any cash collateral that the Company maintains in a cash collateral account.

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

As of December 31, 2010, the Company had used $58.8 million of the $65.0 million available under the Revolver to secure outstanding letters of credits.  As of December 31, 2010, the Company had $15.0 million of cash in a restricted cash collateral account to ensure that the Company has adequate capacity under the Revolver to support its outstanding letters of credit.

Prior Debt Agreements

As discussed above, the terms of the Prior Revolver were amended and restated in January 2010.  There were no amounts outstanding on the Prior Revolver as of December 31, 2009 or at the time it was amended.

The Company expensed $1.6 million in 2009 in connection with a fee to terminate a Prior Letter of Credit Facility and included the fee in charges associated with the repayment and amendment of debt in the consolidated financials statements for the year ended December 31, 2009.

In 2008, in connection with the repayment of a Prior Term Facility, the Company expensed approximately $2.4 million of unamortized financing charges on the Prior Term Facility in the year ended December 31, 2008.   In 2008, the Company expensed approximately $13.3 million of costs associated with the two credit amendments to its Prior Revolver and Prior Term Credit Agreement.  The write-off of the unamortized financing charges and the expenses associated with the amendments to the Credit Amendments are included in charges associated with the repayment and amendment of debt in the consolidated financials statements for the year ended December 31, 2008.

Interest Expense

During the years ended December 31, 2010, 2009 and 2008, the Company paid $22.1 million, $14.4 million, and $16.8 million in interest, respectively.

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

The Company was in compliance with all of the financial covenants under its outstanding debt instruments as of December 31, 2010.

(5)	Workers’ Compensation Benefits

As of December 31, 2010 and 2009, the workers’ compensation benefit obligation consisted of the following (in thousands):

	2010	2009
Workers' compensation benefits	$64,944	59,335
Less current portion	9,000	8,950
Noncurrent portion of workers' compensation benefits	$55,944	50,385

Actuarial assumptions used in the determination of the liability for the self-insured portion of workers’ compensation benefits included a discount rate of 4.5% and 5.3% at December 31, 2010 and 2009, respectively.

(6)	Pneumoconiosis (Black Lung) Benefits

As of December 31, 2010 and 2009, the black lung benefit obligation consisted of the following (in thousands):

	2010	2009
Black lung benefits	$45,725	32,799
Less current portion	2,282	1,782
Noncurrent portion of black lung benefits	$43,443	31,017

A reconciliation of the changes in the black lung benefit obligation is as follows (in thousands):

	2010	2009
Beginning of the year black lung obligation	$32,799	30,568
Black lung actuarial liability adjustment	10,320	575
Service cost	1,757	1,225
Interest cost	2,235	1,712
Benefit payments	(1,386)	(1,281)
End of year accumulated black lung obligation	$45,725	32,799

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The actuarial assumptions used in the determination of accumulated black lung obligations as of December 31, 2010 and 2009 included a discount rate of 5.4% and 5.8%, respectively. A 1.0% decrease in the discount rate used at December 31, 2010, would increase the black lung obligation by approximately $6.9 million.  For purposes of determining net periodic expense related to such obligations, the Company used a discount rate of 5.8%, 5.8%, and 6.5% for the years ended December 31, 2010, 2009 and 2008.

The components of net periodic benefit cost are as follows (in thousands):

	2010	2009	2008
Service cost	$1,757	1,225	480
Interest cost	2,235	1,712	1,962
Amortization of actuarial losses (gains)	412	-	(562)
Net periodic benefit cost	$4,404	2,937	1,880

In March 2010, The Patient Protection and Affordable Care Act of 2010 (Act) was enacted into law and included a black-lung provision that creates a rebuttable presumption that a miner with at least 15 years of service, with totally disabling pulmonary or respiratory lung impairment and negative radiographic chest x-ray evidence would be disabled due to pneumoconiosis and be eligible for black lung benefits.  The new Act also makes it easier for widows of miners to become eligible for benefits.  In 2010, we estimated the impact of these changes on a limited population of current and potential future claimants, resulting in an estimated $9.8 million increase to the black lung obligation. This estimated increase in the black lung obligation was recorded along with an increase in the actuarial loss included in “Accumulated other comprehensive loss” on our balance sheet.   As of December 31, 2010, we are not able to estimate the impact of this legislation on the obligations related to future claims from older terminated miners and possible re-filed claims, due to significant uncertainty around the number of claims that will be filed and the effect the new award criteria will have on these claim populations.  We will continue to assess the impact of this legislation on our initial estimate as additional information becomes available and future regulations are issued.

As of December 31, 2010, the Company has a $10.3 million gross actuarial loss recorded in accumulated other comprehensive income (loss) on its black lung obligation.  The Company expects that it will amortize $0.6 million of this actuarial loss during the year ended December 31, 2011.

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Shares awarded or subject to purchase under the Plan that are not delivered or purchased, or revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance under the Plan. At December 31, 2010, there were 594,343 shares available under the Plan for future awards.

The following table highlights the expense related to share-based payment for the periods ended December 31 (in thousands):

	2010	2009	2008
Restricted stock	$5,095	5,655	4,813
Stock options	305	312	317
Stock based compensation	$5,400	5,967	5,130

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

	2010	2009	2008
Dividend yield	0.0%	0.0%	0.0%
Expected volatility factor(1)	90.0%	90.0%	70.0%
Weighted average expected volatility	90.0%	90.0%	70.0%
Risk-free interest rate(2)	3.9%	2.6%	3.4%
Expected term (in years)	6.5	6.5	6.5

(1)	The Company used historical experience to estimate its volatility.
(2)	The risk-free interest rate for periods is based on U.S. Treasury yields in effect at the time of grant.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following is a summary of restricted stock and stock option awards:

	Restricted Stock		Stock Options
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Fair Value	Shares	Exercise
	Outstanding	at Issue	Outstanding	Price
January 1, 2008	676,307	$15.84	264,334	$15.79
Granted	244,140	35.68	20,000	36.30
Exercised/Vested	(212,598)	15.62	(20,000)	27.12
Canceled	(5,800)	19.16	(3,334)	14.84
December 31, 2008	702,049	22.78	261,000	16.51
Granted	234,311	13.87	20,000	13.87
Exercised/Vested	(218,708)	16.27	(5,000)	15.00
Canceled	-	-	-	-
December 31, 2009	717,652	21.86	276,000	16.34
Granted	287,622	17.01	20,000	17.01
Exercised/Vested	(158,788)	26.69	(5,000)	14.60
Canceled	(3,600)	19.36	-	-
December 31, 2010	842,886	$19.30	291,000	$16.42

The following table summarizes additional information about the stock options outstanding at December 31, 2010.

	Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in 000's)

Outstanding at December 31, 2010	$10.80-$36.30	291,000	$16.42	4.8	$ 3,052

Exercisable at December 31, 2010	$10.80-$36.30	251,004	$15.98	4.1	$ 2,732

Vested and expected to vest at December 31, 2010		291,000	$16.42	4.8	$ 3,052

(1)
The difference between a stock award's exercise price and the underlying stock's market price at December 31, 2010.
No value is assigned to stock awards whose option price exceeds the stock's market price at December 31, 2010.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of December 31, 2010.

		Remaining Period
	Unearned	Of Expense
	Compensation	Recognition
	(in 000's)	(in years)
Stock Options	$380	1.8
Restricted Stock	9,578	2.8
Total	$9,958

(8)	Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	2010	2009	2008
Current:
Federal	$(1,354)	1,354	-
State	24	25	(277)
	(1,330)	1,379	(277)
Deferred:
Federal	(20,720)	165	53
State	(1,516)	15	(49)
	(22,236)	180	4
	$(23,566)	1,559	(273)

A reconciliation of income taxes computed at the statutory federal income tax rate to the expense (benefit) for income taxes included in the consolidated statements of operations is presented below:

	2010		2009	2008

Federal income taxes at statutory rates	35.0%		34.0%	(34.0	) %
Percentage depletion	(20.4)		(25.8)	(3.8)
Effect of state and federal tax rate change, net	1.7		(0.2)	(0.1)
Change in valuation allowance	(60.9)		(6.2)	39.2
State income taxes, net of federal	(1.8)		0.4	(2.4)
Other, net	3.2		0.8	0.8
	(43.2	) %	3.0%	(0.3	) %

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below (in thousands):

	2010	2009
Deferred tax assets:
Accruals for financial reporting purposes, principally workers' compensation and black lung obligations	$60,520	55,001
Net operating loss carryforwards	75,182	73,504
Accumulated comprehensive income, principally pension	8,258	4,718
Other	104	1,405
Total gross deferred tax assets	144,064	134,628
Less valuation allowance	-	33,247
Gross deferred tax assets net of valuation	144,064	101,381
Deferred tax liabilities:
Discount on Senior Convertible Notes	14,120	15,824
Other - principally property, plant and equipment due to differences in depreciation, depletion and amortization	99,097	80,486
Total gross deferred tax liability	113,217	96,310
Net deferred tax asset	$30,847	5,071

The net deferred tax asset is included in other assets.  In connection with the completion of our forecasts for future taxable income in the fourth quarter of 2010 and considering other relevant factors, including a history of positive operating results, the Company concluded that the deferred tax assets that were previously being reduced by a valuation allowance are more likely than not to be realizable.  As a result, the 2010 income taxes include a $33.2 million income tax benefit related to the reversal of the income tax valuation allowance.   This $33.2 million income tax benefit consists of the year end reversal of $22.1 million of the valuation allowance in connection with the conclusion that the deferred tax assets will be more likely than not to be realized and the reversal of $11.1 million of the valuation during the year in connection with the utilization of net operating losses.

At December 31, 2010, the Company has consolidated NOLs for federal income tax purposes of approximately $206 million that expire beginning in 2023 and consolidated Kentucky net operating loss carryforwards of approximately $80 million which expire beginning in 2023. These net operating loss carryforwards generate a combined federal and state tax benefit of approximately $75.2 million.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax returns in Virginia, Kentucky and Indiana as “major” tax jurisdictions. The only periods subject to examination for the Company’s federal return are the 2007 through 2010 tax years. The periods subject to examination for the Company’s state returns in Virginia are years 2007 through 2010; Kentucky are years 2006 through 2010 and Indiana are years 2007 through 2010. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position.  Therefore, no reserves for uncertain income tax positions have been recorded.

During the year ended December 31, 2010, the Company paid no income taxes.   During the year ended December 31, 2009, the Company paid income taxes of $1.6 million.  The Company received $0.1 million of income tax refunds during 2008.  The income tax benefit (expense) includes no interest and penalties for the years ended December 31, 2010, 2009 and 2008.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

To develop the expected long-term rate of return on assets assumption, the Company performs a periodic analysis which considers the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.  This evaluation resulted in the selection of the 7.5% long-term rate of return on assets assumption for the year ended December 31, 2010.

The Company utilizes a fair value hierarchy, which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  The plan assets are valued using unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  The fair value of the major categories of qualified defined benefit pension plan assets includes the following (in thousands):

	2010		2009
	Amount	Percentage	Amount	Percentage
Mutual funds - equity	$35,547	61.9%	$28,987	57.6%
Mutual funds - international equity	5,113	8.9%	4,980	9.9%
Mutual funds - fixed income/taxable	16,507	28.7%	16,097	32.0%
Money market funds and cash	309	0.5%	270	0.5%
	$57,476	100.0%	$50,334	100.0%

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table sets forth changes in the plan’s benefit obligations, changes in the fair value of plan assets, and funded status at December 31, 2010 and 2009 (in thousands):

	2010	2009
Change in benefit obligation:
Projected benefit obligation at beginning of year	$65,161	62,242
Interest cost	3,760	3,660
Actuarial loss	3,103	1,582
Benefits paid	(2,580)	(2,323)
Projected benefit obligation at end of year	$69,444	65,161
Change in plan assets:
Fair value of plan assets at beginning of year	$50,334	42,549
Actual return on plan assets	6,624	10,085
Employer contributions	3,098	23
Benefits paid	(2,580)	(2,323)
Fair value of plan assets at end of year	$57,476	50,334
Reconciliation of funded status:
Funded status	$(11,968)	(14,827)
Net amount recognized	$(11,968)	(14,827)
Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(11,968)	(14,827)

The accumulated benefit obligation of the plan was $69.4 million and $65.2 million as of December 31, 2010 and 2009, respectively. Company contributions in 2011 are expected to be approximately $1.8 million.

The components of net periodic benefit cost and benefits paid by period are as follows (in thousands):

	2010	2009	2008
Interest cost	$3,760	3,660	3,645
Expected return on plan assets	(3,689)	(3,099)	(4,358)
Recognized net actuarial loss	783	1,606	-
Net periodic benefit cost	$854	2,167	(713)

Benefits paid	$2,580	2,323	2,847

As of December 31, 2010 and 2009 the Company had a $12.2 million and a $12.8 million gross actuarial loss recorded in accumulated other comprehensive loss on its defined benefit plan.  The Company expects to recognize $0.8 million of the net actuarial loss in the year ended December 31, 2011.

The weighted-average assumptions used to determine the pension benefit obligations are as follows:

	2010	2009
Discount rate	5.4%	5.9%
Expected return on plan assets	7.5%	7.5%

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	2010	2009	2008
Discount rate	5.9%	6.0%	5.8%
Expected return on plan assets	7.5%	7.5%	7.5%

The following benefit payments are expected to be paid (based on the assumptions described above (in thousands)).

Year ended December 31:
2011	$3,028
2012	3,182
2013	3,315
2014	3,544
2015	3,669
2016-2020	20,711

Savings and Profit Sharing Plan

The Company sponsors defined contribution pension plans and profit sharing plans.  All U.S. employees are eligible for at least one of the Company’s plans. The Company’s contributions vary depending on the plan and cannot exceed the maximum allowable for tax purposes.  The Company recognized approximately $2.8 million, $3.3 million and $3.7 million of expense relating to these plans for the years ended December 31, 2010, 2009 and 2008, respectively.

(10)	Major Customers

During 2010, approximately 71% of total revenues were from two customers in the CAPP segment, the largest of which represented 39% of total revenues, and an additional 11% of our total revenues were from one customer in the Midwest segment.   During 2009, approximately 76% of total revenues were from two customers in the CAPP segment, the largest of which represented 39% of revenues.  During 2008, approximately 48% of total revenues were from two customers in the CAPP segment, the largest of which represented 36% of revenues.  The segment revenues are included in Note 15.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(11)	Leases

The Company leases equipment and various other properties under non-cancelable long-term leases, expiring at various dates. Certain leases contain options that would allow the Company to extend the lease or purchase the leased asset at the end of the base lease term. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2010 were as follows (in thousands):

Operating
leases
Year ended December 31:
2011	$7,393
2012	3,280
2013	1,329
2014	728
2015	-
$12,730

The Company incurred rent expense on equipment and office space of approximately $11.2 million, $10.8 million and $10.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(12)	Commitments and Contingencies

Future minimum royalty commitments under coal lease agreements at December 31, 2010 were as follows (in thousands):

Royalty
commitments
Year ended December 31:
2011	$25,042
2012	23,897
2013	23,123
2014	21,405
2015	20,831
2016 and thereafter	100,651
$214,949

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

The Company has established irrevocable letters of credit totaling $58.8 million as of December 31, 2010 to guarantee performance under certain contractual arrangements.  The letters of credit have been issued under the Company’s Revolver (see Note 4).

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings (loss) per share (in thousands):

	2010	2009	2008
Basic earnings per common share:
Net income (loss)	$78,165	50,954	(95,993)
Income allocated to participating securities	(2,336)	(1,395)	-
Net income (loss) available to common shareholders	$75,829	49,559	(95,993)

Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	26,883	26,765	24,520
Dilutive effect of unvested restricted stock (participating securities)	830	754	-
Dilutive effect of stock options	54	49	-
Diluted number of common shares and common equivalent shares outstanding	27,767	27,568	24,520

Basic earnings (loss) per common share	$2.82	1.85	(3.91)

Diluted net income per common share:
Net income (loss)	$78,165	50,954	(95,993)
Income allocated to participating securities	-	-	-
Net income (loss) available to potential common shareholders	$78,165	50,954	(95,993)

Diluted net earnings (loss) per share	$2.82	1.85	(3.91)

For periods in which there was a loss, the Company excludes from its diluted loss per share calculation options to purchase shares and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per share.  The excluded instruments would have increased the diluted weighted average number of common and common equivalent shares outstanding by approximately 0.8 million for the year ended December 31, 2008.  In addition, in periods of net losses, the Company has not allocated any portion of such losses to participating securities holders for its basic loss per share calculation as such participating securities holders are not contractually obligated to fund such losses.

The Company’s Convertible Senior Notes are convertible at the option of the holders upon the occurrence of certain events (Note 4).  As of December 31, 2010, the 4.5% Convertible Senior Notes had not reached the specified threshold for conversion.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)	Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information. As of December 31, 2010 and 2009, except for long-term debt obligations, the carrying amounts of all financial instruments approximate their fair values due to their short maturities.

The carrying value and fair value of our Senior Notes and Convertible Senior Notes are as follows (in thousands)

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$150,000	$153,000	$150,000	$153,750
Convertible Senior Notes (excludes discount)	172,500	210,880	172,500	171,650

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

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Years Ended
	December 31,
	2010	2009	2008
Revenues
CAPP	$585,064	579,108	467,609
Midwest	116,052	102,450	100,898
Corporate	-	-	-
Total	$701,116	681,558	568,507

Depreciation, depletion and amortization
CAPP	$53,467	49,380	55,979
Midwest	10,840	12,646	14,218
Corporate	61	52	80
Total	$64,368	62,078	70,277

Total operating income (loss)
CAPP	$96,237	98,485	(35,861)
Midwest	7,537	(4,909)	(10,296)
Corporate	(19,888)	(22,704)	(18,493)
Total	$83,886	70,872	(64,650)

Interest Income (1)
Corporate	$(683)	(60)	(469)
Total	$(683)	(60)	(469)

Interest Expense (1)
Corporate	$29,943	17,057	17,746
Total	$29,943	17,057	17,746

Income tax expense (benefit) (1)
Corporate	$(23,566)	1,559	(273)
Total	$(23,566)	1,559	(273)

Net earnings (loss) (1)
CAPP	$96,237	98,485	(35,861)
Midwest	7,537	(4,909)	(10,296)
Corporate	(25,609)	(42,622)	(49,836)
Total	$78,165	50,954	(95,993)

(1) The Company does not allocate interest income, interest expense or income taxes to its segments.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31,
	2010	2009
Total Assets
CAPP	$551,762	421,825
Midwest	114,939	88,815
Corporate	117,868	158,672
Total	$784,569	669,312

Goodwill
CAPP	$-	-
Midwest	26,492	26,492
Corporate	-	-
Total	$26,492	26,492

	Years Ended
	December 31,
Capital Expenditures	2010	2009	2008
CAPP	$75,795	58,147	66,467
Midwest	19,631	13,840	8,167
Corporate	-	172	63
Total	$95,426	72,159	74,697

(16)  Subsequent Event

On March 6, 2011, the Company signed a definitive agreement to purchase International Resource Partners LP (“IRP”) and its subsidiary companies for $475 million in an all-cash transaction.  IRP mines, processes and sells metallurgical and steam coal through its mining complexes in Southern West Virginia and Eastern Kentucky.  IRP, through its wholly owned subsidiary Logan & Kanawha, also conducts coal brokering and trading operations.

The Company has secured $375 million in committed bridge financing from Deutsche Bank AG Cayman Islands Branch and UBS Loan Finance LLC  which in addition to existing cash balances, is expected to be sufficient to finance the purchase price for IRP.  The bridge financing, if drawn upon, would have interest at variable rates reset monthly based on certain liquidity measures of the combined company.  Any funding under the bridge financing would be required to be prepaid, if the Company were to raise certain alternate financing, as defined in the agreement.  Additionally the bridge financing provides for conversion to term financing if the Company does not raise alternate financing, as specified by the agreement, within one year of any funding under the bridge financing.

The purchase agreement contains customary representations, warranties, covenants and conditions, as well as indemnification provisions subject to specified limitations.  The closing of the acquisition is subject to the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, certain third party consents and other customary closing conditions.  The acquisition is expected to close in the first half of 2011.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)  Quarterly Information (Unaudited)

Set forth below is the Company’s quarterly financial information for the previous two fiscal years (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Total revenue	$184,601	183,045	171,420	162,050
Gross profit	38,926	38,098	25,500	19,709
Income from operations	29,607	28,275	15,695	10,309
Income before taxes	22,272	20,594	8,755	2,978
Net income	23,245	19,850	9,200	25,870
Basic Earnings per share	$0.84	0.72	0.33	0.93
Diluted Earning per share	0.84	0.71	0.33	0.93

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Total revenue	$192,121	$171,649	$168,320	$149,468
Gross profit	44,941	28,006	24,387	13,258
Income from operations	35,654	17,447	14,121	3,650
Income (loss) before taxes	31,680	13,748	10,246	(3,161)
Net income (loss)	28,171	16,178	9,808	(3,203)
Earning (loss) per share (Basic and Diluted):	$1.03	0.59	0.36	(0.12)

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 9th day of March, 2011.

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