Form 10-Q
period 2011-03-31
James River Coal CO
filed 2011-05-10
CIK 1297720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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
Yes    ☐             No    ☒

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 19, 2011 was 35,521,434.

FORM 10-Q INDEX

PART I                                      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2011	December 31, 2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$553,337	180,376
Trade receivables	48,442	59,970
Inventories:
Coal	34,851	23,305
Materials and supplies	14,544	13,690
Total inventories	49,395	36,995
Prepaid royalties	6,549	6,039
Other current assets	5,237	5,991
Total current assets	662,960	289,371
Property, plant, and equipment, net	389,888	385,652
Goodwill	26,492	26,492
Restricted cash and short term investments (note 1)	302,360	23,500
Other assets	42,241	59,554
Total assets	$1,423,941	784,569

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$46,182	57,300
Accrued salaries, wages, and employee benefits	7,751	7,744
Workers' compensation benefits	9,000	9,000
Black lung benefits	2,282	2,282
Accrued taxes	5,947	4,924
Other current liabilities	20,151	16,496
Total current liabilities	91,313	97,746
Long-term debt, less current maturities	721,824	284,022
Other liabilities:
Noncurrent portion of workers' compensation benefits	57,006	55,944
Noncurrent portion of black lung benefits	44,344	43,443
Pension obligations	11,007	11,968
Asset retirement obligations	45,392	43,398
Other	646	665
Total other liabilities	158,395	155,418
Total liabilities	971,532	537,186
Commitments and contingencies (note 6)
Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 35,426,851 and 27,779,351 shares as of March 31, 2011 and December 31, 2010	354	278
Paid-in-capital	537,044	324,705
Accumulated deficit	(66,197)	(58,593)
Accumulated other comprehensive loss	(18,792)	(19,007)
Total shareholders' equity	452,409	247,383
Total liabilities and shareholders' equity	$1,423,941	784,569

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Revenues	$164,582	184,601
Cost of sales:
Cost of coal sold	133,546	129,317
Depreciation, depletion and amortization	16,035	16,358
Total cost of sales	149,581	145,675
Gross profit	15,001	38,926
Selling, general and administrative expenses	9,370	9,319
Acquisition costs (note 2)	4,645	-
Total operating income	986	29,607
Interest expense (note 4)	7,851	7,381
Interest income	(55)	(4)
Miscellaneous income, net	(121)	(42)
Total other expense, net	7,675	7,335
Income (loss) before income taxes	(6,689)	22,272
Income tax expense (benefit)	915	(973)
Net income (loss)	$(7,604)	23,245
Earnings (loss) per common share (note 7)
Basic earnings (loss) per common share	$(0.28)	0.84
Diluted earnings (loss) per common share	$(0.28)	0.84

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’
Equity and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Common stock shares	Common stock par value	Paid-in- capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
Balances, December 31, 2009	27,545	$275	320,079	(136,758)	(13,254)	170,342
Net income	-	-	-	78,165	-	78,165
Amortization of pension actuarial amount	-	-	-	-	783	783
Amortization of black lung actuarial amount	-	-	-	-	412	412
Black lung obligation adjustment	-	-	-	-	(10,320)	(10,320)
Pension liability adjustment	-	-	-	-	(168)	(168)
Tax impact of adjustments to accumulated other comprehensive loss	-	-	-	-	3,540	3,540
Comprehensive income						72,412
Issuance of restricted stock awards, net of forfeitures	284	3	(3)	-	-	-
Repurchase of shares for tax withholding	(55)	-	(844)	-	-	(844)
Exercise of stock options	5	-	73	-	-	73
Stock based compensation	-	-	5,400	-	-	5,400
Balances, December 31, 2010	27,779	278	324,705	(58,593)	(19,007)	247,383
Net loss	-	-	-	(7,604)	-	(7,604)
Amortization of pension actuarial amount	-	-	-	-	197	197
Amortization of black lung actuarial amount	-	-	-	-	142	142
Tax impact of adjustments to accumulated other comprehensive loss	-	-	-	-	(124)	(124)
Comprehensive loss						(7,389)
Issuance of common stock, net of offering costs of $9,106	7,648	76	170,534	-	-	170,610
Equity component of convertible debt offering, net of offering costs of $2,117 and deferred taxes of $25,974	-	-	40,627	-	-	40,627
Stock based compensation	-	-	1,178	-	-	1,178
Balances, March 31, 2011	35,427	$354	537,044	(66,197)	(18,792)	452,409

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(7,604)	23,245
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	16,035	16,358
Accretion of asset retirement obligations	801	821
Amortization of debt discount and issue costs	2,119	1,882
Stock-based compensation	1,178	1,420
Deferred income tax benefit	944	-
Changes in operating assets and liabilities:
Receivables	11,528	(23,857)
Inventories	(11,077)	5,406
Prepaid royalties and other current assets	244	547
Restricted cash	-	29,907
Other assets	1,323	549
Accounts payable	(11,118)	(8,077)
Accrued salaries, wages, and employee benefits	7	3,675
Accrued taxes	1,023	2,938
Other current liabilities	3,808	4,671
Workers' compensation benefits	1,062	668
Black lung benefits	1,043	707
Pension obligations	(764)	(508)
Asset retirement obligations	(460)	(17)
Other liabilities	(19)	-
Net cash provided by operating activities	10,073	60,335
Cash flows from investing activities:
Additions to property, plant, and equipment	(20,094)	(13,972)
Net cash used in investing activities	(20,094)	(13,972)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	505,000	-
Proceeds of Senior Notes held in escrow (note 1)	(278,860)	-
Net proceeds from issuance of common stock	170,610	-
Debt issuance costs	(13,768)	(1,165)
Net cash provided by (used in) financing activities	382,982	(1,165)
Increase in cash	372,961	45,198
Cash and cash equivalents at beginning of period	180,376	107,931
Cash and cash equivalents at end of period	$553,337	153,129

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

The interim condensed consolidated financial statements of the Company presented in this report are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2010. The balances presented as of or for the year ended December 31, 2010 are derived from the Company’s audited consolidated financial statements.

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

As of March 31, 2011, the Company had restricted cash and short term investments of $302.4 million that it maintained in collateral accounts.  The restricted cash and short term investments consisted of $278.9 million of cash held in escrow from the proceeds and interest due through June 1, 2011 on the 2019 Senior Notes issued in March 2011 (note 4), $15.0 million of cash to ensure that the Company has adequate capacity under the Revolver to support its outstanding letters of credit (note 4) and $8.5 million of cash equivalents and short term investments to support the issuance of surety bonds.  The $278.9 million of cash held in escrow related to the Senior Notes became unrestricted when it was released from escrow upon completion of the acquisition of International Resource Partners LP (note 2) in April 2011.

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

(2)	International Resource Partners Acquisition

On April 18, 2011, the Company completed the acquisition of International Resource Partners LP and its subsidiary companies (collectively IRP) for $475.0 million in an all-cash transaction (the IRP Acquisition), subject to certain adjustments as set forth in the purchase agreement (the Purchase Agreement Adjustments).  Included in the Purchase Agreement Adjustments is an amount due to the sellers of IRP for any working capital (as defined in the purchase agreement) that exceeds $18.5 million.  The Company’s preliminary estimate of the working capital adjustment is that it will increase the purchase price paid in the IRP Acquisition by approximately $31.5 million.   IRP did not have any debt at the time of the closing of the IRP Acquisition.   The IRP Acquisition will be treated as a purchase of assets for tax purposes.

IRP is a fully integrated coal company focused on producing and marketing high quality metallurgical and steam coal in Central Appalachia. IRP produces and sells various grades of metallurgical and steam coal from underground and surface mining operations in southern West Virginia and eastern Kentucky. IRP’s customer base consists of domestic steel and coke producers, international steel producers and domestic electric utilities. IRP currently operates nine mines, including five underground mines and four surface mines.

For the year ended December 31, 2010, IRP had revenues of $490.3 million and income before taxes at the partnership level of $51.3 million. IRP’s coal reserves and resources are located in West Virginia and Kentucky. As of December 31, 2010, IRP controlled approximately 136 million tons of coal reserves and resources, consisting of approximately 61 million tons of metallurgical coal and an estimated 75 million tons of steam coal. IRP leases a substantial portion of its coal reserves and resources from various third-party landowners.

The Company is not able to provide pro forma financial statements for the quarter ended March 31, 2011, as IRP has not completed its March 31, 2011 financial statements.   The Company is not able to provide an allocation of the purchase price as the allocation has not been completed due to the timing of the closing of the IRP Acquisition.

For the three months ended March 31, 2011, costs of $4.6 million were incurred related to the IRP Acquisition.  The acquisition costs include $3.8 million of commitment fees associated with the $375.0 million of committed bridge financing (Bridge Commitment) that the Company secured to provide adequate liquidity to complete the IRP Acquisition in the event alternative financing could not be raised.  The Bridge Commitment expired, without any amounts being drawn, upon closing of the 2019 Senior Notes, the 2018 Convertible Senior Notes and the equity offerings (notes 4 and 5).

At the closing date of the IRP Acquisition, the Company incurred an additional $3.5 million of acquisition related costs for transaction advisory services.  These fees will be reflected in the Company’s financial statements in the second quarter of 2011.

(3)	Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	March 31, 2011	December 31, 2010
Property, plant, and equipment, at cost:
Land	$7,901	7,751
Mineral rights	231,681	231,681
Buildings, machinery and equipment	443,705	423,617
Mine development costs	49,535	48,301
Total property, plant, and equipment	732,822	711,350
Less accumulated depreciation, depletion, and amortization	342,934	325,698
Property, plant and equipment, net	$389,888	385,652

(4)	Long Term Debt and Interest Expense

Long-term debt is as follows (in thousands):

	March 31, 2011	December 31, 2010
2012 Senior Notes	$150,000	$150,000
2019 Senior Notes	275,000	-
2015 Convertible Senior Notes, net of discount	135,542	134,022
2018 Convertible Senior Notes, net of discount	161,282	-
Revolver	-	-
Total long-term debt	$721,824	$284,022

2012 Senior Notes and Redemption of 2012 Senior Notes

The Company has $150.0 million of senior notes due on June 1, 2012 (the 2012 Senior Notes).  The 2012 Senior Notes are unsecured and accrue interest at 9.375% per annum.  Interest payments on the 2012 Senior Notes are required semi-annually.  In the second quarter of 2011, the Company notified the trustee that on June 1, 2011, it will redeem all of its outstanding 2012 Senior Notes at a redemption price of 100% of their face value.

2019 Senior Notes

In the first quarter of 2011, the Company issued $275.0 million of senior notes due on April 1, 2019 (the 2019 Senior Notes).  The 2019 Senior Notes are unsecured and accrue interest at 7.875% per annum.  Interest payments on the 2019 Senior Notes are required semi-annually.   The Company may redeem the 2019 Senior Notes, in whole or in part, at any time on or after April 1, 2015 at redemption prices ranging from 103.938% beginning April 1, 2015 to 100% beginning on April 1, 2017.  In addition, at any time prior to April 1, 2014, the Company may redeem up to 35% of the principal amount of the 2019 Senior Notes with the net cash proceeds of a public equity offering at a redemption price of 107.875%, plus accrued and unpaid interest to the redemption date.

The 2019 Senior Notes limit the Company’s ability, among other things, to pay cash dividends.  In addition, if a change of control occurs (as defined in the Indenture), each holder of the 2019 Senior Notes will have the right to require the Company to repurchase all or a part of the 2019 Senior Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of repurchase.

The gross proceeds from the 2019 Senior Notes offering, along with interest due on the 2019 Senior Notes through June 1, 2011, were held in escrow until the completion of the IRP Acquisition in April 2011.  As a result the Company has included $278.9 million in restricted cash and short term investments on the accompanying balance sheet as of March 31, 2011.

The proceeds from the equity offering, the issuance of the 2019 Senior Notes and the issuance of the 2018 Convertible Senior Notes were used to fund the IRP Acquisition (note 2), will be used to repay the outstanding 2012 Senior Notes, and the remainder will be available for general working capital purposes.   The Company incurred approximately $6.7 million of costs in connection with the issuance of the 2019 Senior Notes.

2015 Convertible Senior Notes

In 2009, the Company issued $172.5 million of 4.5% convertible senior notes due on December 1, 2015 (the 2015 Convertible Senior Notes).   The 2015 Convertible Senior Notes are shown net of a $37.0 million and a $38.5 million discount as of March 31, 2011 and December 31, 2010, respectively.  The discount on the 2015 Convertible Senior Notes relates to the $44.8 million of the proceeds that were allocated to the equity component of the 2015 Convertible Senior Notes at issuance, resulting in an effective interest rate of 10.2%.  The 2015 Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 38.7913 shares of the Company’s common stock per $1,000 principal amount of the 2015 Convertible Senior Notes, representing an initial conversion price of approximately $25.78 per share of the Company’s stock.  Interest on the 2015 Convertible Senior Notes is paid semi-annually.

None of the 2015 Convertible Senior Notes are currently eligible for conversion.  The 2015 Convertible Senior Notes are convertible at the option of the holders (with the length of time the 2015 Convertible Senior Notes are convertible being dependent upon the conversion trigger) upon the occurrence of any of the following events:

•	At any time from September 1, 2015 until December 1, 2015;
•
If the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price of the 2015 Convertible Senior Notes in effect on the last trading day of the immediately preceding calendar quarter;

•
If the trading price of the 2015 Convertible Senior Notes for each trading day during any five consecutive business day period, as determined following a request of a holder of Notes, was equal to or less than 97% of the “Conversion Value” of the 2015 Convertible Senior Notes on such trading day; or

•	If the Company elects to make certain distributions to the holders of its common stock or engage in certain corporate transactions.

2018 Convertible Senior Notes

In the first quarter of 2011, the Company issued $230.0 million of 3.125% convertible senior notes due on March 15, 2018 (the 2018 Convertible Senior Notes).   The 2018 Convertible Senior Notes are shown net of a $68.7 million discount as of March 31, 2011.  The discount on the 2018 Convertible Senior Notes relates to the $68.7 million of the proceeds that were allocated to the equity component of the 2018 Convertible Senior Notes at issuance, resulting in an effective interest rate of 8.9%.  The equity component was recorded as an increase to shareholders’ equity, net of allocated issuance costs and deferred income taxes of $2.1 million and $26.0 million, respectively.  The 2018 Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 32.7332 shares of the Company’s common stock per $1,000 principal amount of 2018 Convertible Senior Notes, representing an initial conversion price of approximately $30.55 per share of the Company’s stock.  Interest payments on the 2018 Convertible Senior Notes are required semi-annually.

None of the 2018 Convertible Senior Notes are currently eligible for conversion.  The 2018 Convertible Senior Notes are convertible at the option of the holders (with the length of time the 2018 Convertible Senior Notes are convertible being dependent upon the conversion trigger) upon the occurrence of any of the following events:

•	At any time from December 15, 2017 until March 15, 2018;
•
If the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price of the 2018 Convertible Senior Notes in effect on the last trading day of the immediately preceding calendar quarter;

•
If the trading price of the 2018 Convertible Senior Notes for each trading day during any five consecutive business day period, as determined following a request of a holder of 2018 Convertible Senior Notes, was equal to or less than 97% of the “Conversion Value” of the Notes on such trading day; or

•	If the Company elects to make certain distributions to the holders of its common stock or engage in certain corporate transactions.

The proceeds from the equity offering, the issuance of the 2019 Senior Notes and the issuance of the 2018 Convertible Senior Notes were used to fund the IRP Acquisition (note 2), will be used to repay the outstanding 2012 Senior Notes, and the remainder will be available for general working capital purposes.  The Company incurred approximately $7.1 million of costs in connection with the issuance of the 2018 Convertible Senior Notes issuance, including $2.1 million which was allocated to the equity portion of the transaction.

Revolving Credit Agreement

In April 2011, the Company amended and restated its existing Revolving Credit Agreement (as amended and restated the Revolving Credit Agreement is referred to as the Revolver) to increase the maximum availability under the Revolver from $65.0 million to $75.0 million in order to support the additional outstanding letters of credit outstanding as a result of the IRP Acquisition.  The following is a summary of the significant terms of the Revolver.

Maturity	February 2012
Interest/Usage Rate	Company’s option of Base Rate(a) plus 3.0% or LIBOR plus 4.0% per annum
Maximum Availability	Lesser of $75.0 million or the borrowing base(b)
Periodic Principal Payments	None

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 3.0%, (2) the prime rate and (3) a LIBOR rate plus 1.0%.
(b)
The Revolver’s borrowing base is based on the sum of 85% of the Company’s eligible accounts receivable plus 65% of the eligible inventory minus reserves from time to time set by the administrative agent.  The eligible accounts receivable and inventories are further adjusted as specified in the Revolver.  The Company’s borrowing base can also be increased by 95% of any cash collateral that the Company maintains in a cash collateral account.

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

As of March 31, 2011, the Company had used $58.8 million of the $65.0 million then available under the Revolver to secure outstanding letters of credits.   As of March 31, 2011, the Company had $15.0 million of cash in a restricted cash collateral account to ensure that the Company has adequate capacity under the Revolver to support its outstanding letters of credit.

Interest Expense and Other

During the three months ended March 31, 2011 and 2010, the Company had no cash payments for interest.

The Company was in compliance with all of the financial covenants under its outstanding debt instruments as of March 31, 2011.

(5)	Equity

Equity Issuance

In the first quarter of 2011, the Company received proceeds of approximately $170.6 million, net of offering costs, through the issuance of approximately 7.6 million shares of common stock.  The proceeds from the equity offering, the issuance of the Senior Notes and the issuance of the 2018 Convertible Senior Notes were used to fund the IRP Acquisition (note 2), will be used to the repay the outstanding 2012 Senior Notes, and the remainder will be available for general working capital purposes.

Equity Based Compensation

The following table highlights the expense related to share-based payment for the periods ended March 31 (in thousands):

	Three months ended
	March 31,
	2011	2010
Restricted stock	$1,098	$1,348
Stock options	80	72
Stock based compensation	$1,178	$1,420

The following is a summary of activity related to restricted stock and stock option awards for the three months ended March 31, 2011:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
	Number of	Fair Value	Number of	Exercise
	Shares	at Issue	Shares	Price
December 31, 2010	842,886	$19.30	291,000	$16.42
Granted	-	-	-	-
Exercised/Vested	-	-	-	-
Canceled	-	-	-	-
March 31, 2011	842,886	19.30	291,000	16.42

(6)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $58.8 million as of March 31, 2011 to guarantee performance under certain contractual arrangements.  The letters of credit have been issued under the Revolver (note 4).

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(7)	Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period and, when dilutive, potential common shares from the exercise of stock options and restricted common stock subject to continuing vesting requirements, pursuant to the treasury stock method.

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Basic earnings (loss) per common share:
Net income (loss)	$(7,604)	$23,245
Income allocated to participating securities	-	(605)
Net income (loss) available to common shareholders	$(7,604)	$22,640

Weighted average number of common and
common equivalent shares outstanding:
Basic number of common shares outstanding	27,191	26,827
Dilutive effect of unvested restricted stock
(participating securities)	-	717
Dilutive effect of stock options	-	51
Diluted number of common shares and
common equivalent shares outstanding	27,191	27,595

Basic earnings (loss) per common share	$(0.28)	$0.84

Diluted net income (loss) per common share:
Net income (loss)	$(7,604)	$23,245
Income (loss) allocated to participating securities	-	-
Net income (loss) available to potential common
shareholders	$(7,604)	$23,245

Diluted earnings (loss) per common share	$(0.28)	$0.84

For periods in which there was a loss, the Company excludes from its diluted loss per common share calculation options to purchase shares and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per common share.  The excluded instruments would have increased the diluted weighted average number of common and common equivalent shares outstanding by approximately 0.9 million for the three months ended March 31, 2011.  In addition, in periods of net losses, the Company has not allocated any portion of such losses to participating securities holders for its basic loss per common share calculation as such participating securities holders are not contractually obligated to fund such losses.

The Company’s 2015 Convertible Senior Notes and 2018 Convertible Senior Notes are convertible at the option of the holders upon the occurrence of certain events (note 4).  As of March 31, 2011, none of the convertible senior notes had reached the specified threshold for conversion.

(8)	Pension Expense

The Company has in place a defined benefit pension plan under which all benefits were frozen in 2007.  The components of net periodic benefit cost are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
Interest cost	$911	940
Expected return on plan assets	(1,070)	(922)
Recognized net actuarial loss	197	196
Net periodic cost	$38	214

(9)	Pneumoconiosis (Black Lung) Benefits

The components of net periodic benefit costs for black lung benefits are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010

Service Cost	$456	342
Interest cost	597	459
Amortization of actuarial losses	142	—
Net periodic benefit cost	$1,195	801

(10)	Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information. As of March 31, 2011 and December 31, 2010, except for long-term debt obligations, the carrying amounts of all financial instruments approximate their fair values due to their short maturities.

The carrying values and fair values of our long-term debt are as follows (in thousands)

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
2012 Senior Notes	$150,000	$151,500	$150,000	$153,000
2019 Senior Notes	275,000	283,938	N/A	N/A
2015 Convertible Senior Notes, (excludes discount )	172,500	214,469	172,500	210,880
2018 Convertible Senior Notes, (excludes discount)	230,000	241,569	N/A	N/A

The fair value of our senior notes and convertible senior notes are based on available market data at the date presented.  The carrying value of the convertible senior notes reflected in long-term debt in the table above reflects the full face amount and have been adjusted in the Consolidated Balance Sheets for a discount related to the convertible feature (note 4).

(11)	Segment Information

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

	Three Months Ended
	March 31,
	2011	2010
Revenues
CAPP	$137,585	$155,564
Midwest	26,997	29,037
Corporate	-	-
Total	$164,582	$184,601

Depreciation, depletion and amortization
CAPP	$13,052	$13,488
Midwest	2,969	2,855
Corporate	14	15
Total	$16,035	$16,358

Total operating income (loss)
CAPP	$11,643	$31,642
Midwest	(1,365)	3,037
Corporate	(9,292)	(5,072)
Total	$986	$29,607

Net earnings (loss) (1)
CAPP	$11,643	$31,642
Midwest	(1,365)	3,037
Corporate	(17,882)	(11,434)
Total	$(7,604)	$23,245

(1)  Income and expense items that are not included in operating income (loss) are not allocated to the segments.

	March 31,	December 31,
	2011	2010
Total Assets
CAPP	$565,485	$551,762
Midwest	109,473	114,939
Corporate	748,983	117,868
Total	$1,423,941	$784,569

Goodwill
CAPP	$-	-
Midwest	26,492	26,492
Corporate	-	-
Total	$26,492	26,492

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes contained herein and the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Overview

We mine, process and sell bituminous, steam- and industrial-grade coal through six operating subsidiaries (“mining complexes”) located throughout eastern Kentucky and in southern Indiana. We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)). We derived 84% of our total revenues (contract and spot) for the three months ended March 31, 2011 from coal sales to electric utility customers and the remaining 16% from coal sales to industrial and other customers. For the three months ended March 31, 2011, our mines produced 2.1 million tons of coal (including 0.1 million tons of contract coal) and we purchased another 0.1 million tons for resale. Of the 2.1 million tons produced from Company mines, approximately 62% came from underground mines, while the remaining 38% came from surface mines. For the three months ended March 31, 2011, we generated revenues of $164.6 million and net loss of $7.6 million.

On April 18, 2011, we completed the acquisition of International Resource Partners LP and its subsidiary companies (collectively IRP) for $475.0 million in an all-cash transaction (the IRP Acquisition), subject to certain adjustments as set forth in the purchase agreement (the Purchase Agreement Adjustments).  Included in the Purchase Agreement Adjustment is an amount due to the sellers of IRP for any working capital (as defined in the purchase agreement) that exceeds $18.5 million.  Our preliminary estimate of the working capital adjustment is that it will increase the purchase price paid in the IRP Acquisition by approximately $31.5 million.   IRP did not have any debt at the time of the closing of the IRP Acquisition.   The IRP Acquisition will increase our offerings of metallurgical coal, provide us with greater access to the international seaborne coal market and provide us with a brokering and trading operation.  IRP is a fully integrated coal company focused on producing and marketing high quality metallurgical and steam coal in Central Appalachia. IRP produces and sells various grades of metallurgical and steam coal from underground and surface mining operations in southern West Virginia and eastern Kentucky. IRP’s customer base consists of domestic steel and coke producers, international steel producers and domestic electric utilities. IRP currently operates nine mines, including five underground mines and four surface mines.

For the year ended December 31, 2010, IRP produced approximately 1.9 million tons of coal, including 1.2 million tons of metallurgical coal and 0.7 million tons of steam coal. Total 2010 shipments, including coal purchased for blending purposes, were 3.7 million tons. These tons included 2.6 million tons of metallurgical coal and 1.1 million tons of steam coal. IRP generated revenues of $490.3 million, income before taxes at the partnership level of $51.3 million and Adjusted EBITDA of $84.9 million in 2010.  IRP’s coal reserves and resources are located in West Virginia and Kentucky. As of December 31, 2010, IRP controlled approximately 136 million tons of coal reserves and resources, consisting of approximately 61 million tons of metallurgical coal and an estimated 75 million tons of steam coal. IRP leases a substantial portion of its coal reserves and resources from various third-party landowners.

CAPP Segment

In Central Appalachia, our coal is primarily sold to customers in the southern portion of the South Atlantic region of the United States.  The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware.  We have been providing coal to customers in the South Atlantic region since our formation in 1988.  For the three months ended March 31, 2011, our CAPP segment produced 1.5 million tons of coal (including contract coal and purchased coal). Of the CAPP tons produced, 78% came from Company operated underground mines. For the three months ended March 31, 2011, we shipped 1.4 million tons of coal and generated coal sale revenues of $137.6 million from our CAPP segment. For the three months ended March 31, 2011, South Carolina Public Service Authority and Georgia Power Company were our largest customers, representing approximately 36% and 22% of our total revenues, respectively.  No other CAPP customer accounted for more than 10% of our total revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the three months ended March 31, 2011, our Midwest mines produced approximately 0.7 million tons of coal. Of the Midwest tons produced, 82% came from Company operated surface mines. For the three months ended March 31, 2011, we shipped 0.7 million tons of coal and generated coal sale revenues of $27.0 million from our Midwest segment. For the three months ended March 31, 2011, our Midwest segment’s largest customer, Indianapolis Power and Light, represented approximately 12% of our total revenues. No other Midwest customer accounted for more than 10% of our total revenues.

Results of Operations

Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2010

The following tables show selected operating results for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 (in thousands except per ton amounts).

	Three Months Ended March 31,
	2011		2010
	Total	Per Ton	Total	Per Ton
Volume shipped (tons)	2,073		2,400

Revenues	$164,582	79.39	$184,601	76.92
Cost of coal sold	133,546	64.42	129,317	53.88
Depreciation, depletion and amortization	16,035	7.74	16,358	6.82
Gross profit	15,001	7.24	38,926	16.22
Selling, general and administrative	9,370	4.52	9,319	3.88
Acquisition costs	4,645	2.24	-	-
Operating income	986	0.48	29,607	12.34

Volume and Revenues by Segment

	Three Months Ended March 31,
	2011		2010
	CAPP	Midwest	CAPP	Midwest
Volume shipped (tons)	1,415	658	1,662	738
Coal sales revenue	$137,586	26,997	155,564	29,037
Average sales price per ton	$97.23	41.03	93.60	39.35

Coal sales revenue for the three months ended March 31, decreased from $184.6 million in 2010 to $164.6 million in 2011. This decrease was due to a decrease in tons shipped in the CAPP and Midwest regions, which was partially offset by an increase in the average sales price per ton in the CAPP and Midwest regions.

For the three months ended March 31, 2011, the CAPP region sold approximately 0.9 million tons of coal under long-term contracts (63% of total CAPP sales volume) at an average selling price of $107.83 per ton. For the three months ended March 31, 2010, the CAPP region sold approximately 1.3 million tons of coal under long-term contracts (79% of total CAPP sales volume) at an average selling price of $101.27 per ton.  For the three months ended March 31, 2011, the CAPP region sold 0.5 million tons of coal (37% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $79.43 per ton. For the three months ended March 31, 2010, the CAPP region sold 0.4 million tons of coal (21% of total CAPP sales volume) under short term contracts (includes spot sales) at an average selling price of $64.85 per ton.

The Midwest’s region sales of coal were under long term contracts for the three months ended March 31, 2011 and 2010.  For the three months ended March 31, 2011, the Midwest region sold 0.7 million tons at an average sales price of $41.03 per ton.  For the three months ended March 31, 2010, the Midwest region sold 0.7 million tons at an average sales price of $39.35 per ton.

Operating Costs by Segment

	Three Months Ended March 31,
	2011			2010
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$108,699	24,847	-	106,740	22,577	-
Per ton	76.82	37.76	-	64.22	30.59	-

Depreciation, depletion and amortization	13,052	2,969	14	13,488	2,855	15
Per ton	9.22	4.51	-	8.12	3.87	-

Cost of Coal Sold

For the three months ended March 31, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $106.7 million in 2010 to $108.7 million in 2011.  Our cost per ton of coal sold in the CAPP region increased from $64.22 per ton in 2010 to $76.82 per ton in the 2011.  Our costs continue to be impacted by lower productivity due to increased federal and state regulatory scrutiny, a decrease in tons produced in response to market conditions and an increase in commodity prices.  The major components of the $12.60 per ton increase in the cost per ton of coal sold from 2010 to 2011 include an increase in our labor and benefit costs of $5.64 per ton and variable costs of $6.50 per ton.   For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest increased $7.17 per ton from $30.59 in the 2010 period to $37.76 per ton in the 2011 period.  The major components of this increase include an increase in the variable costs of $3.35 per ton, labor and benefit costs of $1.10 per ton, trucking costs of $1.21 per ton, and sales related costs of $0.80 per ton.  The increase in the variable costs was primarily due to an increase in diesel and explosives costs.

Depreciation, depletion and amortization

For the three months ended March 31, depreciation, depletion and amortization decreased from $16.4 million in the 2010 period to $16.0 million in the 2011 period.  In the CAPP region, depreciation, depletion and amortization decreased $0.4 million to $13.1 million or $9.22 per ton.  In the Midwest, depreciation, depletion and amortization increased $0.1 million to $3.0 million or $4.51 per ton.

Selling, general and administrative

For the three months ended March 31, selling, general and administrative expenses increased from $9.3 million in the 2010 period to $9.4 million in the 2011 period.

Acquisition costs

For the three months ended March 31, 2011, costs of $4.6 million were incurred related to the IRP Acquisition.

Interest Expense

Interest expense for the three months ended March 31, increased from $7.4 million in 2010 to $7.9 million in 2011.

Income Taxes

Our effective tax rate for the three months ended March 31, 2011 was (13.7)% and our effective tax rate for the three months ended March 30, 2010 was 4.4%.  For the three months ended March 31, 2011, our effective income tax rate was impacted primarily by a change in estimated book to tax differences and the effects of percentage depletion. Our effective tax rate for the three months ended March 31, 2010, was primarily impacted by the amount of the valuation allowance recorded and the effects of percentage depletion.  Our effective tax rate for the three months ended March 31, 2010 reflects a benefit for a tax election that allowed us to utilize additional alternative minimum tax net operating losses. The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.”  As of March 31, 2011, we did not have a valuation allowance against gross deferred tax assets.    Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Liquidity and Capital Resources

During the first quarter of 2011, we issued $275 million of senior notes due in 2019 (the 2019 Senior Notes), issued $230 million of convertible senior notes due in 2018 (the 2018 Convertible Senior Notes) and received net proceeds of $170.6 million through the issuance of approximately 7.6 million shares of common stock.  The proceeds from these offerings were used to fund the IRP Acquisition, will be used to the repay the $150.0 million outstanding senior notes in the second quarter of 2011 (the 2012 Senior Notes), and the remainder will be available for general working capital purposes.   Only $143.8 million of the net proceeds from the 2018 Convertible Senior Notes issuance were used to fund the IRP Acquisition.

The following chart reflects the components of our debt as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
2012 Senior Notes	$150,000	$150,000
2019 Senior Notes	275,000	-
2015 Convertible Senior Notes, net of discount	135,542	134,022
2018 Convertible Senior Notes, net of discount	161,282	-
Revolver	-	-
Total long-term debt	$721,824	$284,022

2012 Senior Notes and Redemption of 2012 Senior Notes

The 2012 Senior Notes are due on June 1, 2012.  The 2012 Senior Notes are unsecured and accrue interest at 9.375% per annum. Interest payments on the 2012 Senior Notes are required semi-annually.   In the second quarter of 2011, we notified the trustee that on June 1, 2011 we will redeem all of our outstanding 2012 Senior Notes at a redemption price of 100% of their face value.

2019 Senior Notes

In the first quarter of 2011, we issued $275 million of 2019 Senior Notes due on April 1, 2019.  The 2019 Senior Notes are unsecured and accrue interest at 7.875% per annum.  Interest payments on the 2019 Senior Notes are required semi-annually.   We may redeem the 2019 Senior Notes, in whole or in part, at any time on or after April 1, 2015 at redemption prices ranging from 103.938% beginning April 1, 2015 to 100% beginning on April 1, 2017.  In addition, at any time prior to April 1, 2014, we may redeem up to 35% of the principal amount of the 2019 Senior Notes with the net cash proceeds of a public equity offering at a redemption price of 107.875%, plus accrued and unpaid interest to the redemption date.

The 2019 Senior Notes limit our ability, among other things, to pay cash dividends.  In addition, if a change of control occurs (as defined in the Indenture), each holder of the 2019 Senior Notes will have the right to require us to repurchase all or a part of the 2019 Senior Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of repurchase.

The gross proceeds from the 2019 Senior Notes offering, along with interest due on the 2019 Senior Notes through June 1, 2011, were held in escrow until the completion of the IRP Acquisition in April 2011.  As a result we have included this amount, $278.9 million, in restricted cash and short term investments on the accompanying balance sheet as of March 31, 2011.

We incurred approximately $6.7 million of costs in connection with the issuance of the 2019 Senior Notes.

2015 Convertible Senior Notes

There have been no changes to the terms of our outstanding 4.5% convertible senior notes due on December 1, 2015 (the 2015 Convertible Senior Notes) during 2011.  See Item 1 of Part I, “Financial Statements — Note 4 — Long Term Debt and Interest Expense” for a description of our 2015 Convertible Senior Notes.

2018 Convertible Senior Notes

In the first quarter of 2011, we issued $230.0 million of 3.125% convertible senior notes due on March 15, 2018 (the 2018 Convertible Senior Notes).   The 2018 Convertible Senior Notes are shown net of a $68.7 million discount as of March 31, 2011.  The discount on the 2018 Convertible Senior Notes relates to the $68.7 million of the proceeds that were allocated to the equity component of the 2018 Convertible Senior Notes at issuance, resulting in an effective interest rate of 8.9%.  The 2018 Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 32.7332 shares of our common stock per $1,000 principal amount of 2018 Convertible Senior Notes, representing an initial conversion price of approximately $30.55 per share of the Company’s stock.  Interest payments on the 2018 Convertible Senior Notes are required semi-annually.

None of the 2018 Convertible Senior Notes are currently eligible for conversion.  The 2018 Convertible Senior Notes are convertible at the option of the holders (with the length of time the 2018 Convertible Senior Notes are convertible being dependent upon the conversion trigger) upon the occurrence of any of the following events:

•	At any time from December 15, 2017 until March 15, 2018;
•
If the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price of the 2018 Convertible Senior Notes in effect on the last trading day of the immediately preceding calendar quarter;

•
If the trading price of the 2018 Convertible Senior Notes for each trading day during any five consecutive business day period, as determined following a request of a holder of 2018 Convertible Senior Notes, was equal to or less than 97% of the “Conversion Value” of the Notes on such trading day; or

•	If we elect to make certain distributions to the holders of our common stock or engage in certain corporate transactions.

We incurred approximately $7.1 million of costs in connection with the issuance of the 2018 Convertible Senior Notes issuance, including $2.1 million which was allocated to the equity portion of the transaction.

Revolving Credit Agreement

In April 2011, we amended and restated our existing Revolving Credit Agreement (as amended and restated the Revolving Credit Agreement is referred to as the Revolver) to increase the maximum availability under the Revolver from $65.0 million to $75.0 million in order to support the additional outstanding letters of credit outstanding as a result of the IRP Acquisition. There have been no other changes to the terms of our Revolver during 2011.  See Item 1 of Part I, “Financial Statements — Note 4 — Long Term Debt and Interest Expense” for a description of our Revolver.

As of March 31, 2011, the Company had used $58.8 million of the $65.0 million then available under the Revolver to secure outstanding letters of credits.

We were in compliance with all of the financial covenants under our outstanding debt instruments as of March 31, 2011.  We cannot assure you that we will remain in compliance in subsequent periods.  If necessary, we will consider seeking a waiver or other alternatives to remain in compliance with the covenants.  For more detail regarding the covenants under the Facilities, see Part II - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.”

Liquidity

As of March 31, 2011, we had total liquidity of approximately $559.5 million, consisting of $6.2 million of unused borrowing capacity under the Revolver and $553.3 million of cash and cash equivalents (excluding restricted cash and short term investments).  As of March 31, 2011, we had used $58.8 million of the existing revolving credit facility’s availability to secure outstanding letters of credits.

As discussed above, on April 18, 2011, we completed the IRP Acquisition for $475.0 million in an all-cash transaction, subject to the Purchase Agreement Adjustments.  Included in the Purchase Agreement Adjustments is an amount due to the sellers of IRP for any working capital (as defined in the purchase agreement) that exceeds $18.5 million.  Our preliminary estimate of the working capital adjustment is that it will increase the purchase price paid in the IRP Acquisition by approximately $31.5 million.  Additionally as a result of the closing of the IRP Acquisition, $278.9 million, consisting of the gross proceeds from the issuance of the 2019 Senior Notes and interest due on the 2019 Senior Notes through June 1, 2011 that was held in escrow at March 31, 2011 became unrestricted and was available to us to fund the purchase price of the IRP Acquisition. Finally, we notified the trustee that on June 1, 2011 we will redeem $150.0 million of our outstanding 2012 Senior Notes at a redemption price of 100% of their face value.  As of March 31, 2011, we would have had pro forma cash and cash equivalents of $172.2 million as adjusted for the cash paid to complete the IRP Acquisition (including the estimated working capital adjustment and a $3.5 million transaction advisory fee), the release from escrow of the $278.9 million related to the 2019 Senior Notes and the repayment of our 2012 Senior Notes.

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

We believe that cash generated from operations, borrowings under our Revolver and future debt and equity offerings, if any, will be sufficient to meet working capital requirements, anticipated capital expenditures, and scheduled debt payments throughout 2011 and for the next several years. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions in the coal industry), debt covenants, and financial, business and other factors, some of which are beyond our control.

In the event that the sources of cash described above are not sufficient to meet our future cash requirements, we will need to reduce certain planned expenditures, seek additional financing, or both. We may seek to raise funds through additional debt financing or the issuance of additional equity securities. If such actions are not sufficient, we may need to limit our growth, sell assets or reduce or curtail some of our operations to levels consistent with the constraints imposed by our available cash flow, or any combination of these options. Our ability to seek additional debt or equity financing may be limited by our existing and any future financing arrangements, economic and financial conditions, or all three. In particular, our existing 2012 Senior Notes, 2019 Senior Notes, 2015 Convertible Senior Notes, 2018 Convertible Senior Notes and our Revolver restrict our ability to incur additional indebtedness. We cannot provide assurance that any reductions in our planned expenditures or in our expansion would be sufficient to cover shortfalls in available cash or that additional debt or equity financing would be available on terms acceptable to us, if at all.

In addition to the cash used to complete the IRP Acquisition and to repay the 2012 Senior Notes in the second quarter of 2011, currently, our primary use of cash during the next several years is expected to be ordinary course of business expenses and capital expenditures for existing mines. We currently project that our capital expenditures for 2011 will be approximately $115 million (excluding capital expenditures related to IRP). These projected capital expenditures primarily consist of capital expenditures for normal mining activities including new and replacement mine equipment. Our projected capital expenditures for 2011 also include approximately $30 million for safety mandates and new mine and infrastructure development. We expect that such expenditures will be funded through cash on hand and cash generated by operations.

Net cash from operating activities reflects net income (loss) adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash provided by operating activities was $10.1 million and $60.3 million for the three months ended March 31, 2011 and 2010, respectively.  We had a net loss of $7.6 million in the three months ended March 31, 2011 as compared to net income of $23.2 million in the three months ended March 31, 2010.  In reconciling our net loss to cash provided by operating activities, $21.1 million was added for non cash charges during 2011, as compared to $20.5 million added during 2010.  During 2011, our net loss, as adjusted for non cash charges, was decreased by $3.4 million as a result of changes in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2011 included an $11.5 million decrease in receivables and an $11.1 million increase in inventories. During 2010, our net income, as adjusted for non cash charges, was increased by $16.6 million as a result of changes in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2010 included a $29.9 million decrease in restricted cash, a $5.4 million decrease in inventories and a $23.9 increase in accounts receivable.  The change in our restricted cash is the result of replacing letters of credit that were secured by cash with letters of credit issued against our Revolver.

Net cash used in investing activities increased by $6.1 million to $20.0 million for the three months ended March 31, 2011 as compared to the same period in 2010 and consisted of capital expenditures.  Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations.  Additionally, during 2011 our capital expenditures also included approximately $5.7 million for safety mandates and new mine and infrastructure development.

Net cash provided by financing activities was $383.0 million for the three months ended March 31, 2011 and consists of $491.2 million of net proceeds from the issuance of the 2019 Senior Notes and the 2018 Convertible Senior Notes and debt issuance costs, and $170.6 million of net proceeds from the issuance of common stock which were offset by $278.9 million related to the 2019 Senior Notes issuance that were held in escrow until the completion of the IRP Acquisition.  Net cash used by financing activities was $1.2 million for the three months ended March 31, 2010 and consisted of debt issuance costs on the amendment to the Revolver.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through March 31, 2011, we estimate that, as of March 31, 2011, we controlled approximately 230.2 million tons of proven and probable coal reserves in the CAPP region and 40.3 million tons in the Midwest region.  The following table provides additional information regarding changes to our reserves for the quarter ended March 31, 2011 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2010 (1)	230.4	40.9	271.3
Coal Extracted	(1.4)	(0.7)	(2.1)
Acquisitions (2)	0.9	-	0.9
Adjustments (3)	0.3	0.1	0.4
Divesture (4)	-	-	-
Proven and Probable Reserves, as of March 31, 2011 (1)	230.2	40.3	270.5

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

2)
Represents estimated reserves on leases entered into or properties acquired during the relevant period.  We calculated the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A.

3)
Represents changes in reserves due to additional information obtained from exploration activities, production activities or discovery of new geologic information. We calculated the adjustments to the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A.

4)	Represents changes in reserves due to expired or transferred leases.

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

Trends In Our Business

Near-term, the slow global economic recovery has lowered demand for coal which has resulted in a decline in spot steam coal prices.  The price of spot steam coal has also been impacted by a decrease in the price of competing fuel sources including oil and natural gas.  The coal industry has made cutbacks in supply in response to decrease in demand for steam coal.  Due to the uncertainties in the global market place, we are unable to forecast the price or demand for coal over the next few years.  Long-term, we believe that the demand for coal worldwide will continue to be strong as supply challenges will continue in the regions that we mine coal.  We also believe that in the United States coal will continue to be one of the most economical energy sources.   A number of factors beyond our control impact coal prices, including:

•	the supply of domestic and foreign coal;
•	the demand for electricity;
•	the demand for steel and the continued financial viability of the domestic and foreign steel industries;
•	the cost of transporting coal to the customer;
•	domestic and foreign governmental regulations and taxes;
•	world economic conditions;
•	air emission standards for coal-fired power plants; and
•	the price and availability of alternative fuels for electricity generation.

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At March 31, 2011, we had $104.1 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $59.2 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $4.6 million. Surety bond costs have increased over time and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use bank letters of credit to secure our obligations for post-mining reclamation, workers’ compensation programs, various insurance contracts and other obligations. As of March 31, 2011, we had $58.8 million of letters of credit outstanding.  The letters of credit are issued under our Revolver.

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

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 4.5% at December 31, 2010.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 4.5% to 4.0%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $2.2 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of March 31, 2011 was $66.0 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.4% at December 31, 2010. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate by 0.5% to 4.9%, all other things being equal, the present value of our black lung obligation would increase by approximately $3.3 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of March 31, 2011 was $46.6 million.

Defined Benefit Pension

We have in place a non-contributory defined benefit pension plan under which all benefits were frozen in 2007.  The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments with comparable maturities. At December 31, 2010, the discount rate used to determine the obligation was 5.4%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.4% to 4.9%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $4.8 million.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the period ended December 31, 2010. Significant changes to these rates would introduce volatility to our pension expense.  Our accrued pension obligation as of March 31, 2011 was $11.0 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our asset retirement obligation liabilities consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. US GAAP requires that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is our estimate of our credit adjusted risk free rate. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under US GAAP, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. US GAAP recognizes that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of March 31, 2011 was $50.2 million.

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

We have no valuation allowance against our gross deferred tax assets as of March 31, 2011.

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

Each of these factors may in fact vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows may vary substantially. Actual production, revenue and expenditures with respect to reserves will likely vary from estimates, and these variances could be material. In particular, a variance in reserve estimates could have a material adverse impact on our annual expense for depreciation, depletion and amortization and on our annual calculation for potential impairment. For a further discussion of our coal reserves, see “Reserves.”

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

Recent Accounting Pronouncements

In the three months ended March 31, 2011, there were no accounting pronouncements that became effective that impacted our financial statements.

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

Adjusted EBITDA and the leverage ratio are the amounts used in our current debt covenants.  Adjusted EBITDA is defined as EBITDA further adjusted for certain cash and non-cash charges and the leverage ratio limits are debt to a multiple of adjusted EBITDA.  The leverage ratio is calculated as our Senior Funded Indebtedness divided by annualized Adjusted EBITDA.  Adjusted EBITDA is calculated below.  The Senior Funded Indebtedness includes the amounts outstanding under our Revolver and the amount of letters of credits issued under our Revolver.  As of March 31, 2011, we had $58.8 million of Senior Funded Indebtedness outstanding.  Adjusted EBITDA and the leverage ratio are used to determine compliance with financial covenants and our ability to engage in certain activities such as incurring additional debt and making certain payments.

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

	Three months ended
	March 31
	2011	2010

Net income (loss)	$(7,604)	23,245
Income tax expense (benefit)	915	(973)
Interest expense	7,851	7,381
Interest income	(55)	(4)
Depreciation, depletion, and amortization	16,035	16,358
EBITDA (before adjustments)	$17,142	46,007
Other adjustments specified in our current debt agreement:	1,915	2,117
Adjusted EBITDA	$19,057	48,124

FORWARD-LOOKING INFORMATION

From time to time, we make certain comments and disclosures in reports and statements, including this report, or statements made by our officers, which may be forward-looking in nature. Examples include statements related to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding. These forward-looking statements could also involve, among other things, statements regarding our intent, belief or expectation with respect to:

•	our cash flows, results of operation or financial condition;

•	the consummation of acquisitions, dispositions or financing transactions and the effect thereof on our business;

•	governmental policies and regulatory actions;

•	legal and administrative proceedings, settlements, investigations and claims;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	availability of transportation;

•	market demand for coal, electricity and steel;

•	competition;

•	our relationships with, and other conditions affecting, our customers;

•	employee workforce factors;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	future economic or capital market conditions; and

•	our plans and objectives for future operations and expansion or consolidation.

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

We wish to caution readers that forward-looking statements, including disclosures which use words such as “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, and similar statements, are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, the following: a change in the demand for coal by electric utility customers; the loss of one or more of our largest customers; inability to secure new coal supply agreements or to extend existing coal supply agreements at market prices; our dependency on one railroad for transportation of a large percentage of our products; failure to exploit additional coal reserves; the risk that reserve estimates are inadequate; failure to diversify our operations; increased capital expenditures; encountering difficult mining conditions; increased costs of complying with mine health and safety regulations; bottlenecks or other difficulties in transporting coal to our customers; delays in the development of new mining projects; increased cost of raw materials; the effects of litigation, regulation and competition; lack of availability of financing sources; our compliance with debt covenants; the risk that we are unable to successfully integrate acquired assets into the business; our cash flows, results of operation or financial condition; the consummation of acquisition, disposition or financing transactions and the effect thereof on our business; governmental policies and regulatory actions; legal and administrative proceedings, settlements, investigations and claims; weather conditions or catastrophic weather-related damage; our production capabilities; availability of transportation; market demand for coal, electricity and steel; competition; our relationships with, and other conditions affecting, our customers; employee workforce factors; our assumptions concerning economically recoverable coal reserve estimates; future economic or capital market conditions; our plans and objectives for future operations and expansion or consolidation; our ability to integrate successfully operations that we may acquire or develop in the future, including those of IRP, or the risk that any such integration could be more difficult, time-consuming or costly than expected; the consummation of financing transactions, acquisitions or dispositions and the related effects on our business; uncertainty of our expected financial performance following completion of the IRP Acquisition; disruption from the IRP Acquisition making it more difficult to maintain relationships with customers, employees or suppliers; and the risk factors set forth in this Form 10-Q under Part II - Item 1A “Risk Factors.” Those are representative of factors that could affect the outcome of the forward-looking statements. These and the other factors discussed elsewhere in this document are not necessarily all of the important factors that could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2011, all $721.8 million of our outstanding debt has a fixed interest rate and is not sensitive to changes in the general level of interest rates.  Our Revolver has floating interest rates based on our option of either the base rate or LIBOR rate.  As of March 31, 2011, we had no borrowings outstanding under the Revolver.  We currently do not use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments.  The percentage of our sales pursuant to long-term contracts was approximately 75% for the three months ended March 31, 2011.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived 84% of our total revenues (contract and spot) for the three months ended March 31, 2011 and 88% of our total revenues in 2010, from our electric utility customers.  Fuel cost is a significant component of the cost associated with coal-fired power generation, with respect to not only the price of the coal, but also the costs associated with emissions control and credits (i.e., sulfur dioxide, nitrogen oxides, etc.), combustion by-product disposal (i.e., ash) and equipment operations and maintenance (i.e., materials handling facilities).  All of these costs must be considered when choosing between coal generation and alternative methods, including natural gas, nuclear, hydroelectric and others.

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

Our Central Appalachia mines generally ship coal via rail systems.  During 2010, we shipped in excess of 90% of our coal from our Central Appalachia mines via CSX.  In the Midwest, we shipped in excess of 65% of our produced coal by truck and the remainder via the rail system or by barge.  We believe that our 2011 transportation modes will continue to be comparable to those used in 2010, except that the shipments from the newly acquired IRP mines will also use ocean vessels and barges.  Our dependence upon railroads, third party trucking companies, ocean vessels and barges impacts our ability to deliver coal to our customers.  Disruption of service due to weather-related problems, mechanical difficulties, strikes, lockouts, bottlenecks and other events could temporarily impair our ability to supply coal to our customers, resulting in decreased shipments.  Decreased performance levels over longer periods of time could cause our customers to look elsewhere for their fuel needs, negatively affecting our revenues and profitability.

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

In 2009, the EPA announced publicly that it will exercise its statutory right to more actively review Section 404 permitting actions by the Corps. In the third quarter of 2009, the EPA announced that it would further review 79 surface mining permit applications, including four of our permits. These 79 permits were identified as likely to impact water quality and therefore requiring additional review under the Clean Water Act. EPA oversight could further delay and/or restrict the issuance of such permits, either of which events could have an adverse impact on our planned mining operations. More recently, the EPA announced acceptable levels for the conductivity of water in streams receiving discharge from permitted coal mining sites in a six-state area of Central Appalachia, including Kentucky and West Virginia. If such levels of conductivity are permanently imposed, they could have a significant impact on our ability to secure Section 404 permits and have a material impact on our operations. The National Mining Association (NMA), on behalf of its member companies including coal producers such as ourselves, has filed suit against the EPA and the Corps contesting the legality of the enhanced review process and the imposition of such conductivity standard. Recently, the U.S. District Court for the District of Columbia, before which this suit was brought, issued its opinion denying the EPA’s motion to dismiss the case on grounds that there was no final agency action, that the case was not ripe for adjudication and that the NMA lacked standing. The court also denied the NMA’s motion for a preliminary injunction of EPA’s exercise of such oversight and the imposition of such standard. The states of West Virginia and Kentucky, and the coal associations in those states, have also filed suits contesting these actions by the EPA.

We have significant reclamation and mine closure obligations. If the assumptions underlying our accruals are materially inaccurate, we could be required to expend greater amounts than anticipated.

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Under U.S. generally accepted accounting principles we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At March 31, 2011, we had accrued $50.2 million, and IRP had accrued $29.3 million at December 31, 2010, related to estimated mine reclamation costs. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

We experienced operating losses and net losses in each of the years ended December 31, 2008 and 2007. While we were profitable in the years ended December 31, 2010 and 2009, we must continue to carefully manage our business, including the balance of our long term and short term sales contracts and our production costs. Although we seek to balance our contract mix to achieve optimal revenues over the long term, the market price of coal is affected by many factors that are outside of our control. Our production costs have increased in recent years, and we expect higher costs to continue for the next several years. Additionally, certain of our long term contracts for sales of coal are priced substantially above current spot prices for coal. Our profitability in the future will be impacted by the price levels that we achieve on future long term contracts. Accordingly, we cannot assure you that we will be able to achieve profitability in the future.

We may fail to realize the growth prospects and cost savings anticipated as a result of the IRP Acquisition.

The success of the IRP Acquisition will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from combining our businesses with those of IRP. We may never realize these business opportunities and growth prospects. Integrating operations will be complex and will require significant efforts and expenditures. Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures. We might experience increased competition that limits our ability to expand our business, and we might not be able to capitalize on expected business opportunities, including retaining current customers. If any of these factors limit our ability to integrate the operations successfully or on a timely basis, the expectations of future results of operations expected to result from the IRP Acquisition might not be met.

It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with clients, employees or other third parties or our ability to achieve the anticipated benefits of the IRP Acquisition and could harm our financial performance.

We will incur significant transaction and acquisition-related integration costs in connection with the IRP Acquisition.

We are currently implementing our plan to integrate the operations of IRP. In connection with that plan, we anticipate that we will incur certain non-recurring charges, such as system conversion costs, in connection with this integration. We cannot identify the timing, nature and amount of all such charges at this time.  The acquisition-related integration costs could materially affect our results of operations in the period in which such charges are recorded. Although we believe that the realization of efficiencies related to the integration of the businesses, will offset acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.

For the three months ended March 31, 2011, we generated approximately 84% of our total revenues from several long term contracts and spot sales with electrical utilities, including 36% from South Carolina Public Service Authority, 22% from Georgia Power Company and 12% from Indianapolis Power and Light. At March 31, 2011, we had coal supply agreements with these customers that expire in 2011 to 2012. The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

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

The operating profits we realize from coal sold under supply agreements depend on a variety of factors. In addition, price adjustment and other provisions may increase our exposure to short term coal price volatility provided by those contracts. If a substantial portion of our coal supply agreements expire or are modified or terminated, we could be materially adversely affected to the extent that we are unable to find alternate buyers for our coal at the same level of profitability. As a result, we might not be able to replace existing long term coal supply agreements at the same prices or with similar profit margins when they expire or are modified or terminated

In addition, our ability to receive payment for coal sold and delivered under these contracts depends on the continued creditworthiness of our customers. The bankruptcy of any of our customers could materially and adversely affect our financial position.

Our operating results will be negatively impacted if we are unable to balance our mix of contract and spot sales.

We have implemented a sales plan that includes long term contracts (one year or greater) and spot sales/ short term contracts (less than one year). We have structured our sales plan based on the assumptions that demand will remain adequate to maintain current shipping levels and that any disruptions in the market will be relatively short-lived. If we are unable to maintain our planned balance of contract sales with spot sales, or our markets become depressed for an extended period of time, our volumes and margins could decrease, negatively affecting our operating results.

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

On April 12, 2011, MSHA notified our subsidiary, Bledsoe Coal Corporation, that a Pattern of Violation (POV) exists at its Abner Branch Rider Mine.  As a result, within 90 days of the POV notice, if MSHA finds any violation of a mandatory health or safety standard that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard, MSHA shall require all persons in the areas affected by such violation to be withdrawn from, and to be prohibited from entering such area until MSHA determines the violation has been abated.  The POV notice will terminate if, upon inspection of the entire mine, MSHA finds no S&S violations of mandatory safety and health standards. The Abner Branch Rider Mine produced approximately 220,000 tons in 2010.  The POV could have a significant impact on the operations of that mine.

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

The Dodd-Frank Act includes new requirements for reporting certain mine safety information on a Form 8-K, and for including additional mine safety disclosures in our periodic reports filed with the SEC. Under the Dodd-Frank Act, the SEC is authorized to issue rules and regulations regarding mine safety disclosures, and the SEC has issued proposed rules as of the date of this filing. While the new rules are not yet in effect, such rulemaking by the SEC may cause us to incur additional costs in complying with the new reporting and disclosure requirements.

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

Our coal mining operations are conducted, in large part, in underground mines and, to a lesser extent, at surface mines. These mines are subject to conditions or events beyond our control that could disrupt operations, affect production and the cost of mining at particular mines for varying lengths of time and have a significant impact on our operating results. These conditions or events have included:

•	variations in thickness of the layer, or seam, of coal;
•	variations in geological conditions;
•	amounts of rock and other natural materials intruding into the coal seam;
•	equipment failures and unexpected major repairs;
•	unexpected maintenance problems;
•	unexpected departures of one or more of our contract miners;
•	fires and explosions from methane and other sources;
•	accidental mine water discharges or other environmental accidents;
•	other accidents or natural disasters; and
•	weather conditions.

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

In addition to coal we produce from our Company-operated mines, we have mines that typically are operated by independent contract mine operators, and we purchase coal from third parties for resale. For 2011, we anticipate less than 10% of our total production from our historical operations will come from mines operated by independent contract mine operators and from third party purchased coal sources. We anticipate that our third purchase coal will increase in connection with the IRP Acquisition. Operational difficulties, changes in demand for contract mine operators from our competitors and other factors beyond our control could affect the availability, pricing and quality of coal produced for us by independent contract mine operators. Disruptions in supply, increases in prices paid for coal produced by independent contract mine operators or purchased from third parties, or the availability of more lucrative direct sales opportunities for our purchased coal sources could increase our costs or lower our volumes, either of which could negatively affect our profitability.

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

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. As of March 31, 2011, we had outstanding surety bonds with third parties for post-mining reclamation totaling $59.2 million. Furthermore, we have surety bonds for an additional $44.9 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations. Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit, cash collateral or other assurances of payment. However, letters of credit can be significantly more costly to us than surety bonds. The issuance of letters of credit under our Revolver also reduces amounts that we can borrow under our Revolver. If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may be negatively affected.

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

We are required by law to provide various long term employee benefits. We accrue amounts for these obligations based on the present value of expected future costs. We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations. At March 31, 2011, the current and non-current portions of these obligations included $46.6 million for coal workers’ black lung benefits and $66.0 million for workers’ compensation benefits.

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

We provide benefits under a defined benefit pension plan that was frozen in 2007. As of March 31, 2011, we estimated that our obligation under the pension plan was underfunded by approximately $11.0 million. If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated. The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

Our total consolidated long-term debt as of March 31, 2011 was $721.8 million (net of discounts on our convertible notes of $105.7 million).  Our level of indebtedness could result in the following:

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

Our debt instruments impose a number of restrictions on us. A failure to comply with these restrictions could adversely affect our ability to borrow under our Revolver or result in an event of default under our debt instruments. Our debt instruments contain financial and other covenants that create limitations on our ability to, among other things, utilize the full amount on our Revolver for borrowings or to issue letters of credit or incur additional debt, and require us to maintain various financial ratios and comply with various other financial covenants. The minimum Adjusted EBITDA and Leverage Ratio covenants are only applicable if our unrestricted cash falls below $75 million and remain in effect until our unrestricted cash exceeds $75 million for 90 consecutive days (the “trigger event”). As of March 31, 2011, our unrestricted cash was $553.3 million. These most restrictive covenants include the following:

•
If we have a Trigger Event, our revolving credit facility requires that we achieve a minimum Adjusted EBITDA, which is defined in that agreement as “Consolidated EBITDA”.  Adjusted EBITDA is measured at the end of each quarter for the preceding 12 months.  If measured, the required minimum Adjusted EBITDA would be $105.0 million during 2011.  In order to meet the twelve month Adjusted EBITDA target at March 31, 2011, we needed Adjusted EBITDA of $(3.5) million in the three months ended March 31, 2011.   Our Adjusted EBITDA in the three months ended March 31, 2011 was $19.1 million.  The most directly comparable US GAAP financial measure is net income.  For the three months ended March 31, 2011, we had a net loss of $7.6 million.  Adjusted EBITDA is defined and reconciled to EBITDA and Net Loss under “Reconciliation of Non-GAAP Measures” in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
If we have a Trigger Event, our revolving credit facility requires that our Leverage Ratio (as defined in the revolving credit facility) not exceed a specified multiple at the end of each quarter.  If measured, the Leverage Ratio would be permitted to be 0.63X to 0.61X during 2011.  Our Leverage Ratio was 0.46X as of March 31, 2011.

•
Our revolving credit facility limits the Capital Expenditures (as defined in the revolving credit facility) that we may make or agree to make in any fiscal year.  For the fiscal year ended December 31, 2011, we cannot make Capital Expenditures in excess of $119.6 million.  For the three months ended March 31, 2011, we made Capital Expenditures of $20.1 million.

Additional detail regarding the terms of our Revolver, including these covenants and the related definitions, can be found in our debt agreements, as amended, that have been filed as exhibits to our SEC filings.

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

From time to time, we have disputes with our customers over the provisions of long term contracts relating to, among other things, coal quality, pricing, quantity and delays in delivery. In addition, we may not be able to produce sufficient amounts of coal to meet our commitments to our customers. Our inability to satisfy our contractual obligations could result in our need to purchase coal from third party sources to satisfy those obligations or may result in customers initiating claims against us. We may not be able to resolve all of these disputes in a satisfactory manner, which could result in substantial damages or otherwise harm our relationships with customers.

We may be unable to exploit opportunities to diversify our operations.

Our future business plan may consider opportunities other than underground and surface mining in eastern Kentucky, West Virginia and southern Indiana. We will consider opportunities to further increase the percentage of coal that comes from surface mines. We may also consider opportunities to expand both surface and underground mining activities in areas that are outside of eastern Kentucky, West Virginia and southern Indiana. We may also consider opportunities in other energy-related areas that are not prohibited by our debt instruments. If we undertake these diversification strategies and fail to execute them successfully, our financial condition and results of operations may be adversely affected.

There are risks associated with our acquisition strategy, including our inability to successfully complete acquisitions, our assumption of liabilities, dilution of your investment, significant costs and additional financing required.

We may explore opportunities to expand our operations through strategic acquisitions of other coal mining companies. Risks associated with our current and potential acquisitions, including the acquisition of IRP, include the disruption of our ongoing business, problems retaining the employees of the acquired business, assets acquired proving to be less valuable than expected, the potential assumption of unknown or unexpected liabilities, costs and problems, the inability of management to maintain uniform standards, controls, procedures and policies, the difficulty of managing a larger company, the risk of becoming involved in labor, commercial or regulatory disputes or litigation related to the new enterprises and the difficulty of integrating the acquired operations and personnel into our existing business.

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

Our ability to use net operating loss carryforwards may be subject to limitation

Section 382 of the U.S. Internal Revenue Code of 1986, as amended, imposes an annual limit on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership or equity structure. Our ability to use net operating losses is limited by prior changes in our ownership, and may be further limited by issuances of common stock, in connection with the conversion of the existing convertible senior notes or by the consummation of other transactions. As a result, as we earn net taxable income, our ability to use net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liabilities for us.

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

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, covenants in our Revolver, 2012 Senior Notes, 2019 Senior Notes, 2015 Convertible Senior Notes and 2018 Convertible Senior Notes restrict our ability to pay cash dividends and may prohibit the payment of dividends and certain other payments.

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

The information below includes references to specific sections of the Mine Act.   The information provided is for the three months ended March 31, 2011, except for pending legal actions, which are as of March 31, 2011:

(1)	For each coal or other mine, of which the issuer or a subsidiary of the issuer is an operator (number of occurrences, except for proposed assessment dollar values)

Table I - Mine Safety Information (Columns A to G show 3 months ended March 31, 2011 totals)

Mine	Section 104A S&S Citations (A)	Section 104(b) Orders (B)	Section 104(d) Citations and Orders (C)	Section 110(b)(2) Violations (D)	Section 107(a) Orders (E)	Proposed MSHA Assessments (F)	Fatalities (G)	Pending Legal Actions (H)	Pattern or Potential Pattern of Violation
Bell County Coal Corporation
Jellico	10	-	-	-	-	$5,541	-	9	No
Garmeada #2	5	-	-	-	-	1,609	-	5	No
Coal Creek	2	-	-	-	-	8,943	-	3	No
Cabin Hollow	-	-	-	-	-	-	-	1	No
Mosley Spur	-	-	-	-	-	-	-	1	No
Bell Preparation Plant	3	-	-	-	-	3,369	-	-	No
Bledsoe Coal Corporation
Beechfork Mine	24	-	2	-	-	64,129	-	10	No
Oldhouse Branch	13	-	-	-	-	7,236	-	7	No
Abner Branch Rider	18	-	-	-	-	43,647	-	11	Yes
Tantrough	11	-	-	-	-	1,163	-	6	No
#4	-	-	-	-	-	-	-	5	No
Marion Branch	-	-	-	-	-	-	-	1	No
#61 Plant	1	-	-	-	-	585	-	1	No
#1 Plant	1	-	-	-	-	-	-	1	No
Clover Loadout	4	-	-	-	-	-	-	-	No
Blue Diamond Coal Company
#74	-	-	-	-	-	-	-	1	No
#75	19	-	2	-	-	36,065	-	11	No
#77	12	-	-	-	-	34,895	-	25	No
Calvary No. 81	15	-	-	-	-	32,820	-	16	No
76 Plant	-	-	-	-	-	700	-	-	No
James River Coal Service Company
Bear Branch Surface	-	-	-	-	-	200	-	-	No
Montgomery Creek	3	-	-	-	-	1,879	-	-	No
Leeco Inc.
# 68	36	1	1	-	-	614,982	-	25	No
# 64 Plant	-	-	-	-	-	100	-	-	No
Jeff Tipple	-	-	-	-	-	-	-	-	No
Mccoy Elkhorn Coal Corp.
Mine #12	-	-	-	-	-	-	-	1	No
Mine # 15	9	-	1	-	-	7,984	-	21	No
Mine # 15A	1	-	-	-	-	1,036	-	2	No
Mine # 16	11	-	-	-	-	1,694	-	11	No
Mine # 23	19	-	-	-	-	15,010	-	11	No
Bevins Branch Preparation Plant	1	-	-	-	-	-	-	2	No
Burke Preparation Plant	8	-	-	-	-	-	-	-	No
Shamrock Coal Company
Beech Fork Coal Prep Facility	6	-	-	-	-	-	-	3	No
Shamrock	-	-	-	-	-	-	-	8	No
Triad Underground Mining LLC
Freelandville Underground	-	-	-	-	-	-	-	5	No
Triad Mining Inc.
Log Creek Surface	2	-	-	-	-	1,094	-	1	No
Freelandville Mine	-	-	-	-	-	-	-	1	No

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
(H)
The Pending Legal Actions include matters which were initiated by us and do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during the current reporting period. All of the Legal Actions were initiated by us to contest citations, orders or proposed assessments issued by MSHA, and if we are successful, may result in reduction or dismissal of those citations, orders or assessments.  Each legal action is assigned a docket number and may have as its subject matter one or more citations, orders, penalties or complaints.

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

On November 18, 2010, Bledsoe Coal Corporation, a subsidiary of James River Coal Company, received written notification that a potential pattern of violation exists at its Abner Branch Rider Mine.  On April 12, 2011, MSHA notified Bledsoe Coal Corporation that a Pattern of Violation (POV) exists at its Abner Branch Rider Mine.  As a result, within 90 days of the POV notice, if MSHA finds any violation of a mandatory health or safety standard that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard, MSHA shall require all persons in the areas affected by such violation, except those persons referred to in Section 104(c) of the Mine Act, to be withdrawn from, and to be prohibited from entering such area until MSHA determines the violation has been abated.  The POV notice will terminate if, upon inspection of the entire mine, MSHA finds no S&S violations of mandatory safety and health standards. The Abner Branch Rider Mine produced approximately 220,000 tons in 2010.  The POV could have a significant impact on the operations of that mine.

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

May 10, 2011