Form 10-Q
period 2011-06-30
James River Coal CO
filed 2011-08-09
CIK 1297720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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
Yes    ☐             No    ☒
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 22, 2011 was 35,598,065.

FORM 10-Q INDEX

		Page
PART I FINANCIAL INFORMATION		3

Item 1.	Financial Statements.	3

	Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010	4

	Condensed Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the six months ended June 30, 2011 and the year ended December 31, 2010	6

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	34

Item 4.	Controls and Procedures.	34

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.	35

Item 1A.	Risk Factors.	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	48

Item 3.	Defaults Upon Senior Securities.	48

Item 5.	Other Information.	48

Item 6.	Exhibits.	52

	SIGNATURES	52

PART I                                      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2011	December 31, 2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$204,683	180,376
Trade receivables	138,032	59,970
Inventories:
Coal	48,600	23,305
Materials and supplies	17,754	13,690
Total inventories	66,354	36,995
Prepaid royalties	6,387	6,039
Other current assets	14,313	5,991
Total current assets	429,769	289,371
Property, plant, and equipment, net	889,982	385,652
Goodwill	26,492	26,492
Restricted cash and short term investments (note 1)	29,510	23,500
Other assets	52,370	59,554
Total assets	$1,428,123	784,569

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$126,214	57,300
Accrued salaries, wages, and employee benefits	13,473	7,744
Workers' compensation benefits	9,000	9,000
Black lung benefits	2,282	2,282
Accrued taxes	8,401	4,924
Other current liabilities	22,476	16,496
Total current liabilities	181,846	97,746
Long-term debt, less current maturities	575,205	284,022
Other liabilities:
Noncurrent portion of workers' compensation benefits	57,881	55,944
Noncurrent portion of black lung benefits	45,040	43,443
Pension obligations	10,602	11,968
Asset retirement obligations	96,776	43,398
Other	7,298	665
Total other liabilities	217,597	155,418
Total liabilities	974,648	537,186
Commitments and contingencies (note 6)
Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 35,598,065 and 27,779,351 shares as of June 30, 2011 and December 31, 2010	356	278
Paid-in-capital	537,211	324,705
Accumulated deficit	(65,408)	(58,593)
Accumulated other comprehensive loss	(18,684)	(19,007)
Total shareholders' equity	453,475	247,383
Total liabilities and shareholders' equity	$1,428,123	784,569

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2011	June 30, 2010
Revenues
Coal sales revenue	$328,182	182,550
Freight and handling revenue	23,855	495
Total revenue	352,037	183,045
Cost of sales:
Cost of coal sold	264,108	128,243
Freight and handling costs	23,855	495
Depreciation, depletion and amortization	28,210	16,209
Total cost of sales	316,173	144,947
Gross profit	35,864	38,098
Selling, general and administrative expenses	14,811	9,823
Acquisition costs (note 2)	3,859	-
Total operating income	17,194	28,275
Interest expense	15,607	7,455
Interest income	(128)	(12)
Charges associated with repayment of debt	740	-
Miscellaneous (income) expense, net	(181)	238
Total other expense, net	16,038	7,681
Income before income taxes	1,156	20,594
Income tax expense	367	744
Net income	$789	19,850
Earnings per common share (note 7)
Basic earnings per common share	$0.02	0.72
Diluted earnings per common share	$0.02	0.71

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
Revenues
Coal sales revenue	$492,037	366,569
Freight and handling revenue	24,582	1,077
Total revenue	516,619	367,646
Cost of sales:
Cost of coal sold	396,927	256,978
Freight and handling costs	24,582	1,077
Depreciation, depletion and amortization	44,245	32,567
Total cost of sales	465,754	290,622
Gross profit	50,865	77,024
Selling, general and administrative expenses	24,181	19,142
Acquisition costs (note 2)	8,504	-
Total operating income	18,180	57,882
Interest expense	23,458	14,836
Interest income	(183)	(16)
Charges associated with repayment of debt	740	-
Miscellaneous (income) expense, net	(302)	196
Total other expense, net	23,713	15,016
Income (loss) before income taxes	(5,533)	42,866
Income tax (benefit) expense	1,282	(229)
Net income (loss)	$(6,815)	43,095
Earnings (loss) per common share (note 7)
Basic earnings (loss) per common share	$(0.22)	1.56
Diluted earnings (loss) per common share	$(0.22)	1.56

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’
Equity and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Common stock shares	Common stock par value	Paid-in- capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
Balances, December 31, 2009	27,545	$275	320,079	(136,758)	(13,254)	170,342
Net income	-	-	-	78,165	-	78,165
Amortization of pension actuarial amount	-	-	-	-	783	783
Amortization of black lung actuarial amount	-	-	-	-	412	412
Black lung obligation adjustment	-	-	-	-	(10,320)	(10,320)
Pension liability adjustment	-	-	-	-	(168)	(168)
Tax impact of adjustments to accumulated other comprehensive loss	-	-	-	-	3,540	3,540
Comprehensive income						72,412
Issuance of restricted stock awards, net of forfeitures	284	3	(3)	-	-	-
Repurchase of shares for tax withholding	(55)	-	(844)	-	-	(844)
Exercise of stock options	5	-	73	-	-	73
Stock based compensation	-	-	5,400	-	-	5,400
Balances, December 31, 2010	27,779	278	324,705	(58,593)	(19,007)	247,383
Net loss	-	-	-	(6,815)	-	(6,815)
Amortization of pension actuarial amount	-	-	-	-	395	395
Amortization of black lung actuarial amount	-	-	-	-	284	284
Tax impact of adjustments to accumulated other comprehensive loss	-	-	-	-	(356)	(356)
Comprehensive loss						(6,492)
Issuance of common stock, net of offering costs of $9,171	7,648	76	170,469	-	-	170,545
Equity component of convertible debt offering, net of offering costs of $2,117 and deferred taxes of $25,974	-	-	40,627	-	-	40,627
Issuance of restricted stock awards, net of forfeitures	230	2	(2)	-	-	-
Repurchase of shares for tax withholding	(59)	-	(1,236)	-	-	(1,236)
Stock based compensation	-	-	2,648	-	-	2,648
Balances, June 30, 2011	35,598	$356	537,211	(65,408)	(18,684)	453,475

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(6,815)	43,095
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	44,245	32,567
Accretion of asset retirement obligations	1,975	1,642
Amortization of debt discount and issue costs	6,383	3,935
Stock-based compensation	2,648	2,870
Deferred income tax expense	2,236	-
Loss on sale or disposal of property, plant and equipment	-	318
Write-off of deferred financing costs	740	-
Changes in operating assets and liabilities:
Receivables	38,568	(15,588)
Inventories	(10,156)	4,538
Prepaid royalties and other current assets	(878)	991
Restricted cash	(6,010)	47,042
Other assets	(4,991)	(830)
Accounts payable	12,512	(7,061)
Accrued salaries, wages, and employee benefits	1,369	3,507
Accrued taxes	(21)	1,004
Other current liabilities	4,339	(1,126)
Workers' compensation benefits	1,937	1,505
Black lung benefits	1,881	1,823
Pension obligations	(971)	(1,949)
Asset retirement obligations	(2,123)	(461)
Other liabilities	(70)	11
Net cash provided by operating activities	86,798	117,833
Cash flows from investing activities:
Additions to property, plant, and equipment	(58,306)	(34,113)
Payment for acquisition, net of cash acquired	(515,962)	-
Net cash used in investing activities	(574,268)	(34,113)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	505,000	-
Repayment of long-term debt	(150,000)
Net proceeds from issuance of common stock	170,545	-
Debt issuance costs	(13,768)	(1,346)
Net cash provided by (used in) financing activities	511,777	(1,346)
Increase in cash	24,307	82,374
Cash and cash equivalents at beginning of period	180,376	107,931
Cash and cash equivalents at end of period	$204,683	190,305

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies and Other Information

Description of Business and Principles of Consolidation

James River Coal Company and its wholly owned subsidiaries (collectively the Company) mine, process and sell thermal and metallurgical coal through eight active mining complexes located throughout eastern Kentucky, southern West Virginia and southern Indiana.  Substantially all coal sales and account receivables relate to the utility industry, steel industry and industrial markets.

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

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in order to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP). Significant estimates made by management include the allocation of the purchase price in the IRP Acquisition (note 2) to acquired assets and liabilities, the valuation allowance for deferred tax assets, asset retirement obligations and amounts accrued related to the Company’s workers’ compensation, black lung, pension and health claim obligations. Actual results could differ from these estimates.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and cash flows for all periods presented.

Cash and Cash Equivalents and Restricted Cash and Short Term Investments

Cash and cash equivalents are stated at cost. Cash equivalents consist of highly-liquid investments with an original maturity of three months or less when purchased.

Restricted cash is stated at cost.  Restricted cash and short term investments consists of cash, cash equivalents and investments in bonds and certificate of deposits.  The Company intends to hold all investments held as restricted cash until maturity.  The restricted cash and short term investments are maintained in collateral accounts which provide the Company additional capacity under the Revolver to support it outstanding letters of credit (note 4) and to support the issuance of surety bonds.

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

Freight and handling revenue consists of shipping and handling costs invoiced to coal customers and paid to third-party carriers. These revenues are directly offset by Freight and handling costs.

(2)	International Resource Partners Acquisition

On April 18, 2011, the Company completed the acquisition of International Resource Partners LP and its subsidiary companies (collectively IRP) for $516.0 million in an all-cash transaction (the IRP Acquisition).  The base purchase price of $475.0 million was increased by the cash acquired and any working capital (as defined in the agreement) that exceeded $18.5 million.  IRP did not have any debt at the time of the closing of the IRP Acquisition.   The IRP Acquisition will be treated as a purchase of assets for tax purposes.

Prior to the acquisition, IRP was a privately held fully integrated coal company focused on producing and marketing high quality metallurgical and steam coal in Central Appalachia. IRP produced and sold various grades of metallurgical and steam coal from underground and surface mining operations in southern West Virginia and eastern Kentucky. IRP’s customer base consisted of domestic steel and coke producers, international steel producers and domestic electric utilities. At the acquisition date, IRP operated nine mines, including five underground mines and four surface mines.

For the year ended December 31, 2010, IRP had revenues of $490.3 million and income before taxes at the partnership level of $51.3 million. IRP’s coal reserves and resources are located in West Virginia and Kentucky. As of the date of the IRP Acquisition, IRP controlled approximately 136 million tons of coal reserves and resources, consisting of approximately 61 million tons of metallurgical coal and an estimated 75 million tons of steam coal.  The coal reserves and resources acquired from IRP include 85.5 million of proven and probable reserves.  IRP leases a substantial portion of its coal reserves and resources from various third-party landowners.

The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values of the assets acquired and liabilities assumed.  The purchase price allocation (net of cash acquired) was as follows (in thousands):

Trade and other accounts receivable	$116,630
Inventories	17,373
Other current assets	2,830
Property, Plant and Equipment	487,359
Other Noncurrent Assets	14,352
Total assets	638,544

Accounts payable, principally trade	56,402
Other current liabilities	8,619
Asset retirement obligations	50,858
Other noncurrent liabilities	6,703
Total liabilities	122,582
Net assets acquired, excluding cash	$515,962

The fair value of the assets and liabilities acquired including property, plant and equipment (including mineral rights) and identifiable intangible assets are preliminary pending completion of the final valuations of those assets and liabilities.

The following unaudited pro forma information has been prepared for illustrative purposes only.  The pro forma information assumes the IRP Acquisition and the financing transactions that were completed to affect the IRP Acquisition occurred on January 1, 2010.  The financing transactions include the issuance of the 2019 Senior Notes, the redemption of the 2012 Senior Notes, the issuance of the 2018 Convertible Notes and the amendments to the Revolving Credit Agreement (all as described in Note 4), as well as the equity issuance described in Note 5.  The unaudited pro forma results have been prepared based on estimates and assumptions that we believe are reasonable; however, they are not necessarily indicative of the consolidated results of operations had the IRP Acquisition and the related financing transaction occurred at the beginning of each of the periods presented or of future results of operations.

	Three months ended
	June 30, 2011	June 30, 2010
	(in thousands)
Total revenues
As reported	$352,037	183,045
Pro forma	406,681	333,468

Net income
As reported	789	19,850
Pro forma	11,678	30,671

	Six months ended
	June 30, 2011	June 30, 2010
	(in thousands)
Total revenues
As reported	$516,619	367,646
Pro forma	740,799	630,796

Net income (loss)
As reported	(6,815)	43,095
Pro forma	17,758	59,479

For the three and six months ended June 30, 2011, costs of $3.9 million and $8.5 million, respectively, were incurred related to the IRP Acquisition.  The acquisition costs include $3.8 million of commitment fees associated with $375.0 million of committed bridge financing (Bridge Commitment) that the Company secured to provide adequate liquidity to complete the IRP Acquisition in the event alternative financing could not be raised.  The Bridge Commitment expired, without any amounts being drawn, upon closing of the 2019 Senior Notes, the 2018 Convertible Senior Notes and the equity offerings (notes 4 and 5).

The amount of revenues and earnings attributable to IRP in the statements of operations for the three and six months ended June 30, 2011 are not readily determinable, due to the consolidation of IRP’s operations into the Company’s existing operations, fulfillment of historical sales contracts between operations and various intercompany transactions.

(3)	Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	June 30, 2011	December 31, 2010
Property, plant, and equipment, at cost:
Land	$9,905	7,751
Mineral rights	617,262	231,681
Buildings, machinery and equipment	573,413	423,617
Mine development costs	51,100	48,301
Total property, plant, and equipment	1,251,680	711,350
Less accumulated depreciation, depletion, and amortization	361,698	325,698
Property, plant and equipment, net	$889,982	385,652

(4)         Long Term Debt and Interest Expense

Long-term debt is as follows (in thousands):

	June 30, 2011	December 31, 2010
2019 Senior Notes	$275,000	$-
2012 Senior Notes	-	150,000
2018 Convertible Senior Notes, net of discount	163,088	-
2015 Convertible Senior Notes, net of discount	137,117	134,022
Revolver	-	-
Total long-term debt	$575,205	$284,022

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

The Company incurred approximately $6.7 million of costs in connection with the issuance of the 2019 Senior Notes.  The costs, net of amortization, are included in other assets on the accompanying balance sheets.

2012 Senior Notes and Redemption of 2012 Senior Notes

In the second quarter of 2011, the Company redeemed all $150.0 million of its senior notes that were due on June 1, 2012 (the 2012 Senior Notes) at a redemption price of 100% of their face value.  The 2012 Senior Notes accrued interest at 9.375% per annum.  In connection with the redemption of the 2012 Senior Notes, the Company expensed $0.7 million of unamortized financing costs which are included in charges associated with repayment of debt on the accompanying statements of operations.

2015 Convertible Senior Notes

In 2009, the Company issued $172.5 million of 4.5% convertible senior notes due on December 1, 2015 (the 2015 Convertible Senior Notes).   The 2015 Convertible Senior Notes are shown net of a $35.4 million and a $38.5 million discount as of June 30, 2011 and December 31, 2010, respectively.  The discount on the 2015 Convertible Senior Notes relates to the $44.8 million of the proceeds that were allocated to the equity component of the 2015 Convertible Senior Notes at issuance, resulting in an effective interest rate of 10.2%.  The 2015 Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 38.7913 shares of the Company’s common stock per $1,000 principal amount of the 2015 Convertible Senior Notes, representing an initial conversion price of approximately $25.78 per share of the Company’s stock.  Interest on the 2015 Convertible Senior Notes is paid semi-annually.

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

2018 Convertible Senior Notes

In the first quarter of 2011, the Company issued $230.0 million of 3.125% convertible senior notes due on March 15, 2018 (the 2018 Convertible Senior Notes).   The 2018 Convertible Senior Notes are shown net of a $66.9 million discount as of June 30, 2011.  The discount on the 2018 Convertible Senior Notes relates to the $68.7 million of the proceeds that were allocated to the equity component of the 2018 Convertible Senior Notes at issuance, resulting in an effective interest rate of 8.9%.  The equity component was recorded as an increase to shareholders’ equity, net of allocated issuance costs and deferred income taxes of $2.1 million and $26.0 million, respectively.  The 2018 Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 32.7332 shares of the Company’s common stock per $1,000 principal amount of 2018 Convertible Senior Notes, representing an initial conversion price of approximately $30.55 per share of the Company’s stock.  Interest payments on the 2018 Convertible Senior Notes are required semi-annually.

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

The Company incurred approximately $7.1 million of costs in connection with the issuance of the 2018 Convertible Senior Notes issuance, including $2.1 million which was allocated to the equity portion of the transaction.   The costs allocated to the debt portion of the transaction, net of amortization, are included in other assets on the accompanying balance sheets.

Revolving Credit Agreement

In 2011, the Company entered into two agreements each of which amended and restated its existing Revolving Credit Agreement and resulted in an increase to the maximum availability under the Revolver to $100.0 million (as amended and restated the Revolving Credit Agreement is referred to as the Revolver).  The following is a summary of the significant terms of the Revolver.

Maturity	June 30, 2015
Interest Rate	Company’s option of Base Rate (a) plus 2.25% or LIBOR plus 3.25% per annum.
Maximum Availability	Lesser of $100.0 million or the borrowing base(b)
Periodic Principal Payments	None

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 0.5%, (2) the prime rate and (3) a three month LIBOR rate plus a percentage as defined in the agreement.
(b)
The Revolver’s borrowing base is based on the sum of 90% of the Company’s eligible accounts receivable plus 65% of the eligible inventory (not to exceed $40.0 million) less reserves from time to time set by the administrative agent.  The eligible accounts receivable and inventories are further adjusted as specified in the Revolver and the eligible inventory currently excludes certain inventories of our subsidiaries in West Virginia.  The Company’s borrowing base can also be increased by 95% of any cash collateral that the Company maintains in a cash collateral account.

The Revolver provides that the Company can use the Revolver availability to issue letters of credit. The Revolver provides for a 3.5% fee on any outstanding letters of credit issued under the Revolver and a 0.5% fee on the unused portion of the Revolver. The Revolver requires certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Revolver includes financial covenants that require the Company to maintain a minimum Fixed Charge Coverage Ratio and limit capital expenditures, each as defined by the agreement. The minimum Fixed Charge Coverage Ratio is only applicable if the sum of the Company’s unrestricted cash plus the availability under the Revolver falls below $35.0 million and would remain in effect until the sum of the Company’s unrestricted cash plus the availability under the Revolver exceeds $35.0 million for 90 consecutive days. The limit on capital expenditures is only applicable if the Company’s unrestricted cash plus the availability under the Revolver falls below $50.0 million for a period of 5 consecutive days and would remain in effect until the Company’s unrestricted cash plus the availability under the Revolver exceeds $50.0 million for 90 consecutive days.

As of June 30, 2011, the Company had used $63.6 million of the $88.6 million then available under the Revolver to secure outstanding letters of credits.   As of June 30, 2011, the Company had $21.0 million of cash in a restricted cash collateral account to ensure that the Company has adequate capacity under the Revolver to support its outstanding letters of credit.

The Company incurred approximately $1.8 million of costs in connection with the amendments and restatements to the Revolver in 2011.   The costs, net of amortization, are included in other assets on the accompanying balance sheets.

Interest Expense and Other

During the three and six months ended June 30, 2011, the Company paid approximately $10.9 million of interest.  The Company paid $11.1 million of interest during the three and six months ended June 30, 2010.

The Company was in compliance with all of the financial covenants under its outstanding debt instruments as of June 30, 2011.

The proceeds from the equity offering (note 5), the issuance of the 2019 Senior Notes and the issuance of the 2018 Convertible Senior Notes were used to fund the IRP Acquisition (note 2), repay the outstanding 2012 Senior Notes, and the remainder is available for general working capital purposes.

(5)	Equity

Equity Issuance

In the first quarter of 2011, the Company received proceeds of approximately $170.5 million, net of offering costs, through the issuance of approximately 7.6 million shares of common stock.

Equity Based Compensation

The following table highlights the expense related to share-based payment for the periods ended June 30 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Restricted stock	$1,394	$1,376	$2,492	2,724
Stock options	76	74	156	146
Stock based compensation	$1,470	$1,450	$2,648	2,870

The following is a summary of activity related to restricted stock and stock option awards for the six months ended June 30, 2011:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
	Number of	Fair Value	Number of	Exercise
	Shares	at Issue	Shares	Price
December 31, 2010	842,886	$19.30	291,000	$16.42
Granted	229,636	22.31	20,000	22.31
Exercised/Vested	(174,496)	24.75	-	-
Canceled	-	-	-	-
June 30, 2011	898,026	19.01	311,000	16.80

(6)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $63.6 million as of June 30, 2011 to guarantee performance under certain contractual arrangements.  The letters of credit have been issued under the Revolver (note 4).

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic earnings (loss) per common share:
Net income (loss)	$789	$19,850	$(6,815)	$43,095
Income allocated to participating securities	(21)	(632)	-	(1,249)
Net income (loss) available to common shareholders	$768	$19,218	$(6,815)	41,846

Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	34,630	26,862	30,931	26,845
Dilutive effect of unvested restricted stock (participating securities)	966	883	-	801
Dilutive effect of stock options	74	49	-	49
Diluted number of common shares and common equivalent shares outstanding	35,670	27,794	30,931	27,695

Basic earnings (loss) per common share	$0.02	$0.72	$(0.22)	$1.56

Diluted net income (loss) per common share:
Net income (loss)	$789	$19,850	$(6,815)	$43,095
Income (loss) allocated to participating securities	-	-	-	-
Net income (loss) available to potential common shareholders	$789	$19,850	$(6,815)	$43,095

Diluted earnings (loss) per common share	$0.02	$0.71	$(0.22)	$1.56

For periods in which there was a loss, the Company excludes from its diluted loss per common share calculation options to purchase shares and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per common share.  The excluded instruments would have increased the diluted weighted average number of common and common equivalent shares outstanding by approximately 1.0 million for the six months ended June 30, 2011.  In addition, in periods of net losses, the Company has not allocated any portion of such losses to participating securities holders for its basic loss per common share calculation as such participating securities holders are not contractually obligated to fund such losses.

The Company’s 2015 and 2018 Convertible Senior Notes are convertible at the option of the holders upon the occurrence of certain events (note 4).  As of June 30, 2011, none of the convertible senior notes had reached the specified thresholds for conversion.

(8)	Pension Expense

The Company has in place a defined benefit pension plan under which all benefits were frozen in 2007.  The components of net periodic benefit cost are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest cost	$911	940	1,821	1,880
Expected return on plan assets	(1,070)	(922)	(2,139)	(1,844)
Recognized net actuarial loss	197	196	395	392
Net periodic cost	$38	214	77	428

(9)	Pneumoconiosis (Black Lung) Benefits

The components of net periodic benefit costs for black lung benefits are as follows (amounts in thousands):

	June 30,		June 30,
	2011	2010	2011	2010

Service Cost	$456	471	912	814
Interest cost	597	593	1,195	1,051
Amortization of actuarial losses	142	137	284	137
Net periodic benefit cost	$1,195	1,201	2,391	2,002

(10)	Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information. As of June 30, 2011 and December 31, 2010, except for long-term debt obligations, the carrying amounts of all financial instruments approximate their fair values due to their short maturities.

The carrying values and fair values of our long-term debt are as follows (in thousands)

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Senior Notes	$275,000	$272,250	-	-
2012 Senior Notes	-	-	150,000	153,000
2015 Convertible Senior Notes, (excludes discount )	172,500	190,871	172,500	210,880
2018 Convertible Senior Notes, (excludes discount)	230,000	222,364	-	-

The fair value of our senior notes and convertible senior notes are based on available market data at the date presented.  The carrying value of the convertible senior notes reflected in long-term debt in the table above reflects the full face amount and have been adjusted in the Consolidated Balance Sheets for a discount related to the convertible feature (note 4).

(11)	Segment Information

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company has two segments based on the coal basins in which the Company operates. These basins are located in Central Appalachia (CAPP) and in the Midwest (Midwest). The Company’s CAPP operations, which include the assets acquired in the IRP Acquisition, are located in eastern Kentucky and southern West Virginia.  The Company’s Midwest operations are located in southern Indiana.  The Company manages its coal sales by coal basin, not by individual mine complex.  Mine operations are evaluated based on their per-ton operating costs. Operating segment results are shown below (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total revenues
CAPP	$323,792	$153,560	$461,377	$309,124
Midwest	28,245	29,485	55,242	58,522
Corporate	-	-	-	-
Total	$352,037	$183,045	$516,619	$367,646

Depreciation, depletion and amortization
CAPP	$25,199	$13,467	$38,251	26,955
Midwest	2,998	2,727	5,967	5,582
Corporate	13	15	27	30
Total	$28,210	$16,209	$44,245	$32,567

Total operating income (loss)
CAPP	$27,082	$31,758	$38,725	$63,400
Midwest	467	1,619	(898)	4,656
Corporate	(10,355)	(5,102)	(19,647)	(10,174)
Total	$17,194	$28,275	$18,180	$57,882

Net earnings (loss) (1)
CAPP	$27,082	$31,758	$38,725	$63,400
Midwest	467	1,619	(898)	4,656
Corporate	(26,760)	(13,527)	(44,642)	(24,961)
Total	$789	$19,850	$(6,815)	$43,095

(1)  Income and expense items that are not included in operating income (loss) are not allocated to the segments.

	June 30,	December 31,
	2011	2010
Total Assets
CAPP	$1,251,589	$551,762
Midwest	117,231	114,939
Corporate	59,303	117,868
Total	$1,428,123	$784,569

Goodwill
CAPP	$-	-
Midwest	26,492	26,492
Corporate	-	-
Total	$26,492	26,492

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes contained herein and the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Overview

We mine, process and sell thermal and metallurgical coal through eight active mining complexes located throughout eastern Kentucky, southern West Virginia and southern Indiana. The majority of our metallurgical coal was obtained in the April 18, 2011 acquisition (the IRP Acquisition) of International Resource Partners LP and its subsidiary companies (collectively IRP).  We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)).  IRP is included in our CAPP segment.  We derived 59% of our total revenues for the six months ended June 30, 2011 from coal sales to electric utility customers and the remaining 41% from coal sales (including metallurgical coal) to industrial and other customers. For the six months ended June 30, 2011, our mines produced 4.8 million tons of coal (including 0.3 million tons of contract coal) and we purchased another 0.6 million tons for resale. Of the 4.8 million tons produced from Company mines, approximately 62% came from underground mines, while the remaining 38% came from surface mines. For the six months ended June 30, 2011, we generated total revenues of $516.6 million and net loss of $6.8 million.

The IRP Acquisition will be treated as a purchase of assets for tax purposes.  The IRP Acquisition was completed on April 18, 2011 for $516.0 million in an all-cash transaction.  The base purchase price of $475.0 million was increased by the cash acquired and any working capital (as defined in the agreement) that exceeded $18.5 million.  IRP did not have any debt at the time of the closing.   The IRP Acquisition will increase our offerings of metallurgical coal, provide us with greater access to the international seaborne coal market and expand our brokering and trading operations.  IRP is a fully integrated coal company focused on producing and marketing high quality metallurgical and steam coal in Central Appalachia. IRP produces and sells various grades of metallurgical and steam coal from underground and surface mining operations in southern West Virginia and eastern Kentucky. IRP’s customer base consists of domestic steel and coke producers, international steel producers and domestic electric utilities. At the time of the IRP Acquisition, IRP operated nine mines, including five underground mines and four surface mines.

For the year ended December 31, 2010, IRP produced approximately 1.9 million tons of coal, including 1.2 million tons of metallurgical coal and 0.7 million tons of steam coal. Total 2010 shipments, including coal purchased for blending purposes, were 3.7 million tons. These tons included 2.6 million tons of metallurgical coal and 1.1 million tons of steam coal. IRP generated revenues of $490.3 million and income before taxes at the partnership level of $51.3 million in 2010.  IRP’s coal reserves and resources are located in West Virginia and Kentucky. As of December 31, 2010, IRP controlled approximately 136 million tons of coal reserves and resources, consisting of approximately 61 million tons of metallurgical coal and an estimated 75 million tons of steam coal. The coal reserves and resources acquired from IRP include 85.5 million of proven and probable reserves. IRP leases a substantial portion of its coal reserves and resources from various third-party landowners.

CAPP Segment

In Central Appalachia, our sales of thermal coal is primarily sold to customers in the southern portion of the South Atlantic region of the United States.  The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware. Our metallurgical coal is sold primarily to steel companies in North America, South America, Europe, Asia and Africa. Approximately 31% of our total revenues for the six months ended June 30, 2010 were derived from sales made outside the United States, including Canada, Brazil, United Kingdom, Germany, France, India and Egypt.  For the six months ended June 30, 2011, our CAPP segment produced 4.0 million tons of coal (including contract coal and purchased coal). Of the CAPP tons produced, 64% came from Company operated underground mines. For the six months ended June 30, 2011, we shipped 4.0 million tons of coal and generated coal sale revenues of $438.1 million from our CAPP segment. For the six months ended June 30, 2011, South Carolina Public Service Authority and Georgia Power Company were our largest customers, representing approximately 23% and 13% of our total revenues, respectively.  No other CAPP customer accounted for more than 10% of our total revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the six months ended June 30, 2011, our Midwest mines produced approximately 1.3 million tons of coal. Of the Midwest tons produced, 80% came from Company operated surface mines. For the six months ended June 30, 2011, we shipped 1.3 million tons of coal and generated coal sale revenues of $54.0 million from our Midwest segment. No Midwest customer accounted for more than 10% of our total revenues.

Results of Operations

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010

Revenues

The following tables show volume and revenue information by segment (in thousands, except per ton amounts).

	Three Months Ended June 30,
	2011	2010	Change
Volume shipped (tons)
CAPP tons
Steam	1,893	1,585	19%
Metallurgical	727	-	NA
Total CAPP tons	2,620	1,585	65%
Midwest steam tons	641	698	-8%
Total volume shipped	3,261	2,283	43%

	Three Months Ended June 30,
	2011		2010		Change
Revenues	Total	Per Ton	Total	Per Ton	Total
Coal sales revenue
CAPP steam	$169,977	89.79	153,560	96.88	11%
CAPP metallurgical	130,499	179.50	-	NA	NA
Total CAPP coal sales revenue	300,476	114.69	153,560	96.88	96%
Midwest steam	27,706	43.22	28,990	41.53	-4%
Total coal sales revenue	328,182	100.64	182,550	79.96	80%
Freight and handling revenue
CAPP	23,316		-		NA
Midwest steam	539		495		9%
Total freight and handling revenue	23,855		495		4719%
Total revenues	352,037		183,045		92%

Total tons shipped during the three months ended June 30, increased by 43% in 2011 as compared to 2010.   Coal sales revenue for the three months ended June 30, increased 80% in 2011 as compared to 2010.  The increase in tons shipped and coal sales revenue (including the change in mix to include metallurgical coal) was primarily related to contracts acquired in the IRP Acquisition and additional tons produced from the properties acquired in the IRP Acquisition.

Freight and handling revenue consists of shipping and handling costs invoiced to coal customers and paid to third-party carriers. These revenues are directly offset by freight and handling costs.

Operating and Other Costs

The following tables show selected costs in total and by segment (in thousands, except per ton amounts).

	Three Months Ended June 30,
	2011		2010		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	3,261		2,283

Cost of coal sold	$264,108	80.99	128,243	56.17	106%
Freight and handling costs	23,855	7.32	495	0.22	4719%
Depreciation, depletion and amortization	28,210	8.65	16,209	7.10	74%
Selling, general and administrative	14,811	4.54	9,823	4.30	51%
Acquisition costs	3,859	1.18	-	-	NA
Interest expense	15,607	4.79	7,455	3.27	109%

	Three months ended June 30,
	2011			2010
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$240,794	23,314	-	104,455	23,788	-
Per ton	91.91	36.37	-	65.90	34.08	-

Freight and handling costs	23,316	539	-	-	495	-
Per ton	8.90	0.84	-	-	0.71	-

Depreciation, depletion and amortization	25,199	2,998	13	13,467	2,727	15
Per ton	9.62	4.68	-	8.50	3.91	-

Cost of Coal Sold

For the three months ended June 30, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $128.2 million in 2010 to $264.1 million in 2011, including a $0.84 per ton increase due to the write-up of the inventory acquired from IRP to fair market value.  Our cost per ton of coal sold in the CAPP region increased from $65.90 per ton in 2010 to $91.91 per ton in the 2011.  Our costs in the CAPP region are impacted by increased costs as a result of the IRP Acquisition.  Generally, the mines acquired from IRP have more metallurgical coal than our legacy operations.  Our metallurgical coal mines produce higher coal sales revenue but are more costly to mine.  Our costs were also impacted by an increase in metallurgical coal purchased that is used to blend with our metallurgical coal production to meet quality requirements under our sales contracts.  The impact of the change in mix to additional metallurgical coal production is approximately $14.70 per ton.  The remaining increase of $11.31 per ton over prior year is primarily due to an increase in our labor and benefit costs of $2.50 per ton and variable costs and trucking costs of $6.20 per ton at our mines that do not produce metallurgical coal.   Our costs continue to be impacted by lower productivity due to increased federal and state regulatory scrutiny, a decrease in tons produced in response to market conditions and an increase in commodity prices.   For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest increased $2.29 to $36.37 per ton in the 2011 period as compared to the 2010 period.

Freight and handling costs

Freight and handling costs increased due to the metallurgical shipments in the three months ended June 30, 2011.

Depreciation, depletion and amortization

For the three months ended June 30, depreciation, depletion and amortization increased from $16.2 million in the 2010 period to $28.2 million in the 2011 period.  In the CAPP region, depreciation, depletion and amortization increased $11.7 million to $25.2 million or $9.62 per ton, which is due to the increase in the asset base as a result of IRP acquisition and $2.4 million of amortization on contracts acquired from IRP.  In the Midwest, depreciation, depletion and amortization increased $0.3 million to $3.0 million or $4.68 per ton.

Selling, general and administrative

For the three months ended June 30, selling, general and administrative expenses increased from $9.9 million in the 2010 period to $14.8 million in the 2011 period, which is primarily due to increased selling, general and administrative expenses as a result of IRP acquisition.

Acquisition costs

For the three months ended June 30, 2011, costs of $3.9 million were incurred related to the IRP Acquisition.

Interest Expense

For the three months ended June 30, interest expense increased from $7.5 million in 2010 to $15.6 million in 2011.  The increase was the result of the issuance of our 2018 Convertible Senior Notes and 2019 Senior Notes in March 2011, offset by the redemption in full of our 2012 Senior Notes in June 2011.  These debt transactions are described below in Liquidity and Capital Resources.  Interest expense for the three months ended June 30 2011 and 2010 includes $4.3 million and $2.1 million, respectively, related to the amortization of debt discounts and debt issuance costs.

Income Taxes

Our effective tax rate for the three months ended June 30, 2011 was 31.7% and our effective tax rate for the three months ended June 30, 2010 was 3.6%.  For the three months ended June 30, 2011, our effective income tax rate was impacted primarily by a change in state tax rates as a result of the IRP Acquisition and the effects of percentage depletion. Our effective tax rate for the three months ended June 30, 2010, was primarily impacted by the amount of the valuation allowance recorded and the effects of percentage depletion.   The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.”  As of June 30, 2011, we did not have a valuation allowance against gross deferred tax assets.    Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

Revenues

The following tables show revenue and volume information by segment (in thousands, except per ton amounts).

	Six Months Ended June 30,
	2011	2010	Change
Volume shipped (tons)
CAPP tons
Steam	3,274	3,247	1%
Metallurgical	761	-	NA
Total CAPP segment tons	4,035	3,247	24%
Midwest steam tons	1,299	1,436	-10%
Total volume shipped	5,334	4,683	14%

	Six Months Ended June 30,
	2011		2010		Change
Revenues	Total	Per Ton	Total	Per Ton	Total
Coal sales revenue
CAPP steam	$303,417	92.67	309,124	95.20	-2%
CAPP metallurgical	134,644	176.93	-	NA	NA
Total CAPP coal sales revenue	438,061	108.57	309,124	95.20	42%
Midwest steam	53,976	41.55	57,445	40.00	-6%
Total coal sales revenue	492,037	92.25	366,569	78.28	34%
Freight and handling revenue
CAPP	23,316		-		NA
Midwest	1,266		1,077		18%
Total freight and handling revenue	24,582		1,077		2182%
Total revenues	516,619		367,646		41%

Total tons shipped during the six months ended June 30 increased by 14% in 2011 as compared to 2010.   Coal sales revenue for the six months ended June 30 increased 34% in 2011 as compared to 2010.  The increase in tons shipped and coal sales revenue (including the change in mix to include metallurgical coal) was primarily related to contracts acquired in the IRP Acquisition and additional tons produced from the properties acquired in the IRP Acquisition.  The increase in tons shipped on the contracts acquired in the IRP acquisition was partially offset by a decrease in tons shipped on our legacy contracts in the CAPP and Midwest Regions in 2011 as compared to 2010.

Freight and handling revenue consists of shipping and handling costs invoiced to coal customers and paid to third-party carriers. These revenues are directly offset by freight and handling costs.

Operating and Other Costs

The following tables show selected costs in total and by segment (in thousands, except per ton amounts).

	Six Months Ended June 30,
	2011		2010		Total
	Total	Per Ton	Total	Per Ton	Change
Volume shipped (tons)	5,334		4,683

Cost of coal sold	$396,927	74.41	256,978	54.87	54%
Freight and handling costs	24,582	4.61	1,077	0.23	2182%
Depreciation, depletion and amortization	44,245	8.29	32,567	6.95	36%
Selling, general and administrative	24,181	4.53	19,142	4.09	26%
Acquisition costs	8,504	1.59	-	-	NA
Interest expense	23,458	4.40	14,836	3.17	58%

	Six months ended June 30,
	2011			2010
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$349,493	47,434	-	211,195	45,783	-
Per ton	86.62	36.52	-	65.04	31.88	-

Freight and handling costs	23,316	1,266	-	-	1,077	-
Per ton	5.78	0.97	-	-	0.75	-

Depreciation, depletion and amortization	38,251	5,967	27	26,955	5,582	30
Per ton	9.48	4.59	-	8.30	3.89	-

Cost of Coal Sold

For the six months ended June 30, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $257.0 million in 2010 to $396.9 million in 2011.  Our cost per ton of coal sold in the CAPP region increased from $65.04 per ton in 2010 to $86.62 per ton in the 2011.  Our costs in the CAPP region are impacted by increased costs as a result of the IRP Acquisition.  Generally, the mines acquired from IRP have more metallurgical coal than our legacy operations.  Our metallurgical coal mines produce higher coal sales revenue but are more costly to mine.  Our costs were also impacted by an increase in metallurgical coal purchased that is used to blend with our metallurgical coal production to meet quality requirements under our sales contracts.  The impact of the change in our mix to additional metallurgical coal production is approximately $9.58 per ton.  The remaining increase of $12.00 over prior year is primarily due to an increase in our labor and benefit costs of $3.95 per ton and variable costs of $5.94 per ton at our mines that do not produce metallurgical coal.   Our costs continue to be impacted by lower productivity due to increased federal and state regulatory scrutiny, a decrease in tons produced in response to market conditions and an increase in commodity prices.   For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest increased $4.64 per ton to $36.52 per ton in the 2011 period as compared to the 2010 period.  The major components of this increase include an increase in the variable costs of $0.94 per ton, labor and benefit costs of $0.91 per ton and trucking and preparation costs of $1.22 per ton.

Freight and handling costs

Freight and handling costs increased due to the metallurgical shipments in the six months ended June 30, 2011.

Depreciation, depletion and amortization

For the six months ended June 30, depreciation, depletion and amortization increased from $32.6 million in the 2010 period to $44.2 million in the 2011 period.  In the CAPP region, depreciation, depletion and amortization increased $11.3 million to $38.3 million or $9.48 per ton, which is due to the increase in the asset base as a result of IRP acquisition and $2.4 million of amortization on contracts acquired from IRP.  In the Midwest, depreciation, depletion and amortization increased $0.4 million to $6.0 million or $4.59 per ton.

Selling, general and administrative

For the six months ended June 30, selling, general and administrative expenses increased from $19.1 million in the 2010 period to $24.2 million in the 2011 period, which is primarily due to increased selling, general and administrative expenses as a result of IRP Acquisition.

Acquisition costs

For the six months ended June 30, 2011, costs of $8.5 million were incurred related to the IRP Acquisition.

Interest Expense

For the six months ended June 30, interest expense increased from $14.8 million in 2010 to $23.5 million in 2011.  The increase in our interest expense was the result of the issuance of our 2018 Convertible Senior Notes and 2019 Senior Notes in March 2011, offset by the redemption in full of our 2012 Senior Notes in June 2011.  These debt transactions are described below in Liquidity and Capital Resources. Interest expense for the six months ended June 30 2011 and 2010 includes $6.4 million and $3.9 million, respectively, related to the amortization of debt discounts and debt issuance costs.

Income Taxes

Our effective tax rate for the six months ended June 30, 2011 was (23.2%) and our effective tax rate for the six months ended June 30, 2010 was a (0.5%).  For the six months ended June 30, 2011, our effective income tax rate was impacted primarily by a change in estimated book to tax differences, a change in state tax rates as a result of the IRP Acquisition and the effects of percentage depletion. Our effective tax rate for the six months ended June 30, 2010, was primarily impacted by the amount of the valuation allowance recorded and the effects of percentage depletion.   The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.”  As of June 30, 2011, we did not have a valuation allowance against gross deferred tax assets.    Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Liquidity and Capital Resources

During the first quarter of 2011, we issued $275 million of senior notes due in 2019 (the 2019 Senior Notes), issued $230 million of convertible senior notes due in 2018 (the 2018 Convertible Senior Notes) and received net proceeds of $170.5 million through the issuance of approximately 7.6 million shares of common stock.  The proceeds from these offerings were used to fund the IRP Acquisition, to redeem in full $150.0 million of our outstanding senior notes in the second quarter of 2011 (the 2012 Senior Notes), and the remainder is available for general working capital purposes.

The following chart reflects the components of our debt:

	June 30, 2011	December 31, 2010
2019 Senior Notes	$275,000	$-
2012 Senior Notes	-	150,000
2018 Convertible Senior Notes, net of discount	163,088	-
2015 Convertible Senior Notes, net of discount	137,117	134,022
Revolver	-	-
Total long-term debt	$575,205	$284,022

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

2012 Senior Notes and Redemption of 2012 Senior Notes

In the second quarter of 2011, we redeemed all $150.0 million our senior notes that were due on June 1, 2012 (the 2012 Senior Notes) at a redemption price of 100% of their face value.  The 2012 Senior Notes accrued interest at 9.375% per annum.  In connection with the redemption of the 2012 Senior Notes, we expensed $0.7 million of unamortized financing costs.

2015 Convertible Senior Notes

There have been no changes to the terms of our outstanding 4.5% convertible senior notes due on December 1, 2015 (the 2015 Convertible Senior Notes) during 2011.  See Item 1 of Part I, “Financial Statements — Note 4 — Long Term Debt and Interest Expense” for a description of our 2015 Convertible Senior Notes.

2018 Convertible Senior Notes

In the first quarter of 2011, we issued $230.0 million of 3.125% convertible senior notes due on March 15, 2018 (the 2018 Convertible Senior Notes).   The 2018 Convertible Senior Notes are shown net of a $66.9 million discount as of June 30, 2011.  The discount on the 2018 Convertible Senior Notes relates to the $68.7 million of the proceeds that were allocated to the equity component of the 2018 Convertible Senior Notes at issuance, resulting in an effective interest rate of 8.9%.  The 2018 Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 32.7332 shares of our common stock per $1,000 principal amount of 2018 Convertible Senior Notes, representing an initial conversion price of approximately $30.55 per share of the Company’s stock.  Interest payments on the 2018 Convertible Senior Notes are required semi-annually.

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

Revolving Credit Agreement

In 2011, we entered into two agreements each of which amended and restated our existing Revolving Credit Agreement and resulted in an increase to the maximum availability under the Revolver to $100.0 million (as amended and restated the Revolving Credit Agreement is referred to as the Revolver).  The following is a summary of the significant terms of the Revolver.

Maturity	June 30, 2015
Interest Rate	Our option of Base Rate(a) plus 2.25% or LIBOR plus 3.25% per annum.
Maximum Availability	Lesser of $100.0 million or the borrowing base(b)
Periodic Principal Payments	None

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 0.5%, (2) the prime rate and (3) a three month LIBOR rate plus a percentage as defined in the agreement..
(b)
The Revolver’s borrowing base is based on the sum of 90% of our eligible accounts receivable plus 65% of the eligible inventory (not to exceed $40.0 million) less reserves from time to time set by the administrative agent.  The eligible accounts receivable and inventories are further adjusted as specified in the Revolver and the eligible inventory currently excludes certain inventories of our subsidiaries in West Virginia.  Our borrowing base can also be increased by 95% of any cash collateral that we maintain in a cash collateral account.

The Revolver provides that we can use the Revolver availability to issue letters of credit. The Revolver provides for a 3.5% fee on any outstanding letters of credit issued under the Revolver and a 0.5% fee on the unused portion of the Revolver. The Revolver requires certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Revolver includes financial covenants that require us to maintain a minimum Fixed Charge Coverage Ratio and limit capital expenditures, each as defined by the agreement. The minimum Fixed Charge Coverage Ratio is only applicable if the sum of our unrestricted cash plus the availability under the Revolver falls below $35.0 million and would remain in effect until the sum of our unrestricted cash plus the availability under the Revolver exceeds $35.0 million for 90 consecutive days. The limit on capital expenditures is only applicable if our unrestricted cash plus the availability under the Revolver falls below $50.0 million for a period of 5 consecutive days and would remain in effect until the our unrestricted cash plus the availability under the Revolver exceeds $50.0 million for 90 consecutive days.

As of June 30, 2011, we had used $63.6 million of the $88.6 million then available under the Revolver to secure outstanding letters of credits.

We incurred approximately $1.8 million of costs in connection with the amendments and restatements to the Revolver in 2011.  The costs, net of amortization, are included in other assets on the accompanying balance sheets.

We were in compliance with all of the financial covenants under our outstanding debt instruments as of June 30, 2011.  We cannot assure you that we will remain in compliance in subsequent periods.  If necessary, we will consider seeking a waiver or other alternatives to remain in compliance with the covenants.  For more detail regarding the covenants under the Facilities, see Part II - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.”

Liquidity

As of June 30, 2011, we had total liquidity of approximately $229.7 million, consisting of $25.0 million of unused borrowing capacity under the Revolver and $204.7 million of cash and cash equivalents (excluding restricted cash and short term investments).  As of June 30, 2011, we had used $63.6 million of the existing revolving credit facility’s availability to secure outstanding letters of credits.

Our primary source of cash is expected to be sales of coal to our utility and industrial customers. The price of coal can change dramatically based on market factors and will directly affect this source of cash. Our primary uses of cash include the payment of ordinary mining expenses to mine coal, capital expenditures and benefit payments. Ordinary mining expenses are driven by the cost of supplies, including steel prices and diesel fuel. Benefit payments include payments for workers’ compensation and black lung benefits paid over the lives of our employees as the claims are submitted. We are required to pay these when due, and are not required to set aside cash for these payments. We have posted surety bonds secured by letters of credit or issued letters of credit with state regulatory departments to guarantee these payments. We believe that our Revolver provides us with the ability to meet the necessary bonding requirements.

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

In the event that the sources of cash described above are not sufficient to meet our future cash requirements, we will need to reduce certain planned expenditures, seek additional financing, or both. We may seek to raise funds through additional debt financing or the issuance of additional equity securities. If such actions are not sufficient, we may need to limit our growth, sell assets or reduce or curtail some of our operations to levels consistent with the constraints imposed by our available cash flow, or any combination of these options. Our ability to seek additional debt or equity financing may be limited by our existing and any future financing arrangements, economic and financial conditions, or all three. In particular, our existing 2019 Senior Notes, 2015 Convertible Senior Notes, 2018 Convertible Senior Notes and our Revolver restrict our ability to incur additional indebtedness. We cannot provide assurance that any reductions in our planned expenditures or in our expansion would be sufficient to cover shortfalls in available cash or that additional debt or equity financing would be available on terms acceptable to us, if at all.

We currently project that our capital expenditures for 2011, including incremental capital expenditures as a result of the IRP Acquisition, will be approximately $140 million. These projected capital expenditures primarily consist of capital expenditures for normal mining activities including new and replacement mine equipment. Our projected capital expenditures for 2011 also include approximately $31 million for safety mandates and new mine and infrastructure development. We expect that such expenditures will be funded through cash on hand and cash generated by operations.

Net cash from operating activities reflects net income (loss) adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash provided by operating activities was $86.8 million and $117.8 million for the six months ended June 30, 2011 and 2010, respectively.  We had a net loss of $6.8 million in the six months ended June 30, 2011 as compared to net income of $43.1 million in the six months ended June 30, 2010.  In reconciling our net loss to cash provided by operating activities, $58.2 million was added for non cash charges during 2011, as compared to $41.3 million added during 2010.  During 2011, our net loss, as adjusted for non cash charges, was increased by $35.4 million as a result of changes in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2011 included a $38.6 million decrease in receivables and a $10.2 million increase in inventories. During 2010, our net income, as adjusted for non cash charges, was increased by $33.4 million as a result of changes in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2010 included a $47.0 million decrease in restricted cash, a $7.1 million decrease in accounts payables and a $15.6 million increase in accounts receivable.  The change for 2010 in our restricted cash is the result of replacing letters of credit that were secured by cash with letters of credit issued against our Revolver.

Net cash used in investing activities increased by $540.2 million to $574.3 million for the six months ended June 30, 2011 as compared to the same period in 2010, which includes a payment for the IRP Acquisition, net of cash acquired of $516.0 million.  Capital expenditures for property, plant and equipment increased $24.2 million to $58.3 million in the 2011 period as compared to the 2010 period.  Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations.  Additionally, during the 2011 period our capital expenditures also included approximately $9.9 million for safety mandates and new mine and infrastructure development.

Net cash provided by financing activities was $511.7 million for the six months ended June 30, 2011 and consists of $491.2 million of net proceeds from the issuance of the 2019 Senior Notes and the 2018 Convertible Senior Notes net of debt issuance costs, and $170.5 million of net proceeds from the issuance of common stock which were offset by $150.0 million used to repay the 2012 Senior Notes.  Net cash used by financing activities was $1.3 million for the six months ended June 30, 2010 and consisted of debt issuance costs related to the amendments of the Revolver.

Reserves

Marshall Miller & Associates, Inc. (MM&A) prepared a detailed study of our CAPP reserves that we controlled as of March 31, 2004 based on all of our geologic information, including our updated drilling and mining data. MM&A completed their report on our CAPP reserves in June 2004.  For the Triad properties, MM&A prepared a detailed study of Triad’s reserves as of February 1, 2005 for the reserves obtained in the acquisition of Triad and as of April 11, 2006 for certain additional reserves acquired in the second quarter of 2006 in the Midwest.   MM&A also prepared a detailed study of the reserves as of December 31, 2010 for the reserves obtained in the IRP Acquisition.  The MM&A studies were planned and performed to obtain reasonable assurance of the subject demonstrated reserves.  In connection with the studies, MM&A prepared reserve maps and had certified professional geologists develop estimates based on data supplied by us and Triad using standards accepted by government and industry.  We have used MM&A’s March 31, 2004 study of the CAPP reserves and the December 31, 2010 study of the reserves acquired from IRP as the basis for our current internal estimate of our Central Appalachia reserves and MM&A’s February 1, 2005 and April 11, 2006 studies as the basis for our current internal estimate of our Midwest reserves.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through June 30, 2011, we estimate that, as of June 30, 2011, we controlled approximately 315.6 million tons of proven and probable coal reserves in the CAPP region and 39.7 million tons in the Midwest region.  The following table provides additional information regarding changes to our reserves for the six months ended June 30, 2011 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2010 (1)	230.4	40.9	271.3
Coal Extracted	(3.5)	(1.3)	(4.8)
IRP Acquisition (2)	85.5	-	85.5
Acquisitions (3)	1.7	-	1.7
Adjustments (4)	1.5	0.1	1.6
Divesture (5)	-	-	-
Proven and Probable Reserves, as of June 30, 2011 (1)	315.6	39.7	355.3

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

2)	Based on a detailed study of the reserves as of December 31, 2010 for the reserves obtained in the IRP Acquisition by MM&A.

3)
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

5)	Represents changes in reserves due to expired or transferred leases.

Key Performance Indicators

We manage our business through several key performance metrics that provide a summary of information in the areas of sales, operations, and general and administrative costs.

In the sales area, our long-term metrics are the volume-weighted average remaining term of our contracts and our open contract position for the next several years. During periods of high prices, we may seek to lengthen the average remaining term of our contracts and reduce the open tonnage for future periods. In the short-term, we closely monitor the Average Selling Price per Ton (ASP).

In the operations area, we monitor the volume of coal that is produced by each of our principal sources, including company mines, contract mines, and purchased coal sources. For our company mines, we focus on both operating costs and operating productivity. We closely monitor the cost per ton of our mines against our budgeted costs and against our other mines.

EBITDA and Adjusted EBITDA are also measures used by management to measure operating performance. We define EBITDA as net income (loss) plus interest expense (net), income tax expense (benefit) and depreciation, depletion and amortization. We regularly use EBITDA to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. In addition, we use EBITDA in evaluating acquisition targets. EBITDA is not a recognized term under U.S generally accepted accounting principles (US GAAP) and is not an alternative to net income, operating income or any other performance measures derived in accordance with US GAAP or an alternative to cash flow from operating activities as a measure of operating liquidity.  Adjusted EBITDA is used in calculating compliance with our debt covenants and adjusts EBITDA for certain items as defined in our debt agreements, including stock compensation, acquisition costs and certain bank fees.

Trends In Our Business

Near-term in the steam coal market, the slow global economic recovery has lowered demand for coal which has resulted in a decline in steam coal prices.  The price of steam coal has also been impacted by a decrease in the price of competing fuel sources including oil and natural gas.  The coal industry has made cutbacks in supply in response to decrease in demand for steam coal.  In the metallurgical coal markets prices continue to be strong worldwide.  Due to the uncertainties in the global market place, we are unable to forecast the price or demand for coal over the next few years.  Long-term, we believe that the demand for coal worldwide will continue to be strong as supply challenges will continue in the regions that we mine coal.  We also believe that in the United States coal will continue to be one of the most economical energy sources.   A number of factors beyond our control impact coal prices, including:

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At June 30, 2011, we had $152.8 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $108.0 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $4.5 million. Surety bond costs have increased over time and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use cash collateral accounts and bank letters of credit to secure our obligations for post-mining reclamation, workers’ compensation programs, various insurance contracts and other obligations. As of June 30, 2011, we had $63.6 million of letters of credit outstanding.  The letters of credit are issued under our Revolver.

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

Business Combinations

We account for our business combinations under the acquisition method of accounting.  The total cost of acquisitions is allocated to the underlying identifiable net tangible and intangible assets based on their respective estimated fair values.  Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, with assistance of third party valuation services, and often involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items.  Until the purchase price allocation is finalized there is a potential for changes to the values assigned to the assets and liabilities acquired which could impact previously reported amounts.

Workers' Compensation

We are liable under various state statutes for providing workers’ compensation benefits.  Except as indicated, we are self insured for workers’ compensation at our Kentucky operations, with specific excess insurance purchased from independent insurance carriers to cover individual traumatic claims in excess of the self-insured limits.  For the period June 2002 to June 2005, workers compensation coverage was insured through a third party insurance company using a large risk rating plan.  Our operations in Indiana are insured through a third party insurance company using a large risk rating plan.  Our operations in West Virginia are fully insured with a guaranteed cost policy through a third party insurance company for both Workers’ Compensation and Employers Liability coverage.

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 4.5% at December 31, 2010.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 4.5% to 4.0%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $2.2 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of June 30, 2011 was $66.9 million.

Coal Miners' Pneumoconiosis

We are required under the Federal Mine Safety and Health Act of 1977, as amended, as well as various state statutes, to provide pneumoconiosis (black lung) benefits to eligible current and former employees and their dependents. We provide for federal and state black lung claims through a self-insurance program for our Central Appalachia operations.   For the period between June 2002 and June 2005, all black lung liabilities were insured through a third party insurance company using a large risk rating plan.  Our operations in Indiana are insured through a third party insurance company using a large risk rating plan.  Our operations in West Virginia are fully insured with a guaranteed cost policy through a third party insurance company.

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.4% at December 31, 2010. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate by 0.5% to 4.9%, all other things being equal, the present value of our black lung obligation would increase by approximately $3.3 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of June 30, 2011 was $47.3 million.

Defined Benefit Pension

We have in place a non-contributory defined benefit pension plan under which all benefits were frozen in 2007.  The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments with comparable maturities. At December 31, 2010, the discount rate used to determine the obligation was 5.4%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.4% to 4.9%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $4.8 million.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the period ended December 31, 2010. Significant changes to these rates would introduce volatility to our pension expense.  Our accrued pension obligation as of June 30, 2011 was $10.6 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our asset retirement obligation liabilities consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. US GAAP requires that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is our estimate of our credit adjusted risk free rate. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under US GAAP, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. US GAAP recognizes that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of June 30, 2011 was $101.4 million, which includes an additional $50.9 million increase in the asset retirement obligation as a result of the IRP acquisition.

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

We have no valuation allowance against our gross deferred tax assets as of June 30, 2011.

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

Recent Accounting Pronouncements

In the six months ended June 30, 2011, there were no accounting pronouncements that became effective that impacted our financial statements.

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

We wish to caution readers that forward-looking statements, including disclosures which use words such as “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, and similar statements, are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, the following: a change in the demand for coal by electric utility customers; the loss of one or more of our largest customers; inability to secure new coal supply agreements or to extend existing coal supply agreements at market prices; our dependency on one railroad for transportation of a large percentage of our products; failure to exploit additional coal reserves; the risk that reserve estimates are inadequate; failure to diversify our operations; increased capital expenditures; encountering difficult mining conditions; increased costs of complying with mine health and safety regulations; bottlenecks or other difficulties in transporting coal to our customers; delays in the development of new mining projects; increased cost of raw materials; the effects of litigation, regulation and competition; lack of availability of financing sources; our compliance with debt covenants; the risk that we are unable to successfully integrate acquired assets into the business; our cash flows, results of operation or financial condition; the consummation of acquisition, disposition or financing transactions and the effect thereof on our business; governmental policies and regulatory actions; legal and administrative proceedings, settlements, investigations and claims; weather conditions or catastrophic weather-related damage; our production capabilities; availability of transportation; market demand for coal, electricity and steel; competition; our relationships with, and other conditions affecting, our customers; employee workforce factors; our assumptions concerning economically recoverable coal reserve estimates; future economic or capital market conditions; our plans and objectives for future operations and expansion or consolidation; our ability to integrate successfully operations that we have or may acquire or develop in the future, including those of IRP, or the risk that any such integration could be more difficult, time-consuming or costly than expected; the consummation of financing transactions, acquisitions or dispositions and the related effects on our business; uncertainty of our expected financial performance following the completion of the IRP Acquisition; disruption from the IRP Acquisition making it more difficult to maintain relationships with customers, employees or suppliers; and the risk factors set forth in this Form 10-Q under Part II - Item 1A “Risk Factors.” Those are representative of factors that could affect the outcome of the forward-looking statements. These and the other factors discussed elsewhere in this document are not necessarily all of the important factors that could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2011, all $575.2 million of our outstanding debt has a fixed interest rate and is not sensitive to changes in the general level of interest rates.  Our Revolver has floating interest rates based on our option of either the base rate or LIBOR rate.  As of June 30, 2011, we had no borrowings outstanding under the Revolver.  We currently do not use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments.  The percentage of our sales pursuant to long-term contracts was approximately 68% for the six months ended June 30, 2011.

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

Except as set forth below, there were no changes in our internal control over financial reporting during the three months ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On April 18, 2011 the Company completed the acquisition of IRP.  The Company is currently in the process of integrating the internal controls and procedures of IRP, which may materially affect the Company’s internal control over financial reporting.  Management expects to exclude IRP from its December 31, 2011 assessment of and report on internal control over financial reporting, but expects to perform an assessment of and report on internal control over financial reporting of the combined company as of December 31, 2012.

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

ITEM 1A. RISK FACTORS

Certain Risks

For a discussion of certain risk factors that may impact our business, refer to “Critical Accounting Estimates” within this Form 10-Q.  The following are additional risks and uncertainties that we believe are material to our business.  It is possible that there are additional risks and uncertainties that affect our business that will arise or become material in the future.

Risks Related to the Coal Industry

Because the demand and pricing for coal is greatly influenced by consumption patterns of the domestic electricity generation industry and the worldwide steel industry, a reduction in the demand for coal by these industries would likely cause our revenues and profitability to decline significantly.

We derived 59% of our total revenues for the six months ended June 30, 2011 and 88% of our total revenues in 2010, from our electric utility customers.  In connection with the IRP Acquisition, we also began to provide metallurgical coal to the steel industry and as a result 41% of our total revenues for the six months ended June 30, 2011 was from industrial customers, including those in the steel industry.

We compete with coal producers in the United States and overseas for domestic and international sales. Demand for our coal and the prices that we will be able to obtain primarily will depend upon coal consumption patterns of the electric utility industry and the worldwide steel industry. Consumption by the utility industry is affected by the demand for electricity, environmental and other governmental regulations, technological developments and the price of competing coal and alternative fuel supplies including nuclear, natural gas, oil and renewable energy sources, including hydroelectric power.  Demand by the utility industry is impacted by weather patterns, overall economic activity and the associated demand for power by industrial users. Consumption by the steel industry is primarily affected by economic growth and the demand for steel used in construction as well as appliances and automobiles.

Portions of our coal reserves possess quality characteristics that enable us to mine, process and market them as either metallurgical coal or high quality steam coal, depending on the prevailing conditions in the markets for metallurgical and steam coal. A decline in the metallurgical market relative to the steam market could cause us to shift coal from the metallurgical market to the steam market, potentially reducing the price we could obtain for this coal and adversely impacting our cash flows, results of operations or financial condition

Any downward pressure on coal prices would likely cause our profitability to decline.

Changes in the export and import markets for coal products could affect the demand for our coal, our pricing and our profitability.

We compete in a worldwide market. The pricing and demand for our products is affected by a number of factors beyond our control. These factors include:

•	currency exchange rates;
•	growth of economic development;
•	price of alternative sources of electricity or steel;
•	world wide demand; and
•	ocean freight rates

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

Our Central Appalachia mines generally ship coal via rail systems, ocean vessels and barges.  During 2010, we shipped in excess of 90% of our coal from our Central Appalachia mines via CSX.  In the Midwest, we shipped in excess of 65% of our produced coal by truck and the remainder via the rail system or by barge.  We believe that our 2011 transportation modes will continue to be comparable to those used in 2010, except that the shipments from the newly acquired IRP mines will also use ocean vessels and barges.  Our dependence upon railroads, third party trucking companies, ocean vessels and barges impacts our ability to deliver coal to our customers.  Disruption of service due to weather-related problems, mechanical difficulties, strikes, lockouts, bottlenecks and other events could temporarily impair our ability to supply coal to our customers, resulting in decreased shipments.  Decreased performance levels over longer periods of time could cause our customers to look elsewhere for their fuel needs, negatively affecting our revenues and profitability.

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

The Clean Air Act also imposes standards on sources of hazardous air pollutants. For example, on May 3, 2011, the EPA issued a proposed rule to regulate emissions of mercury and other inorganic pollutants from electric power plants.  The proposal also includes standards for nitrogen oxides, sulfur dioxide, and particulate matter.  These standards and future standards could have the effect of decreasing demand for coal. So-called multi-pollutant bills, which could regulate additional air pollutants, have been proposed by various members of Congress. If such initiatives are enacted into law, power plant operators could choose other fuel sources to meet their requirements, reducing the demand for coal.

On July 6, 2011, the EPA issued its Cross-State Air Pollution Rule (CSAPR) which regulates power plant emissions in 22 states.  Effective January 2012, the rule requires significant reductions in emissions of sulfur dioxide and nitrogen oxide, with the applicable requirement being determined on a state-by-state basis.  Further reductions are required after 2014.  The CSAPR also includes a cap-and-trade mechanism that allows intrastate and limited interstate trading of emissions allowances. The EPA also issued a supplemental proposal to require an additional six states to make summertime nitrogen oxide reductions, bringing the total number of covered states to 28.

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

The permitting of new coal-fired power plants has also recently been contested by state regulators and environmental organizations based on concerns relating to greenhouse gas emissions. In several litigation cases, plaintiffs are seeking various remedies, including injunctive relief, against power plant owners. However, the risk of an adverse outcome has been mitigated by the June 20, 2011 decision of the U.S. Supreme Court in Connecticut v. AEP.  The Supreme Court reversed the decision of the United States Court of Appeals for the Second Circuit which had allowed plaintiffs’ claims that public utilities’ greenhouse gas emissions created a “public nuisance” to go to trial.  The Supreme Court held that the EPA’s authority to regulate greenhouse gas emissions under the Clean Air Act displaces federal common law claims.  The effect of these recent cases may also be mitigated in the event Congress adopts greenhouse gas legislation and because the EPA has finalized the adoption of greenhouse gas emission standards. Nevertheless, increased efforts to control greenhouse gas emissions by state, federal, judicial or international authorities could result in reduced demand for coal.

The EPA has issued a proposed rule to regulate the management of coal ash that results from the combustion of coal.  The proposed rule would classify coal ash produced at electric power plants as a waste, thereby making it subject to significant restrictions on storage and disposal.  In conjunction with the rulemaking, EPA has conducted assessments of the integrity of dams, impoundments, and other structures where coal ash from electric power plants is deposited.  Although the rulemaking has been delayed, further scrutiny of coal ash management practices could result in reduced demand for coal.

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

Prior to placing excess fill material in valleys in connection with surface mining operations, coal mining companies are required to obtain a permit from the U.S. Army Corps of Engineers (Corps) under Section 404 of the Clean Water Act (404 Permit). Previously, this permit could be either a simplified Nationwide Permit #21 (NWP 21) or a more complicated individual permit. Litigation respecting the validity of the NWP 21 permit program has been ongoing for several years. Recently, the Corps announced its decision to suspend the use of NWP 21 in a six state Appalachian region, including Kentucky and West Virginia, where we operate. Litigation respecting the issuance of certain Section 404 permits has also been ongoing for several years, focusing primarily on whether the Corps’ decision to issue such permits conformed to the requirements of the Clean Water Act and/or the National Environmental Policy Act. The matters at issue in such litigation are such that a ruling for the plaintiffs could have an adverse impact on our planned surface mining operations.

In 2009, the EPA announced publicly that it will exercise its statutory right to more actively review Section 404 permitting actions by the Corps. In the third quarter of 2009, the EPA announced that it would further review 79 surface mining permit applications, including four of our permits. These 79 permits were identified as likely to impact water quality and therefore requiring additional review under the Clean Water Act. EPA oversight could further delay and/or restrict the issuance of such permits, either of which events could have an adverse impact on our planned mining operations. More recently, the EPA announced acceptable levels for the conductivity of water in streams receiving discharge from permitted coal mining sites in a six-state area of Central Appalachia, including Kentucky and West Virginia. If such levels of conductivity are enforced as numerical limits, they could have a significant impact on our ability to secure Section 404 permits and have a material impact on our operations. The National Mining Association (NMA), on behalf of its member companies including coal producers such as ourselves, has filed suit against the EPA and the Corps contesting the legality of the enhanced review process and the imposition of such conductivity standard. Recently, the U.S. District Court for the District of Columbia, before which this suit was brought, issued its opinion denying the EPA’s motion to dismiss the case on grounds that there was no final agency action, that the case was not ripe for adjudication and that the NMA lacked standing. The court also denied the NMA’s motion for a preliminary injunction of EPA’s exercise of such oversight and the imposition of such standard. The states of West Virginia and Kentucky, and the coal associations in those states, have also filed suits contesting these actions by the EPA.

We have significant reclamation and mine closure obligations. If the assumptions underlying our accruals are materially inaccurate, we could be required to expend greater amounts than anticipated.

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Under U.S. generally accepted accounting principles we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At June 30, 2011, we had accrued $101.4 million related to estimated mine reclamation costs. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected

Foreign currency fluctuations could adversely affect the competitiveness of our coal abroad.

We rely on customers in other countries for a portion of our sales, with shipments to countries in North America, South America, Europe, Asia and Africa. We compete in these international markets against coal produced in other countries. Coal is sold internationally in United States dollars. As a result, mining costs in competing producing countries may be reduced in United States dollar terms based on currency exchange rates, providing an advantage to foreign coal producers. Currency fluctuations among countries purchasing and selling coal could adversely affect the competitiveness of our coal in international markets.

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

We experienced operating losses and net losses in each of the years ended December 31, 2008 and 2007. While we were profitable in the years ended December 31, 2010 and 2009, we must continue to carefully manage our business, including the management of our contracts and our production costs. Although we seek to balance the open portion of contracts to achieve optimal revenues over the long term, the market price of coal is affected by many factors that are outside of our control. Our production costs have increased in recent years, and we expect higher costs to continue for the next several years. Additionally, certain of our long term contracts for sales of coal are priced substantially above current spot prices for coal. Our profitability in the future will be impacted by the price levels that we achieve on future long term contracts. Accordingly, we cannot assure you that we will be able to achieve profitability in the future.

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

For the six months ended June 30, 2011, we generated approximately 23% of our total revenue from South Carolina Public Service Authority and 13% of our total revenue from Georgia Power Company. At June 30, 2011, we had coal supply agreements with these customers that expire in 2011 to 2012. The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

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

The operating profits we realize from coal sold under supply agreements depend on a variety of factors. In addition, price adjustment and other provisions may increase our exposure to short term coal price volatility provided by those contracts. If a substantial portion of our coal supply agreements expire or are modified or terminated, we could be materially adversely affected to the extent that we are unable to find alternate buyers for our coal at the same level of profitability. As a result, we might not be able to replace existing long term coal supply agreements at the same prices or with similar profit margins when they expire or are modified or terminated

Certain of our contracts are fixed in quantity but are priced on a quarterly basis.  Our operating results are impacted by these quarterly changes in prices.  A reduction in prices will result in a decrease to our profit margins.

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

In addition to coal we produce from our Company-operated mines, we have mines that typically are operated by independent contract mine operators, and we purchase coal from third parties for resale. For the remainder of 2011, we anticipate approximately 20% of our total production will come from mines operated by independent contract mine operators and from third party purchased coal sources.  Operational difficulties, changes in demand for contract mine operators from our competitors and other factors beyond our control could affect the availability, pricing and quality of coal produced for us by independent contract mine operators. Disruptions in supply, increases in prices paid for coal produced by independent contract mine operators or purchased from third parties, or the availability of more lucrative direct sales opportunities for our purchased coal sources could increase our costs or lower our volumes, either of which could negatively affect our profitability.

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

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. As of June 30, 2011, we had outstanding surety bonds with third parties for post-mining reclamation totaling $108.0 million. Furthermore, we have surety bonds for an additional $44.8 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations. Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit, cash collateral or other assurances of payment. However, letters of credit can be significantly more costly to us than surety bonds. The issuance of letters of credit under our Revolver also reduces amounts that we can borrow under our Revolver. If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may be negatively affected.

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

We are required by law to provide various long term employee benefits. We accrue amounts for these obligations based on the present value of expected future costs. We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations. At June 30, 2011, the current and non-current portions of these obligations included $66.9 million for workers’ compensation benefits and $47.3 million for coal workers’ black lung benefits.

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

We provide benefits under a defined benefit pension plan that was frozen in 2007. As of June 30, 2011, we estimated that our obligation under the pension plan was underfunded by approximately $10.6 million. If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated. The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

Our total consolidated long-term debt as of June 30, 2011 was $575.2 million (net of discounts on our convertible notes of $102.3 million).  Our level of indebtedness could result in the following:

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

Our debt instruments impose a number of restrictions on us. A failure to comply with these restrictions could adversely affect our ability to borrow under our Revolver or result in an event of default under our debt instruments. Our Revolver contains a Consolidated Fixed Charge Ratio covenant and a limit on our capital expenditure.  The Consolidated Fixed Charge Ratio covenant under our Revolver is only applicable if the sum of our unrestricted cash plus our availability under our Revolver falls below $35 million and remains in effect until the sum of our unrestricted cash and availability under our Revolver exceeds $35 million for 90 consecutive days. Our Revolver limits the capital expenditures that we may make or agree to make in any fiscal year, but such limitation only will apply if the sum of our unrestricted cash plus our availability under our Revolver falls below $50 million for a period of 5 consecutive days and remains in effect until the sum of our unrestricted cash and availability under our Revolver exceeds $50 million for 90 consecutive days.  As of June 30, 2011, our unrestricted cash was $204.7 million and the availability under our Revolver was $25.0 million.

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

Our future business plan may consider opportunities other than underground and surface mining in eastern Kentucky, southern West Virginia and southern Indiana. We will consider opportunities to further increase the percentage of coal that comes from surface mines. We may also consider opportunities to expand both surface and underground mining activities in areas that are outside of eastern Kentucky, southern West Virginia and southern Indiana. We may also consider opportunities in other energy-related areas that are not prohibited by our debt instruments. If we undertake these diversification strategies and fail to execute them successfully, our financial condition and results of operations may be adversely affected.

There are risks associated with our acquisition strategy, including our inability to successfully complete acquisitions, our assumption of liabilities, dilution of your investment, significant costs and additional financing required.

We may explore opportunities to expand our operations through strategic acquisitions of other coal mining companies. Risks associated with our current and potential acquisitions, including the recent acquisition of IRP, include the disruption of our ongoing business, problems retaining the employees of the acquired business, assets acquired proving to be less valuable than expected, the potential assumption of unknown or unexpected liabilities, costs and problems, the inability of management to maintain uniform standards, controls, procedures and policies, the difficulty of managing a larger company, the risk of becoming involved in labor, commercial or regulatory disputes or litigation related to the new enterprises and the difficulty of integrating the acquired operations and personnel into our existing business.

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

Our southern Indiana mining complex currently has rights to proven and probable reserves that we believe will be exhausted in approximately 14 years at 2010 levels of production, compared to our current Central Appalachia mining complexes, which have reserves that we believe will last in excess of 35 years at 2010 levels of production. We intend to increase our reserves in southern Indiana by acquiring rights to additional exploitable reserves that are either adjacent to or nearby our current reserves. If we are unable to successfully acquire such rights on acceptable terms, or if our exploration or acquisition activities indicate that such coal reserves or rights do not exist or are not available on acceptable terms, our production and revenues will decline as our reserves in that region are depleted. Exhaustion of reserves at particular mines also may have an adverse effect on our operating results that is disproportionate to the percentage of overall production represented by such mines.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, covenants in our Revolver, 2019 Senior Notes, 2015 Convertible Senior Notes and 2018 Convertible Senior Notes restrict our ability to pay cash dividends and may prohibit the payment of dividends and certain other payments.

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

The information below includes references to specific sections of the Mine Act.   The information provided is for the three months ended June 30, 2011, except for pending legal actions, which are as of June 30, 2011:

(1)	For each coal or other mine, of which the issuer or a subsidiary of the issuer is an operator (number of occurrences, except for proposed assessment dollar values)

Table I - Mine Safety Information (Columns A to G show the 6 and 3 months ended June 30, 2011 totals, respectively)

Mine	Section 104A S&S Citations (A)	Section 104(b) Orders (B)	Section 104(d) Citations and Orders (C)	Section 110(b)(2) Violations (D)	Section 107(a) Orders (E)	Proposed MSHA Assessments (F)	Fatalities (G)	Pending Legal Actions (H)
Bell County Coal Corporation
Jellico	22/12	-/-	-/-	-/-	-/-	$ 8,566/3,025	-/-	12
Garmeada #2	8/3	-/-	-/-	-/-	-/-	2,969/1,360	-/-	3
Coal Creek	3/1	-/-	-/-	-/-	-/-	9,206/263	-/-	2
Cabin Hollow	-/-	-/-	-/-	-/-	-/-	-/-	-/-	1
Mosley Spur	-/-	-/-	-/-	-/-	-/-	-/-	-/-	1
Bell Preparation Plant	3/-	-/-	/-	-/-	-/-	3,369/-	-/-	-
Bledsoe Coal Corporation
Beechfork Mine	53/29	1/1	2/-	-/-	-/-	98,545/34,416	-/-	17
Oldhouse Branch	23/10	-/-	-/-	-/-	-/-	7,608/372	-/-	5
Abner Branch Rider	18/0	-/-	11/11	-/-	-/-	63,765/20,118	-/-	17
Tantrough	15/4	-/-	-/-	-/-	-/-	9,211/8,048	-/-	6
#4	-/-	-/-	-/-	-/-	-/-	-/-	-/-	5
Marion Branch	-/-	-/-	-/-	-/-	-/-	/-	-/-	1
#61 Plant	1/-	-/-	-/-	-/-	-/-	7,369/6,784	-/-	3
#1 Plant	1/-	-/-	-/-	-/-	-/-	436/436	-/-	4
Clover Loadout	5/1	-/-	-/-	-/-	-/-	648/648	-/-	-
Miniard Branch	2/2	1/1	-/-	-/-	-/-	-/-	-/-	-
Blue Diamond Coal Company
#74	-/-	-/-	-/-	-/-	-/-	-/-	-/-	-
#75	33/14	-/-	2/-	-/-	-/-	150,865/114,800	-/-	11
#77	25/13	-/-	-/-	-/-	-/-	90,873/55,978	-/-	20
Calvary No. 81	31/16	-/-	-/-	-/-	-/-	41,224/8,404	-/-	17
76 Plant	-/13	-/-	-/-	-/-	-/-	3,605/2,905	-/-	-
James River Coal Service Company
Buckeye Strip #1	6/6	-/-	-/-	-/-	-/-	687/687	-/-	-
Buckeye Highwall Miner	4/4	1/1	-/-	-/-	-/-	-/-	-/-	-
Bear Branch Surface	2/2	-/-	-/-	-/-	-/-	580/380	-/-	1
Lick Branch Strip	-/-	-/-	-/-	-/-	-/-	-/-	-/-	-
Montgomery Creek	3/-	-/-	-/-	-/-	-/-	1,879/-	-/-	-
Harmonds Branch	2/2	-/-	-/-	-/-	-/-	425/425	-/-	-
Frasure Branch	1/1	-/-	-/-	-/-	-/-	-/-	-/-	-
Leeco Inc.
# 68	49/13	2/1	3/2	-/-	-/-	847,194/232,212	-/-	25
#88	4/4	-/-	-/-	-/-	-/-	-/-	-/-	-
# 64 Plant	-/6	-/-	-/-	-/-	-/-	1,326/1,236	-/-	-
Jeff Tipple	-/1	-/-	-/-	-/-	-/-	-/-	-/-	-
Mccoy Elkhorn Coal Corp.
Mine #12	-/-	-/-	-/-	-/-	-/-	-/-	-/-	1
Mine # 15	20/11	-/-	1/-	-/-	-/-	12,121/4,137	-/-	27
Mine # 15A	11/10	-/-	-/-	-/-	-/-	4,686/3,650	-/-	2
Mine # 16	15/4	-/-	-/-	-/-	-/-	2,493/799	-/-	14
Mine # 23	35/16	-/-	-/-	-/-	-/-	32,311/17,301	-/-	16
Bevins Branch Preparation Plant	2/1	-/-	-/-	-/-	-/-	224/224	-/-	2
Burke Preparation Plant	8/-	-/-	-/-	-/-	-/-	-/-	-/-	-
Shamrock Coal Company
Beech Fork Coal Prep Facility	-/-	-/-	-/-	-/-	-/-	-/-	-/-	-
Shamrock	-/-	-/-	-/-	-/-	-/-	-/-	-/-	-
Triad Underground Mining LLC
Freelandville Underground	1/1	-/-	-/-	-/-	-/-	2,161/2,161	-/ -	3

Mine	Section 104A S&S Citations (A)	Section 104(b) Orders (B)	Section 104(d) Citations and Orders (C)	Section 110(b)(2) Violations (D)	Section 107(a) Orders (E)	Proposed MSHA Assessments (F)	Fatalities (G)	Pending Legal Actions (H)
Triad Mining Inc.
Log Creek Surface	-/-	-/-	-/-	-/-	-/-	1,094/-	-/-	-
Freelandville Mine	-/-	-/-	-/-	-/-	-/-	-/-	-/-	-
Patoka River Preparation Plant	-/-	-/-	-/-	-/-	-/-	-/-	-/-	-
Augusta Surface	1/1	-/-	-/-	-/-	-/-	263/263	-/-	-
International Resources, LLC
Snap Creek No. 1 Surface	-/-	-/-	-/-	-/-	-/-	200/200	-/-	9
Lower Pete's Branch Alma Mine	2/2	-/-	-/-	-/-	-/-	380/380	-/-
Snap Creek #1 Loadout	2/2	-/-	-/-	-/-	-/-	452/452	-/-	2
Hampden Coal Co - Mingo No. 1	-/-	-/-	-/-	-/-	-/-	-/-	-/-	1
Rockhouse #3	3/3	-/-	-/-	-/-	-/-	2,364/2,364	-/-	26
Rockhouse #8	16/16	1/1	3/3	-/-	-/-	53,983/53,983	-/-	34
Rockhouse #3A	1/1	-/-	-/-	-/-	-/-	1,698/1,698	-/-	6
Rockhouse #6	3/3	-/-	-/-	-/-	-/-	3,500/3,500	-/-	13
Rockhouse #2	11/11	-/-	-/-	-/-	-/-	8,478/8,478	-/-	15

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

(3)	Any pending legal action before the Federal Mine Safety and Health Review Commission involving such coal or other mine.

See footnote (H) in the table above.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
Fourth Amendment to Amended and Restated Revolving Credit Agreement, dated as of April 15, 2011, by and among the Company and certain of its Subsidiaries identified on the signature pages thereto, as Borrowers, and the other credit parties thereto, identified on the signature pages thereto as Guarantors, the Lenders party thereto, and General Electrical Capital Corporation, as Administrative Agent and as Collateral Agent, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed April 21, 2011.

10.2
Second Amended and Restated Revolving Credit Agreement by and among James River Coal Company, James River Coal Service Company, Leeco, Inc., Triad Mining, Inc., Triad Underground Mining, LLC, Bledsoe Coal Corporation, Johns Creek Elkhorn Coal Corporation, Bell County Coal Corporation, James River Coal Sales, Inc., Bledsoe Coal Leasing Company, Blue Diamond Coal Company, McCoy Elkhorn Coal Corporation, Chafin Branch Coal Company, LLC, Hampden Coal Company, LLC, Laurel Mountain Resources, LLC, Logan & Kanawha Coal Co., LLC, Rockhouse Creek Development, LLC, and Snap Creek Mining, LLC, as Borrowers, the other Credit Parties thereto from time to time, as Guarantors, the Lenders party thereto from time to time, and General Electric Capital Corporation, as Administrative Agent and Collateral Agent, GE Capital Markets, Inc., and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, and UBS Securities LLC, as Documentation Agent, dated as of June 30, 2011, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 7, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

August 9, 2011