Form 10-Q
period 2011-09-30
James River Coal CO
filed 2011-11-08
CIK 1297720

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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
Yes    ☐             No    ☒

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 28, 2011 was 35,648,065.

FORM 10-Q INDEX

		Page

PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements.	3

	Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010	4

	Condensed Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2011 and the year ended December 31, 2010	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	34

Item 4.	Controls and Procedures.	34

PART II	OTHER INFORMATION	35

Item 1.	Legal Proceedings.	35

Item 1A.	Risk Factors.	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	48

Item 3.	Defaults Upon Senior Securities.	48

Item 5.	Other Information.	48

Item 6.	Exhibits.	52

	SIGNATURES

PART I                                      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2011	December 31, 2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$208,568	180,376
Trade receivables	83,151	59,970
Inventories:
Coal	38,731	23,305
Materials and supplies	18,443	13,690
Total inventories	57,174	36,995
Prepaid royalties	5,385	6,039
Other current assets	10,465	5,991
Total current assets	364,743	289,371
Property, plant, and equipment, net	897,617	385,652
Goodwill	26,492	26,492
Restricted cash and short term investments (note 1)	29,510	23,500
Other assets	62,470	59,554
Total assets	$1,380,832	784,569

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$69,271	57,300
Accrued salaries, wages, and employee benefits	15,955	7,744
Workers' compensation benefits	9,000	9,000
Black lung benefits	2,282	2,282
Accrued taxes	7,897	4,924
Other current liabilities	29,251	16,496
Total current liabilities	133,656	97,746
Long-term debt, less current maturities	578,649	284,022
Other liabilities:
Noncurrent portion of workers' compensation benefits	58,904	55,944
Noncurrent portion of black lung benefits	45,656	43,443
Pension obligations	10,041	11,968
Asset retirement obligations	95,438	43,398
Other	7,219	665
Total other liabilities	217,258	155,418
Total liabilities	929,563	537,186
Commitments and contingencies (note 6)
Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	-	-
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 35,648,065 and 27,779,351 shares as of September 30, 2011 and December 31, 2010	356	278
Paid-in-capital	538,511	324,705
Accumulated deficit	(69,140)	(58,593)
Accumulated other comprehensive loss	(18,458)	(19,007)
Total shareholders' equity	451,269	247,383
Total liabilities and shareholders' equity	$1,380,832	784,569

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2011	September 30, 2010
Revenues
Coal sales revenue	$291,575	170,907
Freight and handling revenue	12,283	513
Total revenue	303,858	171,420
Cost of sales:
Cost of coal sold	245,240	129,693
Freight and handling costs	12,283	513
Depreciation, depletion and amortization	31,234	15,714
Total cost of sales	288,757	145,920
Gross profit	15,101	25,500
Selling, general and administrative expenses	16,344	9,805
Total operating income (loss)	(1,243)	15,695
Interest expense	13,215	7,591
Interest income	(173)	(584)
Miscellaneous income, net	(271)	(67)
Total other expense, net	12,771	6,940
Income (loss) before income taxes	(14,014)	8,755
Income tax benefit	(10,282)	(445)
Net income (loss)	$(3,732)	9,200
Earnings (loss) per common share (note 7)
Basic earnings (loss) per common share	$(0.11)	0.33
Diluted earnings (loss) per common share	$(0.11)	0.33

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
Revenues
Coal sales revenue	$783,612	537,476
Freight and handling revenue	36,865	1,590
Total revenue	820,477	539,066
Cost of sales:
Cost of coal sold	642,167	386,671
Freight and handling costs	36,865	1,590
Depreciation, depletion and amortization	75,479	48,281
Total cost of sales	754,511	436,542
Gross profit	65,966	102,524
Selling, general and administrative expenses	40,525	28,947
Acquisition costs (note 2)	8,504	-
Total operating income	16,937	73,577
Interest expense	36,673	22,427
Interest income	(356)	(600)
Charges associated with repayment of debt	740	-
Miscellaneous (income) expense, net	(573)	129
Total other expense, net	36,484	21,956
Income (loss) before income taxes	(19,547)	51,621
Income tax benefit	(9,000)	(674)
Net income (loss)	$(10,547)	52,295
Earnings (loss) per common share (note 7)
Basic earnings (loss) per common share	$(0.33)	1.89
Diluted earnings (loss) per common share	$(0.33)	1.89

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’
Equity and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Common stock shares	Common stock par value	Paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
Balances, December 31, 2009	27,545	$275	320,079	(136,758)	(13,254)	170,342
Net income	-	-	-	78,165	-	78,165
Amortization of pension actuarial amount	-	-	-	-	783	783
Amortization of black lung actuarial amount	-	-	-	-	412	412
Black lung obligation adjustment	-	-	-	-	(10,320)	(10,320)
Pension liability adjustment	-	-	-	-	(168)	(168)
Tax impact of adjustments to accumulated other comprehensive loss	-	-	-	-	3,540	3,540
Comprehensive income						72,412
Issuance of restricted stock awards, net of forfeitures	284	3	(3)	-	-	-
Repurchase of shares for tax withholding	(55)	-	(844)	-	-	(844)
Exercise of stock options	5	-	73	-	-	73
Stock based compensation	-	-	5,400	-	-	5,400
Balances, December 31, 2010	27,779	278	324,705	(58,593)	(19,007)	247,383
Net loss	-	-	-	(10,547)	-	(10,547)
Amortization of pension actuarial amount	-	-	-	-	593	593
Amortization of black lung actuarial amount	-	-	-	-	426	426
Tax impact of adjustments to accumulated other comprehensive loss	-	-	-	-	(470)	(470)
Comprehensive loss						(9,998)
Issuance of common stock, net of offering costs of $9,171	7,648	76	170,469	-	-	170,545
Equity component of convertible debt offering, net of offering costs of $2,117 and deferred taxes of $25,974	-	-	40,627	-	-	40,627
Issuance of restricted stock awards, net of forfeitures	280	2	(2)	-	-	-
Repurchase of shares for tax withholding	(59)	-	(1,236)	-	-	(1,236)
Stock based compensation	-	-	3,948	-	-	3,948
Balances, September 30, 2011	35,648	$356	538,511	(69,140)	(18,458)	451,269

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(10,547)	52,295
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	75,479	48,281
Accretion of asset retirement obligations	3,215	2,484
Amortization of debt discount and issue costs	10,479	5,972
Stock-based compensation	3,948	4,185
Deferred income tax benefit	(10,026)	-
Loss on sale or disposal of property, plant and equipment	-	314
Write-off of deferred financing costs	740	-
Changes in operating assets and liabilities:
Receivables	93,449	(16,253)
Inventories	(1,294)	2,366
Prepaid royalties and other current assets	3,972	(469)
Restricted cash	(6,010)	38,542
Other assets	(2,808)	2,516
Accounts payable	(44,431)	(1,594)
Accrued salaries, wages, and employee benefits	3,851	2,927
Accrued taxes	(525)	962
Other current liabilities	9,594	3,630
Workers' compensation benefits	2,960	2,181
Black lung benefits	2,640	2,916
Pension obligations	(1,335)	(2,097)
Asset retirement obligations	(3,807)	(812)
Other liabilities	(149)	22
Net cash provided by operating activities	129,395	148,368
Cash flows from investing activities:
Additions to property, plant, and equipment	(95,118)	(59,681)
Payment for acquisition, net of cash acquired	(515,962)	-
Net cash used in investing activities	(611,080)	(59,681)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	505,000	-
Repayment of long-term debt	(150,000)	-
Net proceeds from issuance of common stock	170,545	-
Debt issuance costs	(15,668)	(1,346)
Net cash provided by (used in) financing activities	509,877	(1,346)
Increase in cash	28,192	87,341
Cash and cash equivalents at beginning of period	180,376	107,931
Cash and cash equivalents at end of period	$208,568	195,272

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies and Other Information

Description of Business and Principles of Consolidation

James River Coal Company and its wholly owned subsidiaries (collectively, the Company) mine, process and sell thermal and metallurgical coal through eight active mining complexes located throughout eastern Kentucky, southern West Virginia and southern Indiana.  Substantially all coal sales and account receivables relate to the utility industry, steel industry and industrial markets.

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

	Three months ended
	September 30, 2011	September 30, 2010
	(in thousands)
Total revenues
As reported	$303,853	171,420
Pro forma	303,853	280,201

Net income (loss)
As reported	(3,732)	8,755
Pro forma	(3,732)	10,954

	Nine months ended
	September 30, 2011	September 30, 2010
	(in thousands)
Total revenues
As reported	820,477	539,066
Pro forma	1,044,657	910,997

Net income (loss)
As reported	(10,547)	52,295
Pro forma	9,680	68,249

For the nine months ended September 30, 2011, costs of $8.5 million were incurred related to the IRP Acquisition.  The acquisition costs include $3.8 million of commitment fees associated with $375.0 million of committed bridge financing (Bridge Commitment) that the Company secured to provide adequate liquidity to complete the IRP Acquisition in the event alternative financing could not be raised.  The Bridge Commitment expired, without any amounts being drawn, upon closing of the 2019 Senior Notes, the 2018 Convertible Senior Notes and the equity offerings (notes 4 and 5).

The amount of revenues and earnings attributable to IRP in the statements of operations for the three and nine months ended September 30, 2011 are not readily determinable, due to the consolidation of IRP’s operations into the Company’s existing operations, fulfillment of historical sales contracts between operations and various intercompany transactions.

 (3)      Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	September 30, 2011	December 31, 2010
Property, plant, and equipment, at cost:
Land	$9,908	7,751
Mineral rights	618,584	231,681
Buildings, machinery and equipment	607,267	423,617
Mine development costs	53,059	48,301
Total property, plant, and equipment	1,288,818	711,350
Less accumulated depreciation, depletion, and amortization	391,201	325,698
Property, plant and equipment, net	$897,617	385,652

(4)       Long Term Debt and Interest Expense

Long-term debt is as follows (in thousands):

	September 30, 2011	December 31, 2010
2019 Senior Notes	$275,000	$-
2012 Senior Notes	-	150,000
2018 Convertible Senior Notes, net of discount	164,934	-
2015 Convertible Senior Notes, net of discount	138,715	134,022
Revolver	-	-
Total long-term debt	$578,649	$284,022

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

2012 Senior Notes and Redemption of 2012 Senior Notes

In the second quarter of 2011, the Company redeemed all $150.0 million of its senior notes that were due on June 1, 2012 (the 2012 Senior Notes) at a redemption price of 100% of their face value.  The 2012 Senior Notes accrued interest at 9.375% per annum.  In connection with the redemption of the 2012 Senior Notes, the Company expensed $0.7 million of unamortized financing costs.  For the nine months ended September 30, 2011, these costs are included in charges associated with repayment of debt on the accompanying statements.

2015 Convertible Senior Notes

In 2009, the Company issued $172.5 million of 4.5% convertible senior notes due on December 1, 2015 (the 2015 Convertible Senior Notes).   The 2015 Convertible Senior Notes are shown net of a $33.8 million and a $38.5 million discount as of September 30, 2011 and December 31, 2010, respectively.  The discount on the 2015 Convertible Senior Notes relates to the $44.8 million of the proceeds that were allocated to the equity component of the 2015 Convertible Senior Notes at issuance, resulting in an effective interest rate of 10.2%.  The 2015 Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 38.7913 shares of the Company’s common stock per $1,000 principal amount of the 2015 Convertible Senior Notes, representing an initial conversion price of approximately $25.78 per share of the Company’s stock.  Interest on the 2015 Convertible Senior Notes is paid semi-annually.

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

2018 Convertible Senior Notes

In the first quarter of 2011, the Company issued $230.0 million of 3.125% convertible senior notes due on March 15, 2018 (the 2018 Convertible Senior Notes).   The 2018 Convertible Senior Notes are shown net of a $65.1 million discount as of September 30, 2011.  The discount on the 2018 Convertible Senior Notes relates to the $68.7 million of the proceeds that were allocated to the equity component of the 2018 Convertible Senior Notes at issuance, resulting in an effective interest rate of 8.9%.  The equity component was recorded as an increase to shareholders’ equity, net of allocated issuance costs and deferred income taxes of $2.1 million and $26.0 million, respectively.  The 2018 Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 32.7332 shares of the Company’s common stock per $1,000 principal amount of 2018 Convertible Senior Notes, representing an initial conversion price of approximately $30.55 per share of the Company’s stock.  Interest payments on the 2018 Convertible Senior Notes are required semi-annually.

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

Revolving Credit Agreement

In the second quarter of 2011, the Company entered into two agreements which amended and restated its existing Revolving Credit Agreement and resulted in an increase to the maximum availability under the Revolver to $100.0 million (as amended and restated the Revolving Credit Agreement is referred to as the Revolver).  The following is a summary of the significant terms of the Revolver.

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

As of September 30, 2011, the Company had used $58.8 million of the $97.8 million then available under the Revolver to secure outstanding letters of credit.   As of September 30, 2011, the Company had $21.0 million of cash in a restricted cash collateral account to ensure that the Company has adequate capacity under the Revolver to support its outstanding letters of credit.

The Company incurred approximately $1.9 million of costs in connection with the amendments and restatements to the Revolver in 2011.   The costs, net of amortization, are included in other assets on the accompanying balance sheets.

Interest Expense and Other

During the three and nine months ended September 30, 2011, the Company paid $3.3 million and $14.2 million of interest, respectively.  For the three months ended September 30, 2010, the Company had no cash payments for interest.  The Company paid $11.1 million of interest during the nine months ended September 30, 2010.

The Company was in compliance with all of the financial covenants under its outstanding debt instruments as of September 30, 2011.

The proceeds from the equity offering (note 5), the issuance of the 2019 Senior Notes and the issuance of the 2018 Convertible Senior Notes were used to fund the IRP Acquisition (note 2) and repay the outstanding 2012 Senior Notes, with the remainder available for general working capital purposes.

Principal and interest payments on the 2019 Senior Notes, which have been registered under the Securities Act of 1933, are guaranteed by each of James River Coal Company’s subsidiaries.  James River Coal Company has no independent assets or operations (as defined in Rule 3-10(h)(5) of Regulation S-X) aside from those of its subsidiaries. The guarantees are full and unconditional and joint and several obligations (as such terms are defined in Rule 3-10(h)(5) of Regulation S-X) issued by all of the James River Coal Company’s subsidiaries. Accordingly, pursuant to Rule 3-10(f) of Regulation S-X, separate financial information with respect to the subsidiaries of James River Coal Company have not been provided.

 (5)      Equity

Equity Issuance

In the first quarter of 2011, the Company received proceeds of approximately $170.5 million, net of offering costs, through the issuance of approximately 7.6 million shares of common stock.

Equity Based Compensation

The following table highlights the expense related to share-based payment for the periods ended September 30 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Restricted stock	$1,232	$1,235	$3,724	3,959
Stock options	68	80	224	226
Stock based compensation	$1,300	$1,315	$3,948	4,185

The following is a summary of activity related to restricted stock and stock option awards for the nine months ended September 30, 2011:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
	Number of	Fair Value	Number of	Exercise
	Shares	at Issue	Shares	Price
December 31, 2010	842,886	$19.30	291,000	$16.42
Granted	279,636	21.94	20,000	22.31
Exercised/Vested	(174,496)	24.75	-	-
Canceled	-	-	-	-
September 30, 2011	948,026	19.08	311,000	16.80

(6)       Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $58.8 million as of September 30, 2011 to guarantee performance under certain contractual arrangements.  The letters of credit have been issued under the Revolver (note 4).

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Basic earnings (loss) per common share:
Net income (loss)	$(3,732)	$9,200	$(10,547)	$52,295
Income allocated to participating securities	-	(287)	-	(1,554)
Net income (loss) available to common shareholders	$(3,732)	$8,913	$(10,547)	50,741

Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	34,700	26,916	32,201	26,869
Dilutive effect of unvested restricted stock (participating securities)	-	867	-	823
Dilutive effect of stock options	-	48	-	49
Diluted number of common shares and common equivalent shares outstanding	34,700	27,831	32,201	27,741

Basic earnings (loss) per common share	$(0.11)	$0.33	$(0.33)	$1.89

Diluted net income (loss) per common share:
Net income (loss)	$(3,732)	$9,200	$(10,547)	$52,295
Income (loss) allocated to participating securities	-	-	-	-
Net income (loss) available to potential common shareholders	$(3,732)	$9,200	$(10,547)	$52,295

Diluted earnings (loss) per common share	$(0.11)	$0.33	$(0.33)	$1.89

For periods in which there was a loss, the Company excludes from its diluted loss per common share calculation options to purchase shares and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per common share.  The excluded instruments would have increased the diluted weighted average number of common and common equivalent shares outstanding by approximately 1.0 million for each of the three and nine months ended September 30, 2011.  In addition, in periods of net losses, the Company has not allocated any portion of such losses to participating securities holders for its basic loss per common share calculation as such participating securities holders are not contractually obligated to fund such losses.

The Company’s 2015 and 2018 Convertible Senior Notes are convertible at the option of the holders upon the occurrence of certain events (note 4).  As of September 30, 2011, none of the convertible senior notes had reached the specified thresholds for conversion.

(8)       Pension Expense

The Company has in place a defined benefit pension plan under which all benefits were frozen in 2007.  The components of net periodic benefit cost are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest cost	$911	940	2,731	2,820
Expected return on plan assets	(1,070)	(922)	(3,209)	(2,766)
Recognized net actuarial loss	197	196	593	587
Net periodic cost	$38	214	115	641

(9)      Pneumoconiosis (Black Lung) Benefits

The components of net periodic benefit costs for black lung benefits are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Service Cost	$456	471	1,368	1,286
Interest cost	597	593	1,792	1,643
Amortization of actuarial losses	142	137	426	275
Net periodic benefit cost	$1,195	1,201	3,586	3,204

(10)     Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information. As of September 30, 2011 and December 31, 2010, except for long-term debt obligations, the carrying amounts of all financial instruments approximate their fair values due to their short maturities.

The carrying values and fair values of our long-term debt are as follows (in thousands)

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Senior Notes	$275,000	$236,500	-	-
2012 Senior Notes	-	-	150,000	153,000
2015 Convertible Senior Notes, (excludes discount )	172,500	149,213	172,500	210,880
2018 Convertible Senior Notes, (excludes discount)	230,000	149,914	-	-

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total revenues
CAPP	$276,516	$142,475	737,893	451,599
Midwest	27,342	28,945	82,584	87,467
Corporate	-	-	-	-
Total	$303,858	$171,420	820,477	539,066

Depreciation, depletion and amortization
CAPP	$28,174	$13,332	$66,425	40,287
Midwest	3,047	2,367	9,014	7,949
Corporate	13	15	40	45
Total	$31,234	$15,714	75,479	48,281

Total operating income (loss)
CAPP	$4,101	$18,651	$42,826	82,051
Midwest	(556)	1,654	(1,454)	6,310
Corporate	(4,788)	(4,610)	(24,435)	(14,784)
Total	$(1,243)	$15,695	16,937	73,577

Net earnings (loss) (1)
CAPP	$4,101	$18,651	42,826	82,051
Midwest	(556)	1,654	(1,454)	6,310
Corporate	(7,277)	(11,105)	(51,919)	(36,066)
Total	$(3,732)	$9,200	(10,547)	52,295

(1)  Income and expense items that are not included in operating income (loss) are not allocated to the segments.

	September 30,	December 31,
	2011	2010
Total Assets
CAPP	$1,220,990	$551,762
Midwest	117,841	114,939
Corporate	42,001	117,868
Total	$1,380,832	$784,569

Goodwill
CAPP	$-	-
Midwest	26,492	26,492
Corporate	-	-
Total	$26,492	26,492

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and accompanying notes contained herein and the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Overview

We mine, process and sell thermal and metallurgical coal through eight active mining complexes located throughout eastern Kentucky, southern West Virginia and southern Indiana. The majority of our metallurgical coal was obtained in the April 18, 2011 acquisition (the IRP Acquisition) of International Resource Partners LP and its subsidiary companies (collectively IRP).  We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)).  IRP is included in our CAPP segment.  We derived 57% of our total revenues for the nine months ended September 30, 2011 from coal sales to electric utility customers and the remaining 43% from coal sales (including metallurgical coal) to industrial and other customers. For the nine months ended September 30, 2011, our mines produced 7.6 million tons of coal (including 0.5 million tons of contract coal) and we purchased another 0.9 million tons for resale. Of the 7.6 million tons produced from Company mines, approximately 62% came from underground mines, while the remaining 38% came from surface mines. For the nine months ended September 30, 2011, we generated total revenues of $820.5 million and net loss of $10.5 million.

The IRP Acquisition has been treated as a purchase of assets for tax purposes.  The IRP Acquisition was completed on April 18, 2011 for $516.0 million in an all-cash transaction.  The base purchase price of $475.0 million was increased by the cash acquired and any working capital (as defined in the agreement) that exceeded $18.5 million.  IRP did not have any debt at the time of the closing.   The IRP Acquisition will increase our offerings of metallurgical coal, provide us with greater access to the international seaborne coal market and expand our brokering and trading operations.  IRP is a fully integrated coal company focused on producing and marketing high quality metallurgical and steam coal in Central Appalachia. IRP produces and sells various grades of metallurgical and steam coal from underground and surface mining operations in southern West Virginia and eastern Kentucky. IRP’s customer base consists of domestic steel and coke producers, international steel producers and domestic electric utilities. At the time of the IRP Acquisition, IRP operated nine mines, including five underground mines and four surface mines.

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

CAPP Segment

In Central Appalachia, our thermal coal sales are primarily to customers in the southern portion of the South Atlantic region of the United States.  The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware. Our metallurgical coal is sold primarily to steel companies in North America, South America, Europe, Asia and Africa. Approximately 31% of our total CAPP segment revenues for the nine months ended September 30, 2011 were derived from sales made outside the United States, including Brazil, Canada, Egypt, France, Germany, India and United Kingdom.  For the nine months ended September 30, 2011, our CAPP segment produced 6.6 million tons of coal (including contract coal and purchased coal). Of the CAPP tons produced, 64% came from Company operated underground mines. For the nine months ended September 30, 2011, we shipped 6.6 million tons of coal and generated coal sale revenues of $702.8 million from our CAPP segment. For the nine months ended September 30, 2011, South Carolina Public Service Authority and Georgia Power Company were our largest customers, representing approximately 21% and 12% of our total revenues, respectively.  No other CAPP customer accounted for more than 10% of our total revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the nine months ended September 30, 2011, our Midwest mines produced approximately 1.9 million tons of coal. Of the Midwest tons produced, 77% came from Company operated surface mines. For the nine months ended September 30, 2011, we shipped 1.9 million tons of coal and generated coal sale revenues of $80.8 million from our Midwest segment. No Midwest customer accounted for more than 10% of our total revenues.

Results of Operations

Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010

Revenues

The following tables show volume and revenue information by segment (in thousands, except per ton amounts).

	Three Months Ended
	September 30,
	2011	2010	Change
Volume shipped (tons)
CAPP tons
Steam	1,983	1,500	32%
Metallurgical	582	-	NA
Total CAPP tons	2,565	1,500	71%
Midwest steam tons	598	667	-10%
Total volume shipped	3,163	2,167	46%

	Three Months Ended September 30,
	2011		2010		Change
Revenues	Total	Per Ton	Total	Per Ton	Total
Coal sales revenue
CAPP steam	$174,325	87.91	142,475	94.98	22%
CAPP metallurgical	90,434	155.38	-	NA	NA
Total CAPP coal sales revenue	264,759	103.22	142,475	94.98	86%
Midwest steam	26,816	44.84	28,432	42.63	-6%
Total coal sales revenue	291,575	92.18	170,907	78.87	71%
Freight and handling revenue
CAPP	11,757		-		NA
Midwest steam	526		513		3%
Total freight and handling revenue	12,283		513		2294%
Total revenue	303,858		171,420		77%

Total tons shipped during the three months ended September 30, increased by 46% in 2011 as compared to 2010.   Coal sales revenue for the three months ended September 30, increased 71% in 2011 as compared to 2010.  The increase in tons shipped and coal sales revenue (including the change in mix to include metallurgical coal) was primarily related to contracts acquired in the IRP Acquisition and additional tons produced from the properties acquired in the IRP Acquisition.  The increase in tons was partially offset by a decrease in tons shipped in our Midwest Region in 2011 as compared to 2010.

Freight and handling revenue consists of shipping and handling costs invoiced to coal customers and paid to third-party carriers. These revenues are directly offset by freight and handling costs.

Operating and Other Costs

The following tables show selected costs in total and by segment (in thousands, except per ton amounts).

	Three Months Ended September 30,
	2011		2010		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	3,163		2,167

Cost of coal sold	$245,240	77.53	129,693	59.85	89%
Freight and handling costs	12,283	3.88	513	0.24	2294%
Depreciation, depletion and amortization	31,234	9.87	15,714	7.25	99%
Selling, general and administrative	16,344	5.17	9,805	4.52	67%
Interest expense	13,215	4.18	7,591	3.50	74%

	Three months ended September 30,
	2011			2010
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$221,482	23,758	-	106,024	23,669	-
Per ton	86.35	39.73	-	70.68	35.49	-

Freight and handling costs	11,757	526	-	-	513	-
Per ton	4.58	0.88	-	-	0.77	-

Depreciation, depletion and amortization	28,174	3,047	13	13,332	2,367	15
Per ton	10.98	5.10	-	8.89	3.55	-

Cost of Coal Sold

For the three months ended September 30, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $129.7 million in 2010 to $245.2 million in 2011.  Our cost per ton of coal sold in the CAPP region increased from $70.68 per ton in the 2010 period to $86.35 per ton in the 2011 period.  Our costs in the CAPP region are impacted by increased costs as a result of the IRP Acquisition.  Generally, the mines acquired from IRP have more metallurgical coal than our legacy operations.  Our metallurgical coal mines produce higher coal sales revenue but are more costly to mine.  Our costs were also impacted by an increase in metallurgical coal purchased that is used to blend with our metallurgical coal production to meet quality requirements under our sales contracts.  The impact of the change in mix to additional metallurgical coal production is approximately $10.18 per ton.  The remaining increase of $5.49 per ton over the prior period is primarily due to an increase in our variable costs of $2.69 per ton and labor and benefit costs of $0.81 per ton at our mines that do not produce metallurgical coal.   Our costs continue to be impacted by lower productivity due to increased federal and state regulatory scrutiny, a decrease in tons produced in response to market conditions and an increase in commodity prices.   For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest increased $4.24 to $39.73 per ton in the 2011 period as compared to the 2010 period.  The major components of this increase include an increase in trucking and preparation costs of $1.44 per ton, variable costs of $1.33 per ton and labor and benefit costs of $0.40 per ton.

Freight and handling costs

Freight and handling costs increased due to the metallurgical shipments in the three months ended September 30, 2011.

Depreciation, depletion and amortization

For the three months ended September 30, depreciation, depletion and amortization increased from $15.7 million in the 2010 period to $31.2 million in the 2011 period.  In the CAPP region, depreciation, depletion and amortization increased $14.8 million to $28.2 million, which is due to the increase in the asset base as a result of IRP Acquisition and $1.1 million of amortization on contracts acquired from IRP.  In the Midwest, depreciation, depletion and amortization increased $0.7 million to $3.0 million.

Selling, general and administrative

For the three months ended September 30, selling, general and administrative expenses increased from $9.8 million in the 2010 period to $16.3 million in the 2011 period, which is primarily due to increased selling, general and administrative expenses as a result of IRP Acquisition.

Interest Expense

For the three months ended September 30, interest expense increased from $7.6 million in 2010 to $13.2 million in 2011.  The increase was the result of the issuance of our 2018 Convertible Senior Notes and 2019 Senior Notes in March 2011, offset by the redemption in full of our 2012 Senior Notes in September 2011.  These debt transactions are described below in Liquidity and Capital Resources.  Interest expense for the three months ended September 30, 2011 and 2010 includes $4.1 million and $2.0 million, respectively, related to the amortization of debt discounts and debt issuance costs.

Income Taxes

Our effective tax rate for the three months ended September 30, 2011 was a benefit of 73.4% and our effective tax rate for the three months ended September 30, 2010 was a benefit of 5.1%.  For the three months ended September 30, 2011, our effective income tax rate was impacted primarily by adjustments to true up our tax provision to our actual tax return and the effects of percentage depletion. Our effective tax rate for the three months ended September 30, 2010, was primarily impacted by the amount of the valuation allowance recorded and the effects of percentage depletion.   Our effective tax rate for the three months ended September 30, 2010 also reflects a benefit for a tax election that allows us to utilize additional alternative minimum tax net operating losses in prior years. The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.”  As of September 30, 2011, we did not have a valuation allowance against gross deferred tax assets.    Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

Revenues

The following tables show revenue and volume information by segment (in thousands, except per ton amounts).

	Nine Months Ended
	September 30,
	2011	2010	Change
Volume shipped (tons)
CAPP tons
Steam	5,257	4,747	11%
Metallurgical	1,343	-	NA
Total CAPP segment tons	6,600	4,747	39%
Midwest steam tons	1,897	2,103	-10%
Total volume shipped	8,497	6,850	24%

	Nine Months Ended September 30,
	2011		2010		Change
Revenues	Total	Per Ton	Total	Per Ton	Total
Coal sales revenue
CAPP steam	$477,742	90.88	451,599	95.13	6%
CAPP metallurgical	225,078	167.59	-	NA	NA
Total CAPP coal sales revenue	702,820	106.49	451,599	95.13	56%
Midwest steam	80,792	42.59	85,877	40.84	-6%
Total coal sales revenue	783,612	92.22	537,476	78.46	46%
Freight and handling revenue
CAPP	35,073		-		NA
Midwest	1,792		1,590		13%
Total freight and handling revenue	36,865		1,590		2219%
Total revenue	820,477		539,066		52%

Total tons shipped during the nine months ended September 30 increased by 24% in 2011 as compared to 2010.   Coal sales revenue for the nine months ended September 30 increased 46% in 2011 as compared to 2010.  The increase in tons shipped and coal sales revenue (including the change in mix to include metallurgical coal) was primarily related to contracts acquired in the IRP Acquisition and additional tons produced from the properties acquired in the IRP Acquisition.  The increase in tons was partially offset by a decrease in tons shipped in our Midwest Region in 2011 as compared to 2010.

Freight and handling revenue consists of shipping and handling costs invoiced to coal customers and paid to third-party carriers. These revenues are directly offset by freight and handling costs.

Operating and Other Costs

The following tables show selected costs in total and by segment (in thousands, except per ton amounts).

	Nine Months Ended September 30,
	2011		2010		Total
	Total	Per Ton	Total	Per Ton	Change
Volume shipped (tons)	8,497		6,850

Cost of coal sold	$642,167	75.58	386,671	56.45	66%
Freight and handling costs	36,865	4.34	1,590	0.23	2219%
Depreciation, depletion and amortization	75,479	8.88	48,281	7.05	56%
Selling, general and administrative	40,525	4.77	28,947	4.23	40%
Acquisition costs	8,504	1.00	-	-	NA
Interest expense	36,673	4.32	22,427	3.27	64%

	Nine months ended September 30,
	2011			2010
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$570,975	71,192	-	317,219	69,452	-
Per ton	86.51	37.53	-	66.83	33.03	-

Freight and handling costs	35,073	1,792	-	-	1,590	-
Per ton	5.31	0.94	-	-	0.76	-

Depreciation, depletion and amortization	66,425	9,014	40	40,287	7,949	45
Per ton	10.06	4.75	-	8.49	3.78	-

Cost of Coal Sold

For the nine months ended September 30, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $386.7 million in 2010 to $642.2 million in 2011.  Our cost per ton of coal sold in the CAPP region increased from $66.83 per ton in 2010 to $86.51 per ton in the 2011.  Our costs in the CAPP region are impacted by increased costs as a result of the IRP Acquisition.  Generally, the mines acquired from IRP have more metallurgical coal than our legacy operations.  Our metallurgical coal mines produce higher coal sales revenue but are more costly to mine.  Our costs were also impacted by an increase in metallurgical coal purchased that is used to blend with our metallurgical coal production to meet quality requirements under our sales contracts.  The impact of the change in our mix to additional metallurgical coal production is approximately $9.80 per ton.  The remaining increase of $9.88 over prior year is primarily due to an increase in our labor and benefit costs of $2.92 per ton and variable costs of $4.87 per ton at our mines that do not produce metallurgical coal.   Our costs continue to be impacted by lower productivity due to increased federal and state regulatory scrutiny, a decrease in tons produced in response to market conditions and an increase in commodity prices.   For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest increased $4.50 per ton to $37.53 per ton in the 2011 period as compared to the 2010 period.  The major components of this increase include an increase in the trucking and preparation costs of $1.29 per ton, variable costs of $1.08 per ton and labor and benefit costs of $0.75 per ton.

Freight and handling costs

Freight and handling costs increased due to the metallurgical shipments in the nine months ended September 30, 2011.

Depreciation, depletion and amortization

For the nine months ended September 30, depreciation, depletion and amortization increased from $48.3 million in the 2010 period to $75.5 million in the 2011 period.  In the CAPP region, depreciation, depletion and amortization increased $26.1 million to $66.4 million, which is due to the increase in the asset base as a result of IRP Acquisition and $3.5 million of amortization on contracts acquired from IRP.  In the Midwest, depreciation, depletion and amortization increased $1.1 million to $9.0 million.

Selling, general and administrative

For the nine months ended September 30, selling, general and administrative expenses increased from $28.9 million in the 2010 period to $40.5 million in the 2011 period, which is primarily due to increased selling, general and administrative expenses as a result of IRP Acquisition.

Acquisition costs

For the nine months ended September 30, 2011, costs of $8.5 million were incurred related to the IRP Acquisition.

Interest Expense

For the nine months ended September 30, interest expense increased from $22.4 million in 2010 to $36.7 million in 2011.  The increase in our interest expense was the result of the issuance of our 2018 Convertible Senior Notes and 2019 Senior Notes in March 2011, offset by the redemption in full of our 2012 Senior Notes in June 2011.  These debt transactions are described below in Liquidity and Capital Resources. Interest expense for the nine months ended September 30 2011 and 2010 includes $10.5 million and $6.0 million, respectively, related to the amortization of debt discounts and debt issuance costs.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2011 was a benefit of 46.0% and our effective tax rate for the nine months ended September 30, 2010 was a benefit of 1.3%.  For the nine months ended September 30, 2011, our effective income tax rate was impacted primarily by a change in estimated book to tax differences including adjustments to true up our tax provision to our actual tax return, a change in state tax rates as a result of the IRP Acquisition and the effects of percentage depletion. Our effective tax rate for the nine months ended September 30, 2010, was primarily impacted by the amount of the valuation allowance recorded and the effects of percentage depletion.   Our effective tax rate for the nine months ended September 30, 2010 also reflects a benefit for a tax election that allows us to utilize additional alternative minimum tax net operating losses in prior years.  The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.”  As of September 30, 2011, we did not have a valuation allowance against gross deferred tax assets.    Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Liquidity and Capital Resources

During the first quarter of 2011, we issued $275 million of senior notes due in 2019 (the 2019 Senior Notes), issued $230 million of convertible senior notes due in 2018 (the 2018 Convertible Senior Notes) and received net proceeds of $170.5 million through the issuance of approximately 7.6 million shares of common stock.  The proceeds from these offerings were used to fund the IRP Acquisition and to redeem in full $150.0 million of our outstanding senior notes in the second quarter of 2011 (the 2012 Senior Notes), with the remainder available for general working capital purposes.

The following chart reflects the components of our debt:

	September 30, 2011	December 31, 2010
2019 Senior Notes	$275,000	$-
2012 Senior Notes	-	150,000
2018 Convertible Senior Notes, net of discount	164,934	-
2015 Convertible Senior Notes, net of discount	138,715	134,022
Revolver	-	-
Total long-term debt	$578,649	$284,022

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

2018 Convertible Senior Notes

In the first quarter of 2011, we issued $230.0 million of 3.125% convertible senior notes due on March 15, 2018 (the 2018 Convertible Senior Notes).   The 2018 Convertible Senior Notes are shown net of a $65.1 million discount as of September 30, 2011.  The discount on the 2018 Convertible Senior Notes relates to the $68.7 million of the proceeds that were allocated to the equity component of the 2018 Convertible Senior Notes at issuance, resulting in an effective interest rate of 8.9%.  The 2018 Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 32.7332 shares of our common stock per $1,000 principal amount of 2018 Convertible Senior Notes, representing an initial conversion price of approximately $30.55 per share of the Company’s stock.  Interest payments on the 2018 Convertible Senior Notes are required semi-annually.

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

As of September 30, 2011, we had used $58.8 million of the $97.8 million then available under the Revolver to secure outstanding letters of credit.

We incurred approximately $1.9 million of costs in connection with the amendments and restatements to the Revolver in 2011.  The costs, net of amortization, are included in other assets on the accompanying balance sheets.

We were in compliance with all of the financial covenants under our outstanding debt instruments as of September 30, 2011.  We cannot assure you that we will remain in compliance in subsequent periods.  If necessary, we will consider seeking a waiver or other alternatives to remain in compliance with the covenants.  For more detail regarding the covenants under the Facilities, see Part II - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.”

Liquidity

As of September 30, 2011, we had total liquidity of approximately $247.6 million, consisting of $39.0 million of unused borrowing capacity under the Revolver and $208.6 million of cash and cash equivalents (excluding restricted cash and short term investments).  As of September 30, 2011, we had used $58.8 million of the availability under the Revolver to secure outstanding letters of credit.

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

We believe that currently available cash, cash generated from operations, borrowings under our Revolver and future debt and equity offerings, if any, will be sufficient to meet working capital requirements, anticipated capital expenditures, and scheduled debt payments throughout 2011 and for the next several years. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions in the coal industry), debt covenants, and financial, business and other factors, some of which are beyond our control.

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

Net cash from operating activities reflects net income (loss) adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash provided by operating activities was $129.4 million and $148.4 million for the nine months ended September 30, 2011 and 2010, respectively.  We had a net loss of $10.5 million in the nine months ended September 30, 2011 as compared to net income of $52.3 million in the nine months ended September 30, 2010.  In reconciling our net loss to cash provided by operating activities, $83.8 million was added for non cash charges during 2011, as compared to $61.2 million added during 2010.  During 2011, our net loss, as adjusted for non cash charges, was increased by $56.1 million as a result of changes in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2011 included a $93.4 million decrease in receivables and a $44.4 million decrease in accounts payable.  The change in our accounts receivable and accounts payable are primarily due to the timing of shipments.  During 2010, our net income, as adjusted for non cash charges, was increased by $34.8 million as a result of changes in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2010 included a $38.5 million decrease in restricted cash and a $16.3 million increase in accounts receivable.  The change in our restricted cash is the result of replacing letters of credit that were secured by $62.0 million of cash with letters of credit issued against our Revolver, net of $23.5 million of restricted cash to support the availability under our Revolver and bonds that we have issued.

Net cash used in investing activities increased by $551.4 million to $611.1 million for the nine months ended September 30, 2011 as compared to the same period in 2010, which includes a payment for the IRP Acquisition net of cash acquired, of $516.0 million.  Capital expenditures for property, plant and equipment increased $35.4 million to $95.1 million in the 2011 period as compared to the 2010 period.  Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations.  Additionally, during the 2011 period our capital expenditures included approximately $17.9 million for safety mandates and new mine and infrastructure development.

Net cash provided by financing activities was $509.8 million for the nine months ended September 30, 2011 and consists of $491.2 million of net proceeds from the issuance of the 2019 Senior Notes and the 2018 Convertible Senior Notes net of debt issuance costs, $170.5 million of net proceeds from the issuance of common stock which were offset by $150.0 million used to repay the 2012 Senior Notes and $1.9 million of costs in connection with the amendments and restatements to the Revolver.  Net cash used by financing activities was $1.3 million for the nine months ended September 30, 2010 and consisted of debt issuance costs on the amendment to the Revolver.

Reserves

Marshall Miller & Associates, Inc. (MM&A) prepared a detailed study of our CAPP reserves that we controlled as of March 31, 2004 based on all of our geologic information, including our updated drilling and mining data. MM&A completed their report on our CAPP reserves in June 2004.  For the Triad properties, MM&A prepared a detailed study of Triad’s reserves as of February 1, 2005 for the reserves obtained in the acquisition of Triad and as of April 11, 2006 for certain additional reserves acquired in the second quarter of 2006 in the Midwest.   MM&A also prepared a detailed study of the reserves as of December 31, 2010 for the reserves obtained in the IRP Acquisition.  The MM&A studies were planned and performed to obtain reasonable assurance of the subject demonstrated reserves.  In connection with the studies, MM&A prepared reserve maps and had certified professional geologists develop estimates based on data supplied by us, Triad and IRP using standards accepted by government and industry.  We have used MM&A’s March 31, 2004 study of the CAPP reserves and the December 31, 2010 study of the reserves acquired from IRP as the basis for our current internal estimate of our Central Appalachia reserves and MM&A’s February 1, 2005 and April 11, 2006 studies as the basis for our current internal estimate of our Midwest reserves.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through September 30, 2011, we estimate that, as of September 30, 2011, we controlled approximately 323.7 million tons of proven and probable coal reserves in the CAPP region and 40.9 million tons in the Midwest region.  The following table provides additional information regarding changes to our reserves for the nine months ended September 30, 2011 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2010 (1)	230.4	40.9	271.3
Coal Extracted	(5.7)	(1.9)	(7.6)
IRP Acquisition (2)	85.5	-	85.5
Acquisitions (3)	3.0	-	3.0
Adjustments (4)	10.5	1.9	12.4
Divesture (5)	-	-	-
Proven and Probable Reserves, as of September 30, 2011 (1)	323.7	40.9	364.6

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

For more detail regarding the risks associated with market pricing, see Part II - Item 1A - Risk Factors - “Because the demand and pricing for coal is greatly influenced by consumption patterns of the domestic electricity generation industry and the worldwide steel industry, a reduction in the demand for coal by these industries would likely cause our revenues and profitability to decline significantly.” and "Our operating results will be negatively impacted if we are unable to balance our mix of contract and spot sales."

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At September 30, 2011, we had $137.8 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $93.1 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $4.4 million. Surety bond costs have increased over time and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use cash collateral accounts and bank letters of credit to secure our obligations for post-mining reclamation, workers’ compensation programs, various insurance contracts and other obligations. As of September 30, 2011, we had $58.8 million of letters of credit outstanding.  The letters of credit are issued under our Revolver.

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

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 4.5% at December 31, 2010.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 4.5% to 4.0%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $2.2 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of September 30, 2011 was $67.9 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 5.4% at December 31, 2010. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate by 0.5% to 4.9%, all other things being equal, the present value of our black lung obligation would increase by approximately $3.3 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of September 30, 2011 was $47.9 million.

Defined Benefit Pension

We have in place a non-contributory defined benefit pension plan under which all benefits were frozen in 2007.  The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments with comparable maturities. At December 31, 2010, the discount rate used to determine the obligation was 5.4%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 5.4% to 4.9%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $4.8 million.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the period ended December 31, 2010. Significant changes to these rates would introduce volatility to our pension expense.  Our accrued pension obligation as of September 30, 2011 was $10.0 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our asset retirement obligation liabilities consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. US GAAP requires that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is our estimate of our credit adjusted risk free rate. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under US GAAP, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. US GAAP recognizes that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of September 30, 2011 was $101.6 million, which includes an additional $50.9 million increase in the asset retirement obligation as a result of the IRP acquisition.

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

We have no valuation allowance against our gross deferred tax assets as of September 30, 2011.

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

Recent Accounting Pronouncements

In the nine months ended September 30, 2011, there were no accounting pronouncements that became effective that impacted our financial statements.

FORWARD-LOOKING INFORMATION

From time to time, we make certain comments and disclosures in reports and statements, including this report, or statements made by our officers, which may be forward-looking in nature. These statements are known as “forward looking statements” as that term is used in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Examples include statements related to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding. These forward-looking statements could also involve, among other things, statements regarding our intent, belief or expectation with respect to:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2011, all $578.6 million of our outstanding debt has a fixed interest rate and is not sensitive to changes in the general level of interest rates.  Our Revolver has floating interest rates based on our option of either the base rate or LIBOR rate.  As of September 30, 2011, we had no borrowings outstanding under the Revolver.  We currently do not use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments.  The percentage of our sales pursuant to long-term contracts was approximately 68% for the nine months ended September 30, 2011.

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

Except as set forth below, there were no changes in our internal control over financial reporting during the three months ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived 57% of our total revenues for the nine months ended September 30, 2011 and 88% of our total revenues in 2010, from our electric utility customers.  In connection with the IRP Acquisition, we also began to provide metallurgical coal to the steel industry and as a result 43% of our total revenues for the nine months ended September 30, 2011 were from industrial customers, including those in the steel industry.

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

Due to economic and market conditions, the contracts for coal that we have sold to domestic utilities in 2012 are lower than the prices we received for deliveries to domestic utilities in 2011.  While we manage our coal contracts on a composite basis to maximize the returns on our coal sold by moving coal to higher priced markets (for example moving coal between the industrial coal market and the domestic utility market) there can be no assurances that our pricing in the current year will be reflective of the per ton price of coal that we will receive in future periods.

Portions of our coal reserves possess quality characteristics that enable us to mine, process and market them as either metallurgical coal or high quality steam coal, depending on the prevailing conditions in the markets for metallurgical and steam coal. A decline in the metallurgical market relative to the steam market could cause us to shift coal from the metallurgical market to the steam market, potentially reducing the price we could obtain for this coal and adversely impacting our cash flows, results of operations or financial condition.

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

The Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from electric power plants, which are the largest end-users of our coal. Compliance with such laws and regulations, which can take a variety of forms, may reduce demand for coal as a fuel source because they can require significant emissions control expenditures for coal-fired power plants to attain applicable ambient air quality standards, which may lead these generators to switch to other fuels that generate less of these emissions, to retire or reduce production from older coal-fired power plants and/or to decrease the construction of coal-fired power plants.

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

On July 6, 2011, the EPA issued its Cross-State Air Pollution Rule (CSAPR), which regulates power plant emissions in 27 states.  Effective January 2012, the rule requires significant reductions in emissions of sulfur dioxide and nitrogen oxide, with the applicable requirement being determined on a state-by-state basis.  Further reductions are required after 2014.  The CSAPR also includes a cap-and-trade mechanism that allows trading of emissions allowances. Several parties have challenged the rule in federal court and requested a judicial delay of the rule’s effective date.  The outcome of these proceedings is unknown.  In their preliminary litigation filings, some electric utilities have stated that they will face a significant shortfall of allowances when the program takes effect in 2012 and will need to reduce operations at their coal-fired plants.  CSAPR could cause power plant operators to choose other fuel sources to meet their requirements, reducing the demand for coal, which may cause coal prices and sales of our coal to materially decline.

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

In 2009, the EPA announced publicly that it will exercise its statutory right to more actively review Section 404 permitting actions by the Corps. In the third quarter of 2009, the EPA announced that it would further review 79 surface mining permit applications, including four of our permits. These 79 permits were identified as likely to impact water quality and therefore requiring additional review under the Clean Water Act. EPA oversight could further delay and/or restrict the issuance of such permits, either of which events could have an adverse impact on our planned mining operations. More recently, the EPA announced acceptable levels for the conductivity of water in streams receiving discharge from permitted coal mining sites in a six-state area of Central Appalachia, including Kentucky and West Virginia. If such levels of conductivity are enforced as numerical limits, they could have a significant impact on our ability to secure Section 404 permits and have a material impact on our operations. The National Mining Association (NMA), on behalf of its member companies including coal producers such as ourselves, filed suit against the EPA and the Corps contesting the legality of the enhanced review process and the imposition of such conductivity standard. The U.S. District Court for the District of Columbia, before which this suit was brought, earlier issued its opinion denying the EPA’s motion to dismiss the case on grounds that there was no final agency action, that the case was not ripe for adjudication and that the NMA lacked standing. The court also denied the NMA’s motion for a preliminary injunction of EPA’s exercise of such oversight and the imposition of such standard. More recently, following oral arguments held on September 16, 2011, the court granted the NMA’s motion for partial summary judgment when it determined that the EPA’s role in implementing the multi-criteria integrated resource assessment and the enhanced coordination process exceeded its statutory authority under the Clean Water Act.  The court also determined those pronouncements to constitute legislative rules, and as such, to have been issued in violation of the Administrative Procedures Act because they were issued without public notice and an opportunity to submit comments. The states of West Virginia and Kentucky, and the coal associations in those states, have also filed suits contesting these actions by the EPA.

We have significant reclamation and mine closure obligations. If the assumptions underlying our accruals are materially inaccurate, we could be required to expend greater amounts than anticipated.

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Under U.S. generally accepted accounting principles we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At September 30, 2011, we had accrued $101.6 million related to estimated mine reclamation costs. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected

Foreign currency fluctuations could adversely affect the competitiveness of our coal abroad.

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

We experienced operating losses and net losses during the nine months ended September 30, 2011 and in each of the years ended December 31, 2008 and 2007. While we were profitable in the years ended December 31, 2010 and 2009, we must continue to carefully manage our business, including the management of our contracts and our production costs. Although we seek to balance the open portion of contracts to achieve optimal revenues over the long term, the market price of coal is affected by many factors that are outside of our control. Our production costs have increased in recent years, and we expect higher costs to continue for the next several years. Additionally, certain of our long term contracts for sales of coal are priced substantially above current spot prices for coal. Our profitability in the future will be impacted by the price levels that we achieve on future long term contracts. Accordingly, we cannot assure you that we will be able to achieve profitability in the future.

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

For the nine months ended September 30, 2011, we generated approximately 21% of our total revenue from South Carolina Public Service Authority and 12% of our total revenue from Georgia Power Company. At September 30, 2011, we had coal supply agreements with these customers that expire in 2011 to 2012. The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.

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

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. As of September 30, 2011, we had outstanding surety bonds with third parties for post-mining reclamation totaling $93.1 million. Furthermore, we have surety bonds for an additional $44.7 million in place for our federal and state workers’ compensation obligations and other miscellaneous obligations. Insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit, cash collateral or other assurances of payment. However, letters of credit can be significantly more costly to us than surety bonds. The issuance of letters of credit under our Revolver also reduces amounts that we can borrow under our Revolver. If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may be negatively affected.

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

We are required by law to provide various long term employee benefits. We accrue amounts for these obligations based on the present value of expected future costs. We employed an independent actuary to complete estimates for our workers’ compensation and black lung (both state and federal) obligations. At September 30, 2011, the current and non-current portions of these obligations included $67.9 million for workers’ compensation benefits and $47.9 million for coal workers’ black lung benefits.

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

We provide benefits under a defined benefit pension plan that was frozen in 2007. As of September 30, 2011, we estimated that our obligation under the pension plan was underfunded by approximately $10.0 million. If future payments are insufficient to fund the pension plan adequately to cover our future pension obligations, we could incur cash expenditures and costs materially higher than anticipated. The pension obligation is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

Our total consolidated long-term debt as of September 30, 2011 was $578.6 million (net of discounts on our convertible notes of $98.9 million).  Our level of indebtedness could result in the following:

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

Our debt instruments impose a number of restrictions on us. A failure to comply with these restrictions could adversely affect our ability to borrow under our Revolver or result in an event of default under our debt instruments. Our Revolver contains a Consolidated Fixed Charge Ratio covenant and a limit on our capital expenditure. The Consolidated Fixed Charge Ratio covenant under our Revolver is only applicable if the sum of our unrestricted cash plus our availability under our Revolver falls below $35 million and remains in effect until the sum of our unrestricted cash and availability under our Revolver exceeds $35 million for 90 consecutive days. Our Revolver limits the capital expenditures that we may make or agree to make in any fiscal year, but such limitation only will apply if the sum of our unrestricted cash plus our availability under our Revolver falls below $50 million for a period of 5 consecutive days and remains in effect until the sum of our unrestricted cash and availability under our Revolver exceeds $50 million for 90 consecutive days. As of September 30, 2011, our unrestricted cash was $208.6 million and the availability under our Revolver was $39.0 million.

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

We believe that our cash on hand, the availability under our Revolver and cash generated from our operations will provide us with adequate liquidity through 2012. However, such funds may not provide sufficient cash to fund any future acquisitions. Accordingly, we may need to conduct additional debt or equity financings in order to fund any such additional acquisitions, unless we issue shares of our common stock as consideration for those acquisitions. If we are unable to obtain any such financings, we may be required to forego future acquisition opportunities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

 None.

ITEM 5. OTHER INFORMATION

Senior Note Exchange Offering

On October 13, 2011, we completed an exchange of $275,000,000 aggregate principal amount of newly issued 7.875% senior notes due 2019 (the “Exchange Notes”) for the same principal amount of our outstanding 7.875% senior notes due 2019, which exchange offer was required by the Registration Rights Agreement by and between us (as successor in interest to James River Escrow Inc.), Deutsche Bank Securities Inc. and UBS Securities LLC on March 29, 2011 at the time that the initial 7.875% senior notes were issued.  The exchange offer resulted in all $275,000,000 principal amount of the notes being tendered and accepted for exchange.

Revisions to Annual Incentive Compensation Plan

On November 2, 2011, the Compensation Committee (the “Committee”) of the Board of Director’s approved amendments to the James River Coal Company Annual Incentive Compensation Plan (as amended and restated, the “Revised Plan”), pursuant to which certain of our key employees, including each of the executive officers listed below (the “Named Executive Officers”), are eligible to participate. The Revised Plan will be administered by the Committee.

The Revised Plan provides for payment of cash bonuses to participants following the completion of each calendar year (each, a “Plan Year”), beginning with calendar year 2011, subject to the attainment of certain performance goals and in the Board’s discretion. Performance goals relate to (i) the Company’s financial performance, as measured by Earnings Before Interest Taxes, Depreciation and Amortization (“EBITDA”) and/or as measured by direct cost per ton of coal sold, and (ii) safety performance. The Revised Plan provides that the Committee will establish specific performance goal targets, weightings of performance goals and maximum payouts applicable to each participant for each Plan Year and that all payouts must be made by the March 15th following the applicable Plan Year. Bonus payouts may be increased or decreased at the Committee’s discretion.

The Revised Plan also provides that the portion of the awards based on financial performance may vary based on whether the Company’s actual EBITDA for a calendar year varies from its pre-established target EBITDA, with multipliers set forth in the Revised Plan and provides that the portion of the awards based on safety performance is not earned unless threshold safety goals predetermined by the Board of Directors are met.

The Revised Plan also provides that participants will be entitled to certain payments upon the occurrence of a “Change of Control” (as defined in the Revised Plan) and includes a clawback provision providing for recovery or forfeiture of any awards earned or paid pursuant the Revised Plan to the extent required pursuant to any clawback or recoupment policy that the Company may adopt from time to time, including any such policy required by the Dodd Frank Wall Street Reform Act.

The following are the target award opportunities, expressed as a percentage of annual salary, and the relative weightings of each performance element within the overall award, for each of the Named Executive Officers for the 2011 Plan Year:

Name	Award Opportunity % of Base Salary	Financial Performance Weighting	Safety Weighting
Peter T. Socha – President and Chief Executive Officer	60%	50%	50%
Coy K. Lane, Jr. – Senior Vice President and Chief Operating Officer	50%	50%	50%
Samuel M. Hopkins, II – Senior Vice President and Chief Accounting Officer	40%	50%	50%
Michael E. Weber – Vice President and Chief Commercial Officer	30%	50%	50%

The foregoing description of the Revised Plan is qualified in its entirety by the actual terms of the James River Coal Company Amended and Restated Annual Incentive Compensation Plan, a copy of which is attached hereto as Exhibit 10.1.

Mine Act Disclosures

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

The information below includes references to specific sections of the Mine Act.   The information provided is for the three and nine months ended September 30, 2011, except for pending legal actions, which are as of September 30, 2011:

(1)	For each coal or other mine, of which the issuer or a subsidiary of the issuer is an operator (number of occurrences, except for proposed assessment dollar values)

Table I - Mine Safety Information (Columns A to G show the 9 and 3 months ended September 30, 2011 totals, respectively)

Mine	Section 104A S&S Citations (A)	Section 104(b) Orders (B)	Section 104(d) Citations and Orders (C)	Section 110(b)(2) Violations (D)	Section 107(a) Orders (E)	Proposed MSHA Assessments (F)	Fatalities (G)	Pending Legal Actions (H)
Bell County Coal Corporation
Jellico	52/30	-/-	-/-	-/-	-/-	19,682/11,116	-/-	8
Garmeada #2	22/14	-/-	-/-	-/-	-/-	5,963/2,994	-/-	3
Coal Creek	3/-	-/-	-/-	-/-	-/-	9,206/-	-/-	1
Mosley Spur	-/-	-/-	-/-	-/-	-/-	-/-	-/-	1
Bell Preparation Plant	4/1	-/-	/-	-/-	-/-	3,761/392	-/-	-
Bledsoe Coal Corporation
Beechfork Mine	85/32	1/-	2/-	-/-	-/-	213,009/114,464	-/-	23
Oldhouse Branch	42/19	-/-	-/-	-/-	-/-	14,873/7,265	-/-	5
Abner Branch Rider	18/-	11/11	11/-	-/-	-/-	74,268/10,503	-/-	25
Tantrough	19/4	-/-	-/-	-/-	-/-	14,377/5,166	-/-	6
#4	-/-	-/-	-/-	-/-	-/-	-/-	-/-	5
Marion Branch	-/-	-/-	-/-	-/-	-/-	/-	-/-	1
#61 Plant	7/6	-/-	-/-	-/-	-/-	7,761/392	-/-	3
#1 Plant	2/1	-/-	-/-	-/-	-/-	436/-	-/-	6
Clover Loadout	5/-	-/-	-/-	-/-	-/-	824/176	-/-	-
Miniard Branch	3/1	1/-	-/-	-/-	-/-	372/372	-/-	-
Blue Diamond Coal Company
#74	-/-	-/-	-/-	-/-	-/-	-/-	-/-	1
#75	47/14	1/1	2/-	-/-	-/-	297,972/147,107	-/-	10
#77	33/8	-/-	-/-	-/-	-/-	175,659/84,786	-/-	8
Calvary No. 81	53/22	-/-	-/-	-/-	-/-	92,729/51,505	-/-	25
76 Plant	13/-	-/-	-/-	-/-	-/-	6,213/2,608	-/-	-
James River Coal Service Company
Buckeye Strip #1	6/-	-/-	-/-	-/-	-/-	687/-	-/-	-
Buckeye Highwall Miner	4/-	1/-	-/-	-/-	-/-	-/-	-/-	-
Bear Branch Surface	2/-	-/-	-/-	-/-	-/-	580/-	-/-	1
Montgomery Creek	7/4	-/-	-/-	-/-	-/-	4.626/2,747	-/-	-
Harmonds Branch	2/-	-/-	-/-	-/-	-/-	425/-	-/-	-
Frasure Branch	1/-	-/-	-/-	-/-	-/-	-/-	-/-	1
Hoods Fork	1/1	-/-	-/-	-/-	-/-	-/-	-/-	-
Laural Fork	1/1	-/-	-/-	-/-	-/-	263/263	-/-	-
Leeco Inc.
# 68	70/21	2/-	3/-	-/-	-/-	994,066/146,872	-/-	28
#88	13/9	-/-	-/-	-/-	-/-	6,670/6,670	-/-	-
# 64 Plant	6/-	-/-	-/-	-/-	-/-	1,326/-	-/-	-
Jeff Tipple	1/-	-/-	-/-	-/-	-/-	-/-	-/-	-
Mccoy Elkhorn Coal Corp.
Mine #12	-/-	-/-	-/-	-/-	-/-	-/-	-/-	1
Mine # 15	30/10	-/-	1/-	-/-	-/-	12,121/-	-/-	20
Mine # 15A	22/11	-/-	-/-	-/-	-/-	4,686/-	-/-	2
Mine # 16	19/4	-/-	-/-	-/-	-/-	5,371/2,878	-/-	13
Mine # 23	50/15	-/-	-/-	-/-	-/-	32,311/-	-/-	17
Bevins Branch Preparation Plant	13/11	-/-	1/1	-/-	1/1	224/-	-/-	-
Burke Preparation Plant	12/4	-/-	-/-	-/-	-/-	-/-	-/-	-

Mine	Section 104A S&S Citations (A)	Section 104(b) Orders (B)	Section 104(d) Citations and Orders (C)	Section 110(b)(2) Violations (D)	Section 107(a) Orders (E)	Proposed MSHA Assessments (F)	Fatalities (G)	Pending Legal Actions (H)
Triad Underground Mining LLC
Freelandville Underground	2/1	-/-	-/-	-/-	-/-	3,301/1,140	-/ -	3
Triad Mining Inc.
Log Creek Surface	2/2	-/-	-/-	-/-	-/-	9,489/8,395	-/-	-
Freelandville Mine	2/2	-/-	-/-	-/-	-/-	2,104/2,104	-/-	-
Augusta Surface	1/-	-/-	-/-	-/-	-/-	263/-	-/-	-
Log Creek Loadout	2/2	-/-	-/-	-/-	-/-	747/747	-/-	-
International Resources, LLC
Snap Creek No. 1 Surface	-/-	-/-	-/-	-/-	-/-	200/-	-/-	10
Lower Pete's Branch Alma Mine	2/-	-/-	-/-	-/-	-/-	380/-	-/-	-
Snap Creek #1 Loadout	2/-	-/-	-/-	-/-	-/-	452/-	-/-	3
Hampden Coal Co - Mingo No. 1	2/2	-/-	-/-	-/-	-/-	3,438/3,438	-/-	4
Rockhouse #3	5/2	-/-	-/-	-/-	-/-	4,553/2,189	-/-	28
Rockhouse #8	34/18	2/1	11/8	-/-	1/1	100,828/46,845	-/-	42
Rockhouse #3A	5/4	-/-	-/-	-/-	-/-	5,469/3,771	-/-	8
Rockhouse #6	5/2	-/-	-/-	-/-	-/-	6,007/2,507	-/-	13
Rockhouse #2	25/14	-/-	-/-	-/-	-/-	20,198/11,720	-/-	14

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

On April 12, 2011, MSHA notified Bledsoe Coal Corporation, a subsidiary of James River Coal Company, that a Pattern of Violation (POV) exists at its Abner Branch Rider Mine.  As a result, if MSHA finds any violation of a mandatory health or safety standard that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard, MSHA shall require all persons in the areas affected by such violation, except those persons referred to in Section 104(c) of the Mine Act, to be withdrawn from, and to be prohibited from entering such area until MSHA determines the violation has been abated.  The POV can be terminated when 1) an inspection of the entire mine is completed and no S&S violations are found or 2) no withdrawal order is issued by MSHA in accordance with Section 104(e)(1) of the Mine Act within 90 days of the issuance of the pattern notice.  The Abner Branch Rider Mine produced approximately 220,000 tons in 2010.  The POV could have a significant impact on the operations of that mine.

(3)	Any pending legal action before the Federal Mine Safety and Health Review Commission involving such coal or other mine.

See footnote (H) in the table above.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	James River Coal Company Amended and Restated Annual Incentive Compensation Plan (Revised Incentive Plan)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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

November 8, 2011