Form 10-Q
period 2012-03-31
James River Coal CO
filed 2012-05-03
CIK 1297720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number _000-51129

JAMES RIVER COAL COMPANY (Exact name of registrant as specified in its charter)

Virginia	54-1602012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

901 E. Byrd Street, Suite 1600 Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

(804) 780-3000

(Registrant’s telephone number, including area code)

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

Yes    ☐             No    ☒

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 20, 2012 was 35,982,605.

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

We are including this cautionary statement in this document to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us. Any forward-looking statements should be considered in context with the various disclosures made by us about our businesses, including without limitation the risk factors more specifically described below in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Forward-looking statements speak only as if the date they are made. We disclaim any intent or obligation to update these forward-looking statements unless required by securities law, and we caution the reader not to rely on them unduly.

2

FORM 10-Q INDEX

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2012	December 31, 2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$169,385	199,711
Trade receivables	108,620	107,557
Inventories:
Coal	57,298	52,717
Materials and supplies	18,047	17,800
Total inventories	75,345	70,517
Prepaid royalties	8,692	8,465
Other current assets	8,442	11,461
Total current assets	370,484	397,711
Property, plant, and equipment, net	900,094	909,294
Goodwill	26,492	26,492
Restricted cash and short term investments (note 1)	29,579	29,510
Other assets	41,842	41,575
Total assets	$1,368,491	1,404,582

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$78,999	110,557
Accrued salaries, wages, and employee benefits	11,026	12,996
Workers' compensation benefits	9,200	9,200
Black lung benefits	2,512	2,512
Accrued taxes	8,624	7,563
Other current liabilities	29,860	27,861
Total current liabilities	140,221	170,689
Long-term debt, less current maturities	585,804	582,193
Other liabilities:
Noncurrent portion of workers' compensation benefits	62,163	60,721
Noncurrent portion of black lung benefits	57,000	56,152
Pension obligations	28,436	29,121
Asset retirement obligations	97,273	94,654
Other	14,021	14,390
Total other liabilities	258,893	255,038
Total liabilities	984,918	1,007,920
Commitments and contingencies (note 5)
Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	—	—
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 35,982,605 and 35,671,953 shares as of March 31, 2012 and December 31, 2011	360	357
Paid-in-capital	542,707	541,362
Accumulated deficit	(113,341)	(97,682)
Accumulated other comprehensive loss	(46,153)	(47,375)
Total shareholders' equity	383,573	396,662
Total liabilities and shareholders' equity	$1,368,491	1,404,582

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
Revenues
Coal sales revenue	$279,763	163,855
Freight and handling revenue	22,222	727
Total revenue	301,985	164,582
Cost of sales:
Cost of coal sold	236,889	132,819
Freight and handling costs	22,222	727
Depreciation, depletion and amortization	30,120	16,035
Total cost of sales	289,231	149,581
Gross profit	12,754	15,001
Selling, general and administrative expenses	15,566	9,370
Acquisition costs	—	4,645
Total operating income (loss)	(2,812)	986
Interest expense	13,385	7,851
Interest income	(214)	(55)
Miscellaneous income, net	(343)	(121)
Total other expense, net	12,828	7,675
Loss before income taxes	(15,640)	(6,689)
Income tax expense	19	915
Net loss	$(15,659)	(7,604)
Earnings (loss) per common share (note 6)
Basic earnings (loss) per common share	$(0.45)	(0.28)
Diluted earnings (loss) per common share	$(0.45)	(0.28)

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
Net loss	$(15,659)	(7,604)
Other comprehensive income
Amortization of pension actuarial amount	836	197
Amortization of black lung actuarial amount	386	142
Tax impact of adjustments to accumulated other comprehensive income	—	(124)
Other comprehensive income	1,222	215
Comprehensive loss	$(14,437)	(7,389)

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

(unaudited)

	Common stock shares	Common stock par value	Paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
Balances, December 31, 2010	27,779	$278	324,705	(58,593)	(19,007)	247,383
Net loss	—	—	—	(39,089)	—	(39,089)
Other comprehensive income	—	—	—	—	(28,368)	(28,368)
Issuance of common stock, net of offering costs of $9,171	7,648	76	170,469	—	—	170,545
Equity component of convertible debt offering, net of offering costs of $2,117 and deferred taxes of $24,427	—	—	42,174	—	—	42,174
Issuance of restricted stock awards, net of forfeitures	307	3	(3)	—	—	—
Repurchase of shares for tax withholding	(62)	—	(1,266)	—	—	(1,266)
Stock based compensation	—	—	5,283	—	—	5,283
Balances, December 31, 2011	35,672	357	541,362	(97,682)	(47,375)	396,662
Net loss	—	—	—	(15,659)	—	(15,659)
Other comprehensive income	—	—	—	—	1,222	1,222
Issuance of restricted stock awards, net of forfeitures	311	3	(3)	—	—	—
Stock based compensation	—	—	1,348	—	—	1,348
Balances, March 31, 2012	35,983	$360	542,707	(113,341)	(46,153)	383,573

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(15,659)	(7,604)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	30,120	16,035
Accretion of asset retirement obligations	1,307	801
Amortization of debt discount and issue costs	4,277	2,119
Stock-based compensation	1,348	1,178
Deferred income tax benefit	—	944
Gain on sale or disposal of property, plant and equipment	(126)	—
Changes in operating assets and liabilities:
Receivables	(1,063)	11,528
Inventories	(1,940)	(11,077)
Prepaid royalties and other current assets	4,269	244
Restricted cash	(69)	—
Other assets	(947)	1,323
Accounts payable	(31,558)	(11,118)
Accrued salaries, wages, and employee benefits	(1,970)	7
Accrued taxes	(416)	1,023
Other current liabilities	1,930	3,808
Workers' compensation benefits	1,442	1,062
Black lung benefits	1,234	1,043
Pension obligations	151	(764)
Asset retirement obligations	(218)	(460)
Other liabilities	(79)	(19)
Net cash provided by (used in) operating activities	(7,967)	10,073
Cash flows from investing activities:
Additions to property, plant, and equipment	(22,885)	(20,094)
Proceeds from sale of property, plant and equipment	526	—
Net cash used in investing activities	(22,359)	(20,094)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	505,000
Proceeds of Senior Notes held in escrow	—	(278,860)
Net proceeds from issuance of common stock	—	170,610
Debt issuance costs	—	(13,768)
Net cash provided by financing activities	—	382,982
Increase (decrease) in cash	(30,326)	372,961
Cash and cash equivalents at beginning of period	199,711	180,376
Cash and cash equivalents at end of period	$169,385	553,337

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

The interim condensed consolidated financial statements of the Company presented in this report are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2011. The balances presented as of or for the year ended December 31, 2011 are derived from the Company’s audited consolidated financial statements.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in order to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP). Significant estimates made by management include the allocation of the purchase price in an acquisition to acquired assets and liabilities, allowance for non-recoupable prepaid royalties, the valuation allowance for deferred tax assets, asset retirement obligations and amounts accrued related to the Company’s workers’ compensation, black lung, pension and health claim obligations.  Actual results could differ from these estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and cash flows for all periods presented.

Cash and Cash Equivalents and Restricted Cash and Short Term Investments

Cash and cash equivalents are stated at cost. Cash equivalents consist of highly-liquid investments with an original maturity of three months or less when purchased.

Restricted cash is stated at cost.  Restricted cash and short term investments consists of cash, cash equivalents and investments in bonds and certificate of deposits.  The Company intends to hold all investments held as restricted cash until maturity.  The restricted cash and short term investments are maintained in collateral accounts which provide the Company additional capacity under the Revolver to support it outstanding letters of credit (note 3) and to support the issuance of surety bonds.

Property, Plant, and Equipment

Property, plant and equipment as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31,	December 31,
	2012	2011
Property, plant, and equipment, at cost:
Land	$10,097	9,930
Mineral rights	618,717	618,605
Buildings, machinery and equipment	657,347	635,055
Mine development costs	56,745	56,555
Total property, plant, and equipment	1,342,906	1,320,145
Less accumulated depreciation, depletion, and amortization	442,812	410,851
Property, plant and equipment, net	$900,094	909,294

Other Current Liabilities

Other current liabilities at March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31,	December 31,
	2012	2011
Accrued interest	$13,963	8,396
Accrued royalties	7,159	10,655
Current portion of asset retirement obligation	6,931	6,862
Other	1,807	1,948
	$29,860	27,861

Recent Accounting Pronouncements

In the first quarter of 2012, the Company adopted new accounting guidance that eliminates the option to report other comprehensive income and its components in the consolidated statement of changes in shareholders’ equity and comprehensive income. The Company now presents the total of comprehensive income, the components of net income and the components of other comprehensive income in two separate but consecutive statements. The adoption of this new financial presentation guidance concerns presentation only and has been retrospectively applied to all prior periods presented.

(2)	International Resource Partners Acquisition

On April 18, 2011, the Company completed the acquisition of a 100 percent interest in International Resource Partners LP and its subsidiary companies (collectively IRP) for $516.0 million in an all-cash transaction (the IRP Acquisition).  The base purchase price of $475.0 million was increased by the cash acquired and any working capital (as defined in the agreement) that exceeded $18.5 million.  IRP did not have any debt at the time of the closing of the IRP Acquisition.  The purchase price allocation was finalized in 2011.  The IRP Acquisition was treated as a purchase of assets for tax purposes.

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

The following unaudited pro forma information has been prepared for illustrative purposes only.  The pro forma information assumes the IRP Acquisition and the financing transactions that were completed to affect the IRP Acquisition occurred on January 1, 2010.  The financing transactions include the issuance of the 2019 Senior Notes, the redemption of the 2012 Senior Notes, the issuance of the 2018 Convertible Notes and the amendments to the Revolving Credit Agreement (all as described in note 3), as well as the issuance of 7.6 million shares of common stock.  The unaudited pro forma results have been prepared based on estimates and assumptions that we believe are reasonable; however, they are not necessarily indicative of the consolidated results of operations had the IRP Acquisition and the related financing transaction occurred at the beginning of each of the periods presented or of future results of operations.

March 31, 2011
(in thousands)
Total revenues
As reported	164,582
Pro forma	334,118

Net income (loss)
As reported	(7,604)
Pro forma	4,256

The amount of revenues and earnings attributable to IRP in the statements of operations for the three months ended March 31, 2012 are not readily determinable, due to the consolidation of IRP’s operations into the Company’s existing operations, fulfillment of historical sales contracts between operations and various intercompany transactions.

(3)	Long Term Debt and Interest Expense

Long-term debt is as follows (in thousands):

	March 31, 2012	December 31, 2011
2019 Senior Notes	$275,000	$275,000
2018 Convertible Senior Notes, net of discount	168,750	166,821
2015 Convertible Senior Notes, net of discount	142,054	140,372
Revolver	—	—
Total long-term debt	$585,804	$582,193

2019 Senior Notes

In 2011, the Company issued $275.0 million of senior notes due on April 1, 2019 (the 2019 Senior Notes).  The 2019 Senior Notes are unsecured and accrue interest at 7.875% per annum.  Interest payments on the 2019 Senior Notes are required semi-annually.   The Company may redeem the 2019 Senior Notes, in whole or in part, at any time on or after April 1, 2015 at redemption prices ranging from 103.938% beginning April 1, 2015 to 100% beginning on April 1, 2017.  In addition, at any time prior to April 1, 2014, the Company may redeem up to 35% of the principal amount of the 2019 Senior Notes with the net cash proceeds of a public equity offering at a redemption price of 107.875%, plus accrued and unpaid interest to the redemption date.

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

2015 Convertible Senior Notes

In 2009, the Company issued $172.5 million of 4.5% convertible senior notes due on December 1, 2015 (the 2015 Convertible Senior Notes).   The 2015 Convertible Senior Notes are shown net of a $30.4 million and a $32.1 million discount as of March 31, 2012 and December 31, 2011, respectively.  The discount on the 2015 Convertible Senior Notes relates to the $44.8 million of the proceeds that were allocated to the equity component of the 2015 Convertible Senior Notes at issuance, resulting in an effective interest rate of 10.2%.  The 2015 Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 38.7913 shares of the Company’s common stock per $1,000 principal amount of the 2015 Convertible Senior Notes, representing an initial conversion price of approximately $25.78 per share of the Company’s stock.  Interest on the 2015 Convertible Senior Notes is paid semi-annually.

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

2018 Convertible Senior Notes

In 2011, the Company issued $230.0 million of 3.125% convertible senior notes due on March 15, 2018 (the 2018 Convertible Senior Notes).   The 2018 Convertible Senior Notes are shown net of a $61.3 million and a $63.2 million discount as of March 31, 2012 and December 31, 2011, respectively.  The discount on the 2018 Convertible Senior Notes relates to the $68.7 million of the proceeds that were allocated to the equity component of the 2018 Convertible Senior Notes at issuance, resulting in an effective interest rate of 8.9%.   The 2018 Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 32.7332 shares of the Company’s common stock per $1,000 principal amount of 2018 Convertible Senior Notes, representing an initial conversion price of approximately $30.55 per share of the Company’s stock.  Interest payments on the 2018 Convertible Senior Notes are required semi-annually.

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

Revolving Credit Agreement

The following is a summary of the significant terms of the Company’s Revolving Credit Agreement (the Revolver).

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

As of March 31, 2012, the Company had used $60.9 million of the $100.0 million then available under the Revolver to secure outstanding letters of credit.   As of March 31, 2012, the Company had $21.0 million of cash in a restricted cash collateral account to ensure that the Company has adequate capacity under the Revolver to support its outstanding letters of credit.

Interest Expense and Other

During the three months ended March 31, 2012, the Company made cash interest payments of $3.6 million. During the three months ended March 31, 2011, the Company had no cash payments for interest.

The Company was in compliance with all of the financial covenants under its outstanding debt instruments as of March 31, 2012.

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

(4)	Equity

Equity Based Compensation

The following table highlights the expense related to share-based payment for the periods ended March 31 (in thousands):

	Three months ended
	March 31,
	2012	2011
Restricted stock	$1,273	$1,098
Stock options	75	80
Stock based compensation	$1,348	$1,178

The following is a summary of activity related to restricted stock and stock option awards for the three months ended March 31, 2012:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
	Number of	Fair Value	Number of	Exercise
	Shares	at Issue	Shares	Price
December 31, 2011	965,626	$18.84	311,000	$16.80
Granted	315,652	5.36	20,000	5.36
Exercised/Vested	—	—	—	—
Canceled	(5,000)	20.86	—	—
March 31, 2012	1,276,278	15.50	331,000	16.11

(5)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $60.9 million as of March 31, 2012 to guarantee performance under certain contractual arrangements.  The letters of credit have been issued under the Revolver (note 3).

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Basic earnings (loss) per common share:
Net income (loss)	$(15,659)	$(7,604)
Income allocated to participating securities	—	—
Net income (loss) available to common shareholders	$(15,659)	$(7,604)
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	34,706	27,191
Dilutive effect of unvested restricted stock (participating securities)	—	—
Dilutive effect of stock options	—	—
Diluted number of common shares and common equivalent shares outstanding	34,706	27,191
Basic earnings (loss) per common share	$(0.45)	$(0.28)
Diluted net income (loss) per common share:
Net income (loss)	$(15,659)	$(7,604)
Income (loss) allocated to participating securities	—	—
Net income (loss) available to potential common shareholders	$(15,659)	$(7,604)
Diluted earnings (loss) per common share	$(0.45)	$(0.28)

For periods in which there was a loss, the Company excludes from its diluted loss per common share calculation options to purchase shares and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per common share.   The excluded instruments would have increased the diluted weighted average number of common and common equivalent shares outstanding by approximately 1.1 million and 0.9 million for the three months ended March 31, 2012 and 2011, respectively.  In addition, in periods of net losses, the Company has not allocated any portion of such losses to participating securities holders for its basic loss per common share calculation as such participating securities holders are not contractually obligated to fund such losses.

The Company’s 2015 and 2018 Convertible Senior Notes are convertible at the option of the holders upon the occurrence of certain events (note 3).  As of March 31, 2012, none of the convertible senior notes had reached the specified thresholds for conversion.

(7)	Pension Expense

The Company has in place a defined benefit pension plan under which all benefits were frozen in 2007.  The components of net periodic benefit cost are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2012	2011
Interest cost	$885	911
Expected return on plan assets	(1,049)	(1,070)
Recognized net actuarial loss	836	197
Net periodic cost	$672	38

(8)	Pneumoconiosis (Black Lung) Benefits

The components of net periodic benefit costs for black lung benefits are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2012	2011

Service Cost	$639	456
Interest cost	612	597
Amortization of actuarial losses	386	142
Net periodic benefit cost	$1,637	1,195

(9)	Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information. As of March 31, 2012 and December 31, 2011, except for long-term debt obligations, the carrying amounts of all financial instruments approximate their fair values due to their short maturities.

The carrying values and fair values of our long-term debt are as follows (in thousands)

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Senior Notes	$275,000	$191,125	$275,000	$207,625
2015 Convertible Senior Notes (excludes discount)	172,500	93,150	172,500	137,569
2018 Convertible Senior Notes (excludes discount)	230,000	106,950	230,000	135,976

The fair value of our senior notes and convertible senior notes are based on available market data at the date presented. The carrying value of the convertible senior notes reflected in long-term debt in the table above reflects the full face amount and have been adjusted in the Condensed Consolidated Balance Sheets for a discount related to the convertible feature (note 3).

(10)	Segment Information

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

	Three Months Ended
	March 31,
	2012	2011
Total revenues
CAPP	$276,084	$137,585
Midwest	25,901	26,997
Corporate	—	—
Total	$301,985	$164,582

Depreciation, depletion and amortization
CAPP	$26,493	$13,052
Midwest	3,614	2,969
Corporate	13	14
Total	$30,120	$16,035

Total operating income (loss)
CAPP	$5,056	$11,643
Midwest	(2,525)	(1,365)
Corporate	(5,343)	(9,292)
Total	$(2,812)	$986

Net earnings (loss) (1)
CAPP	$5,056	$11,643
Midwest	(2,525)	(1,365)
Corporate	(18,190)	(17,882)
Total	$(15,659)	$(7,604)

(1) Income and expense items that are not included in operating income (loss) are not allocated to the segments.

	March 31,	December 31,
	2012	2011
Total Assets
CAPP	$1,205,365	$1,232,029
Midwest	115,297	122,290
Corporate	47,829	50,263
Total	$1,368,491	$1,404,582

Goodwill
CAPP	$—	—
Midwest	26,492	26,492
Corporate	—	—
Total	$26,492	26,492

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included elsewhere in this filing and the Company’s annual report on Form 10-K for the year ended December 31, 2011. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of numerous factors, including the risks discussed in "Risk Factors" in this filing. For more on forward looking statements, see the section entitled “Forward Looking Information” at the beginning of this report.

Overview

We mine, process and sell thermal and metallurgical coal through eight active mining complexes located throughout eastern Kentucky, southern West Virginia and southern Indiana. The majority of our metallurgical coal was obtained in the April 18, 2011 acquisition (the IRP Acquisition) of International Resource Partners LP and its subsidiary companies (collectively IRP).  We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)).  We derived 49% of our total revenues in the three months ended March 31, 2012, from coal sales to electric utility customers and the remaining 51% from coal sales (including metallurgical coal) to industrial and other customers. For the three months ended March 31, 2012, our mines produced 2.8 million tons of coal (including 0.2 million tons of contract coal) and we purchased another 0.4 million tons for resale. Of the 2.8 million tons produced from Company mines, approximately 65% came from underground mines, while the remaining 35% came from surface mines. In the three months ended March 31, 2012, we generated total revenues of $302.0 million and had a net loss of $15.7 million.

CAPP Segment

In Central Appalachia, our thermal coal sales are primarily to customers in the southern portion of the South Atlantic region of the United States.  The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware. Our metallurgical coal is sold primarily to steel companies in North America, South America, Europe, Asia and Africa. Approximately 36% of our total CAPP segment revenues in the three months ended March 31, 2012 were derived from sales made outside the United States, including Brazil, Canada, Egypt, France, Germany, India and United Kingdom.  For the three months ended March 31, 2012, our CAPP mines produced 2.2 million tons of coal (including 0.2 million tons of contract coal) and we purchased another 0.4 million tons for resale. Of the 2.2 million tons produced from our CAPP mines, 75% came from Company operated underground mines. For the three months ended March 31, 2012, we shipped 2.5 million tons of coal and generated coal sale revenues of $255.0 million from our CAPP segment. For the three months ended March 31, 2012, South Carolina Public Service Authority, Georgia Power Company and Rashtriya Ispat Nigam Limited were our largest customers, representing approximately 15%, 12% and 11% of our total revenues, respectively.  No other CAPP customer accounted for more than 10% of our total revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the three months ended March 31, 2012, our Midwest mines produced approximately 0.6 million tons of coal. Of the Midwest tons produced, 75% came from Company operated surface mines. For the three months ended March 31, 2012, we shipped 0.6 million tons of coal and generated coal sale revenues of $24.7 million from our Midwest segment. No Midwest customer accounted for more than 10% of our total revenues.

Results of Operations

Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011

Revenues

The following tables show volume and revenue information by segment (in thousands, except per ton amounts).

	Three Months Ended
	March 31,
	2012	2011	Change
Volume shipped (tons)
CAPP tons
Steam	1,764	1,415	25%
Metallurgical	728	—	NA
Total CAPP tons	2,492	1,415	76%
Midwest steam tons	559	658	-15%
Total volume shipped	3,051	2,073	47%

	Three Months Ended March 31,
	2012		2011		Change
Revenues	Total	Per Ton	Total	Per Ton	Total
Coal sales revenue
CAPP steam	$151,866	86.09	137,586	97.23	10%
CAPP metallurgical	103,174	141.72	—	NA	NA
Total CAPP coal sales revenue	255,040	102.34	137,586	97.23	85%
Midwest steam	24,723	44.23	26,269	39.92	-6%
Total coal sales revenue	279,763	91.70	163,855	79.04	71%
Freight and handling revenue
CAPP	21,044	8.44	—	NA	NA
Midwest steam	1,178	2.11	727	1.10	62%
Total freight and handling revenue	22,222	7.28	727	0.35	2957%
Total revenue	301,985	98.98	164,582	79.39	83%

Total tons shipped during the three months ended March 31, increased by 47% in 2012 as compared to 2011.   Coal sales revenue for the three months ended March 31, increased 71% in 2012 as compared to 2011. The increase in tons shipped and coal sales revenue (including the change in mix to include metallurgical coal) was primarily related to contracts acquired in the IRP Acquisition and additional tons produced from the properties acquired in the IRP Acquisition. This increase in coal sales revenue was offset by a decrease in the average sales price on steam coal tons in the CAPP region in 2012 as compared to 2011. The increase in total tons shipped was partially offset by a decrease in tons shipped in our Midwest Region in 2012 as compared to 2011.

Freight and handling revenue consists of shipping and handling costs invoiced to coal customers and paid to third-party carriers. These revenues are directly offset by freight and handling costs.

Operating and Other Costs

The following tables show selected costs in total and by segment (in thousands, except per ton amounts).

	Three Months Ended March 31,
	2012		2011		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	3,051		2,073

Cost of coal sold	$236,889	77.64	132,819	64.07	78%
Freight and handling costs	22,222	7.28	727	0.35	2957%
Depreciation, depletion and amortization	30,120	9.87	16,035	7.74	88%
Selling, general and administrative	15,566	5.10	9,370	4.52	66%
Acquisition costs	—	—	4,645	2.24	-100%
Interest expense	13,385	4.39	7,851	3.79	70%

	Three months ended March 31,
	2012			2011
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$213,829	23,060	—	108,699	24,120	—
Per ton	85.81	41.25	—	76.82	36.66	—

Freight and handling costs	21,044	1,178	—	—	727	—
Per ton	8.44	2.11	—	—	1.10	—

Depreciation, depletion and amortization	26,493	3,614	13	13,052	2,969	14
Per ton	10.63	6.47	—	9.22	4.51	—

Cost of Coal Sold

For the three months ended March 31, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $132.8 million in 2011 to $236.9 million in 2012.  Our cost per ton of coal sold in the CAPP region increased from $76.82 per ton in the 2011 period to $85.81 per ton in the 2012 period.  Our costs in the CAPP region are impacted by increased costs as a result of the IRP Acquisition.  Generally, the mines acquired from IRP have more metallurgical coal than our legacy operations.  Our metallurgical coal mines produce higher coal sales revenue but are more costly to mine.  Our costs were also impacted by an increase in metallurgical coal purchased that is used to blend with our metallurgical coal production to meet quality requirements under our sales contracts.  The impact on our cost of coal sold in the CAPP region of the change in mix to additional metallurgical coal production was approximately $10.85 per ton.   Our costs continue to be impacted by lower productivity due to increased federal and state regulatory scrutiny, a decrease in tons produced in response to market conditions and an increase in commodity prices.   For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest increased $4.59 to $41.25 per ton in the 2012 period as compared to the 2011 period.  The major components of this increase include an increase in variable costs of $1.71 per ton and labor and benefit costs of $1.79 per ton. The increase in the variable costs was primarily due to an increase in diesel and explosives costs.

Freight and handling costs

Freight and handling costs increased due to the metallurgical shipments in the three months ended March 31, 2012. The Company had no metallurgical shipments prior to the IRP Acquisition in April 2011.

Depreciation, depletion and amortization

For the three months ended March 31, depreciation, depletion and amortization increased from $16.0 million in the 2011 period to $30.1 million in the 2012 period.  In the CAPP region, depreciation, depletion and amortization increased $13.4 million to $26.5 million, which is due to the increase in the asset base as a result of IRP Acquisition. In the Midwest, depreciation, depletion and amortization increased $0.6 million to $3.6 million.

Selling, general and administrative

For the three months ended March 31, selling, general and administrative expenses increased from $9.4 million in the 2011 period to $15.6 million in the 2012 period, which is primarily due to increased selling, general and administrative expenses as a result of the IRP Acquisition.

Interest Expense

For the three months ended March 31, interest expense increased from $7.9 million in 2011 to $13.4 million in 2012. The increase was the result of the issuance of our 2018 Convertible Senior Notes and 2019 Senior Notes in March 2011, offset by the redemption in full of our 2012 Senior Notes in June 2011. Interest expense for the three months ended March 31, 2012 and 2011 includes $4.3 million and $2.1 million, respectively, related to the amortization of debt discounts and debt issuance costs.

Income Taxes

Our effective tax rate for the three months ended March 31, 2012 was (0.1)% and our effective tax rate for the three months ended March 31, 2011 was (13.7)%.   For the three months ended March 31, 2012, our effective income tax rate was impacted primarily by the amount of the valuation allowance recorded. For the three months ended March 31, 2011, our effective income tax rate was impacted primarily by a change in estimated book to tax differences and the effects of percentage depletion. Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate. Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations. The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.” As of March 31, 2012, we had a $43.7 million valuation allowance against gross deferred tax assets.

Liquidity and Capital Resources

The following chart reflects the components of our debt:

	March 31, 2012	December 31, 2011
2019 Senior Notes	$275,000	$275,000
2018 Convertible Senior Notes, net of discount	168,750	166,821
2015 Convertible Senior Notes, net of discount	142,054	140,372
Revolver	—	—
Total long-term debt	$585,804	$582,193

2019 Senior Note, 2018 Convertible Senior Notes and 2015 Convertible Senior Notes

There have been no changes to the terms of our 2019 Senior Notes, 2018 Convertible Senior Notes or 2015 Convertible Senior Notes during 2012.  See Item 1 of Part I, “Financial Statements — Note 3 — Long Term Debt and Interest Expense” for a description of our 2019 Senior Notes, 2018 Convertible Senior Notes and 2015 Convertible Senior Notes.

Revolving Credit Agreement

There have been no changes to the terms of our Revolver under our Revolving Credit Agreement during 2012.  See Item 1 of Part I, “Financial Statements — Note 3 — Long Term Debt and Interest Expense” for a description of our Revolving Credit Agreement.

As of March 31, 2012, we had used $60.9 million of the $100.0 million then available under the Revolver to secure outstanding letters of credit.

We were in compliance with all of the financial covenants under our outstanding debt instruments as of March 31, 2012.  We cannot assure you that we will remain in compliance in subsequent periods.  If necessary, we will consider seeking a waiver or other alternatives to remain in compliance with the covenants.  For more detail regarding the covenants under the Facilities, see Part II - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.”

Liquidity

As of March 31, 2012, we had total liquidity of approximately $208.5 million, consisting of $39.1 million of unused borrowing capacity under the Revolver and $169.4 million of cash and cash equivalents (excluding restricted cash and short term investments). As of March 31, 2012, we had used $60.9 million of the availability under the Revolver to secure outstanding letters of credit.

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

We believe that currently available cash, cash generated from operations, borrowings under our Revolver and future debt and equity offerings, if any, will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments throughout 2012 and for the next several years . Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions in the coal industry), debt covenants, and financial, business and other factors, some of which are beyond our control.

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

Net cash from operating activities reflects net income (loss) adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash (used in) provided by operating activities was $(8.0) million and $10.1 million for the three months ended March 31, 2012 and 2011, respectively. We had a net loss of $15.7 million in the three months ended March 31, 2012 as compared to net loss of $7.6 million in the three months ended March 31, 2011. In reconciling our net loss to cash provided by operating activities, $36.9 million was added for non cash charges during 2012, as compared to $21.1 million added during 2011.  During 2012, our net loss, as adjusted for non cash charges, was decreased by $29.2 million as a result of changes in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2012 included a $31.6 million decrease in accounts payable. This change in our accounts payable is primarily due to the timing of payments to vendors associated with export shipments. During 2011, our net loss, as adjusted for non cash charges, was decreased by $3.4 million as a result of changes in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2011 included an $11.5 million decrease in receivables and an $11.1 million increase in inventories.

Net cash used in investing activities increased by $2.3 million to $22.4 million for the three months ended March 31, 2012 as compared to the same period in 2011 and consisted primarily of capital expenditures. Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations. Additionally, during the three months ended March 31, 2012 and 2011, our capital expenditures included approximately $2.1 million and $5.7 million, respectively, for safety mandates and new mine and infrastructure development.

We had no financing activities for the three months ended March 31, 2012. Net cash provided by financing activities was $383.0 million for the three months ended March 31, 2011 and consisted of $491.2 million of net proceeds from the issuance of the 2019 Senior Notes and the 2018 Convertible Senior Notes and debt issuance costs, and $170.6 million of net proceeds from the issuance of common stock which were offset by $278.9 million related to the 2019 Senior Notes issuance that were held in escrow until the completion of the IRP Acquisition.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through March 31, 2012, we estimate that, as of March 31, 2012, we controlled approximately 320.0 million tons of proven and probable coal reserves in the CAPP region and 39.8 million tons in the Midwest region.  The following table provides additional information regarding changes to our reserves for the three months ended March 31, 2012 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2011 (1)	322.4	40.4	362.8
Coal Extracted	(2.2)	(0.6)	(2.8)
Acquisitions (2)	0.2	—	0.2
Adjustments (3)	(0.4)	—	(0.4)
Divesture (4)	—	—	—
Proven and Probable Reserves, as of March 31, 2012 (1)	320.0	39.8	359.8

1)	Calculated in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A. Proven reserves have the highest degree of geologic assurance and are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves have a moderate degree of geologic assurance and are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. This reserve information reflects recoverable tonnage on an as-received basis with 5.5% moisture.

2)	Represents estimated reserves on leases entered into or properties acquired during the relevant period. We calculated the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A.

3)	Represents changes in reserves due to additional information obtained from exploration activities, production activities or discovery of new geologic information. We calculated the adjustments to the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A.

4)	Represents changes in reserves due to expired or transferred leases.

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

Trends and Uncertainties In Our Business

Near-term, the global economic slowdown, increased government regulation and an unseasonably warm winter in the United Sates have lowered demand for steam coal which has resulted in a general decline in coal prices.  Looking forward, several factors are exerting downward pressure on steam coal prices, including lower demand for coal to generate electricity, lower natural gas prices, and concerns about the effects of recent and proposed U.S. Environmental Protection Agency (EPA) rules such at the Cross-State Air Pollution Rule and the Mercury and Air Toxics Standards rule. For information on recent and proposed environmental regulations, see Item 1. Business – Environmental and other Regulatory Matters – Environmental Laws and Regulations – The Clean Air Act for information on the Cross-State Air Pollution Rule and the Mercury and Air Toxics Standards rule, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The U.S. Energy Information Administration (EIA) forecasts that in 2012 electricity generation from coal will decline by almost 5% while generation from natural gas will increase by approximately 9%. The decline in coal fired electrical generation is due in part to near record low prices for natural gas. Production of natural gas from non-traditional sources such as shale has resulted in growing natural gas inventories and lower prices. At the end of February 2012, the EIA estimates that U.S. natural gas working inventories were at 2.44 trillion cubic feet, a seasonal record and approximately 41% higher than the same time in 2011. Due to record inventories, the EIA estimates that the 2012 average natural gas spot price will decline by almost $0.83 per MMBtu from the 2011 average spot price of $4.00 per MMBtu. The EIA forecasts that by 2013 natural gas spot prices will average $3.96 per MMBtu. The EIA forecasts that in 2013 coal’s share of power sector generation will increase by 3.8% as natural gas prices increase and coal prices fall slightly.

The weakness in the U.S. domestic coal market has been partially offset by strong U.S. coal exports. According to the EIA, in 2011, the U.S. exported 107 million short tons of coal, the highest since 1991, and is forecasted to export 99 million short tons in 2012 and 2013. The Central Appalachia region, which accounts for all of our shipments to international markets, was the primary beneficiary of the export market, largely due to Central Appalachia’s production of metallurgical coal. Steel production has continued to recover since the 2009 lows, which accounts for the increased demand for metallurgical coal. In addition, 2011 saw severe flooding in the Australian coal fields, which led to record high prices for U.S. exports of metallurgical coal. While we anticipate that the demand for metallurgical coal will continue to be strong in the future, we are seeing indications that 2012 pricing and demand will be weaker than in 2011.

In response to the lower prices and weaker demand for both steam and metallurgical coal, a number of publicly traded Central Appalachia producers have announced production cuts and layoffs. Because the Central Appalachia production market is fragmented with numerous small operators, it is difficult to quantify the total of Central Appalachia production cuts. At this time, we have not announced layoffs, instead choosing to manage production through reduced work schedules.

Long-term, we believe that the demand for coal worldwide will continue to be strong. The EIA’s 2011 International Energy Outlook (the 2011 International Outlook) forecasts that world net electricity generation will increase by 84% from 2008 to 2035. Much of that electricity demand will be driven by rising living standards in the undeveloped world, where 1.4 billion people still do not have access to electricity. Coal provides the largest share of world electricity generation and will continue to do so through 2035 according to the 2011 International Outlook. Although coal’s share of electricity generation is expected to decline, in absolute terms coal demand will increase. The 2011 International Outlook states that coal consumption worldwide is expected to increase by an average of 1.5% year-over-year through 2035. Coal consumption in countries outside the Organization for Economic Cooperation and Development is expected to grow on average 2.3% year-over-year. Much of the growth is expected to come from India and China. The 2011 International Outlook estimates that installed coal-fired generating capacity in China will nearly double from 2008 to 2035, and coal use in China’s industrial sector will grow by 67 percent. Between 2008 and 2035, India’s coal fired generating capacity is forecasted to rise by 72% while its industrial sector coal use increases by 94%. Our ability to capitalize on worldwide coal demand will depend on many factors beyond our control, such as transportation costs, supplies of competing coals and world economic conditions, among others.

In addition to coal prices and demand, our profitability is affected by our production costs, which have increased in recent years.  We expect the higher costs to continue for the next several years, due to a number of factors, including increased governmental regulations, high prices in worldwide commodity markets, and a highly competitive market for a limited supply of skilled mining personnel. See Item 1A of Part II “Risk Factors” for additional information on factors beyond our control that could affect our production costs.

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At March 31, 2012, we had $152.8 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $106.9 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $5.6 million. Surety bond costs have increased over time and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use cash collateral accounts and bank letters of credit to secure our obligations for post-mining reclamation, workers’ compensation programs, various insurance contracts and other obligations. As of March 31, 2012, we had $60.9 million of letters of credit outstanding.  The letters of credit are issued under our Revolver.

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

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 3.8% at December 31, 2011.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 3.8% to 3.3%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $2.6 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of March 31, 2012 was $71.4 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 4.3% at December 31, 2011. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate by 0.5% to 3.8%, all other things being equal, the present value of our black lung obligation would increase by approximately $4.6 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of March 31, 2012 was $59.5 million.

Defined Benefit Pension

We have in place a non-contributory defined benefit pension plan under which all benefits were frozen in 2007.  The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments with comparable maturities. At December 31, 2011, the discount rate used to determine the obligation was 4.2%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 4.2% to 3.7%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $6.3 million.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the period ended December 31, 2011.  Significant changes to these rates would introduce volatility to our pension expense.  Our accrued pension obligation as of March 31, 2012 was $28.4 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our asset retirement obligation liabilities consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. US GAAP requires that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is our estimate of our credit adjusted risk free rate. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under US GAAP, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. US GAAP recognizes that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of March 31, 2012 was $104.2 million.

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

We have a valuation allowance of $43.7 million against our gross deferred tax assets as of March 31, 2012.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Financial Statements – Note 1 – Summary of Significant Accounting Policies and Other Information – Recent Accounting Pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2012, all $585.8 million of our outstanding debt has a fixed interest rate and is not sensitive to changes in the general level of interest rates.  Our Revolver has floating interest rates based on our option of either the base rate or LIBOR rate.  As of March 31, 2012, we had no borrowings outstanding under the Revolver.  We currently do not use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments.  The percentage of our sales pursuant to long-term contracts was approximately 78% for the three months ended March 31, 2012.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 9, 2012, Triad Mining Inc., a subsidiary of the Company, agreed to settle an enforcement action by the EPA.  The EPA alleged that Triad conducted unpermitted excavation and filling of streams that flow into the White River in Indiana.  Under the settlement, Triad must enhance streams to address and mitigate the impact of its mining activities, create and maintain forested buffer areas and wetland to protect the restored streams, and pay an $810,171 civil penalty.  The settlement is part of a consent decree that was approved by the court on April 17, 2012.  The Company accrued for this settlement as of December 31, 2011 and paid the settlement amount on April 24, 2012.

ITEM 1A. RISK FACTORS

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

We derived 49% of our total revenues for the three months ended March 31, 2012 and 56% of our total revenues in 2011, from our electric utility customers.  Our remaining revenues was from industrial customers, including those in the steel industry that we provide metallurgical coal.

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

Our Central Appalachia mines generally ship coal via rail systems, ocean vessels and barges.  During the three months ended March 31, 2011, we shipped approximately 90% of our coal from our Central Appalachia mines via rail system, including coal that was transported by rail to export vessels.  In the Midwest, we shipped approximately 55% of our produced coal by truck and the remainder via the rail system or by barge.  We believe that our 2012 transportation modes will continue to be comparable to those used in 2011.  Our dependence upon railroads, third party trucking companies, ocean vessels and barges impacts our ability to deliver coal to our customers.  Disruption of service due to weather-related problems, mechanical difficulties, strikes, lockouts, bottlenecks and other events could temporarily impair our ability to supply coal to our customers, resulting in decreased shipments.  Decreased performance levels over longer periods of time could cause our customers to look elsewhere for their fuel needs, negatively affecting our revenues and profitability.

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

Complying with these requirements, including the terms of our permits, has had, and will continue to have, a significant effect on our costs of operations.  We could incur substantial costs, including clean-up costs, fines, civil or criminal sanctions and third party claims for personal injury or property damage as a result of violations of or liabilities under these laws and regulations.

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

Considerable and increasing government attention in the United States and other countries is being paid to reducing greenhouse gas emissions, including carbon dioxide (CO2) emissions from coal-fired power plants and methane emissions from mining operations. Although the United States has not ratified the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change (“UNFCCC”), which became effective for many countries in 2005 and establishes a binding set of emission targets for greenhouse gases, the United States is actively participating in various international initiatives within and outside of the UNFCCC process to negotiate developed and developing nation commitments for greenhouse gas emission reductions and related financing. For example, in December 2009, approximately 190 countries participated in the UNFCC meetings in Copenhagen. The participants “took note” of a non-binding accord under which participating nations would report their commitments to reduce greenhouse gas emissions. Under this non-binding framework, the U.S. committed to cut greenhouse gas emissions by 17% below 2005 levels by 2020, 42% below 2005 levels by 2030, and 83% below 2005 levels by 2050. Any international greenhouse gas agreement in which the United States participates, if at all, could adversely affect the price and demand for coal.

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

For discussion related to the Clean Water Act, see Item 1 “Business – Environmental and Other Regulatory Matters” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The processes required to mine coal may cause certain impacts or generate certain materials that might adversely affect the environment from time to time. The mining processes we use could cause us to become subject to claims for toxic torts, natural resource damages and other damages as well as for the investigation and clean-up of soil, surface water, groundwater, and other media. Such claims may arise, for example, out of conditions at sites that we currently own or operate, as well as at sites that we previously owned or operated, or may acquire. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire claim.

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

For the three months ended March 31, 2012, we generated approximately 15% of our total revenue from South Carolina Public Service Authority, 12% of our total revenue from Georgia Power Company and 11% of our total revenue from Rashtriya Ispat Nigam Limited. We expect to have delivered all coal under the current contract with South Carolina Public Service Authority in the second quarter of 2102. As of March 31, 2012, we had coal contracts with Georgia Power Company and Rashtriya Ispat Nigam Limited that expire in 2013. The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract. We could be materially adversely affected to the extent that we are unable to replace these expiring coal supply agreements with agreements providing similar profit margins or are unable to achieve prices comparable to previous periods if the contract specifies periodic pricing.

Many of our coal supply agreements contain provisions that permit adjustment of the contract price upward or downward at specified times. Failure of the parties to agree on a price under those provisions may allow either party to either terminate the contract or reduce the coal to be delivered under the contract. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by the customer or us for the duration of specified events beyond the control of the affected party. Most coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as:

•	British thermal units (Btus);
•	sulfur content;
•	ash content;
•	grindability;
•	ash fusion temperature;
•	reflectance; and
•	volatility.

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

Some of our coal supply contracts contain provisions that could require us to provide performance assurances if we experience a material adverse change or, under certain other contracts, if the customer believes our creditworthiness has become unsatisfactory. Generally, under such contracts, performance assurances are only required if the contract price per ton of coal is below the current market price of the coal. The performance assurances are generally provided by the posting of a letter of credit, cash collateral, other security, or a guaranty from a creditworthy guarantor. As of March 31, 2012, we have not received any requests from any of our customers to provide performance assurances. If we are required to post performance assurances on some or all of our contracts with performance assurances provisions, there could be a material adverse impact on our cash flows, results of operations or financial condition.

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

In addition to coal we produce from our Company-operated mines, we have mines that typically are operated by independent contract mine operators, and we purchase coal from third parties for resale. For 2012, we anticipate approximately 5% to 10% of our total production will come from mines operated by independent contract mine operators and from third party purchased coal sources. Operational difficulties, changes in demand for contract mine operators from our competitors and other factors beyond our control could affect the availability, pricing and quality of coal produced for us by independent contract mine operators. Disruptions in supply, increases in prices paid for coal produced by independent contract mine operators or purchased from third parties, or the availability of more lucrative direct sales opportunities for our purchased coal sources could increase our costs or lower our volumes, either of which could negatively affect our profitability.

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

Our total consolidated long-term debt as of March 31, 2012 was $585.8 million (net of discounts on our convertible notes of $91.7 million).  Our level of indebtedness could result in the following:

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
40

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

Our debt instruments impose a number of restrictions on us. A failure to comply with these restrictions could adversely affect our ability to borrow under our Revolver or result in an event of default under our other debt instruments. Our Revolver contains financial covenants that require us to maintain a minimum Consolidated Fixed Charge Coverage Ratio and limits on our capital expenditures. The Consolidated Fixed Charge Coverage Ratio covenant under our Revolver is only applicable if the sum of our unrestricted cash plus our availability under our Revolver falls below $35 million and would remain in effect until the sum of our unrestricted cash and availability under our Revolver exceeds $35 million for 90 consecutive days. Our Revolver limits the capital expenditures that we may make or agree to make in any fiscal year, but such limitation only will apply if the sum of our unrestricted cash plus our availability under our Revolver falls below $50 million for a period of 5 consecutive days and would remain in effect until the sum of our unrestricted cash and availability under our Revolver exceeds $50 million for 90 consecutive days. As of March 31, 2012, our unrestricted cash was $169.4 million and the unused availability under our Revolver was $39.1 million.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety and Health Data

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

May 3, 2012

