Form 10-Q
period 2012-06-30
James River Coal CO
filed 2012-08-09
CIK 1297720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes    ☐             No    ☒

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 20, 2012 was 35,888,611.

FORWARD-LOOKING INFORMATION

From time to time, we make certain comments and disclosures in reports and statements, including this report, or statements made by our officers, which may be forward-looking in nature. These statements are known as “forward-looking statements,” as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples include statements related to our future outlook, anticipated capital expenditures, projected cash flows and borrowings and sources of funding. We caution readers that forward-looking statements, including disclosures that use words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “intend,” “may,” “should,” “could,” “objective,” “plan,” “predict,” “project,” “target,” “will,” or their negatives and similar words or statements, are subject to certain risks, trends and uncertainties that could cause actual cash flows, results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from the expectations expressed or implied in such forward-looking statements. We have based any forward-looking statements we have made on our current expectations and assumptions about future events and circumstances that are subject to risks, uncertainties and contingencies that could cause results to differ materially from those discussed in the forward-looking statements, including, but not limited to:

•	our cash flows, results of operation or financial condition;

•	the consummation of acquisition, disposition or financing transactions and the effect thereof on our business;

•	our ability to successfully integrate International Resource Partners LP and its related entities;

•	governmental policies, regulatory actions and court decisions affecting the coal industry or our customers’ coal usage;

•	legal and administrative proceedings, settlements, investigations and claims;

•	our ability to obtain and renew permits necessary for our existing and planned operation in a timely manner;

•	environmental concerns related to coal mining and combustion and the cost and perceived benefits of alternative sources of energy;

•	inherent risks of coal mining beyond our control, including weather and geologic conditions or catastrophic weather-related damage;

•	our production capabilities;

•	availability of transportation;

•	our ability to timely obtain necessary supplies and equipment;

•	market demand for coal, electricity and steel;

•	competition including competition from alternative energy sources;

•	our relationships with, and other conditions affecting, our customers;

•	employee workforce factors;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	future economic or capital market conditions; and

•	our plans and objectives for future operations and expansion or consolidation.

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

Forward-looking statements speak only as of the date they are made. We disclaim any intent or obligation to update these forward-looking statements unless required by securities law, and we caution the reader not to rely on them unduly.

1

FORM 10-Q INDEX

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2012	December 31, 2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$164,835	199,711
Trade receivables	99,870	107,557
Inventories:
Coal	59,224	52,717
Materials and supplies	18,377	17,800
Total inventories	77,601	70,517
Prepaid royalties	8,809	8,465
Other current assets	9,387	11,461
Total current assets	360,502	397,711
Property, plant, and equipment, net	889,978	909,294
Goodwill	26,492	26,492
Restricted cash and short term investments (note 1)	29,579	29,510
Other assets	35,790	41,575
Total assets	$1,342,341	1,404,582
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$77,533	110,557
Accrued salaries, wages, and employee benefits	13,859	12,996
Workers' compensation benefits	9,200	9,200
Black lung benefits	2,512	2,512
Accrued taxes	5,680	7,563
Other current liabilities	23,308	27,861
Total current liabilities	132,092	170,689
Long-term debt, less current maturities	589,519	582,193
Other liabilities:
Noncurrent portion of workers' compensation benefits	63,100	60,721
Noncurrent portion of black lung benefits	57,894	56,152
Pension obligations	27,146	29,121
Asset retirement obligations	99,211	94,654
Other	13,287	14,390
Total other liabilities	260,638	255,038
Total liabilities	982,249	1,007,920
Commitments and contingencies (note 5)
Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	–	–
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 35,888,611 and 35,671,953 shares as of June 30, 2012 and December 31, 2011	359	357
Paid-in-capital	543,769	541,362
Accumulated deficit	(139,104)	(97,682)
Accumulated other comprehensive loss	(44,932)	(47,375)
Total shareholders' equity	360,092	396,662
Total liabilities and shareholders' equity	$1,342,341	1,404,582

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues
Coal sales revenue	$259,628	328,182	539,391	492,037
Freight and handling revenue	17,730	23,855	39,952	24,582
Total revenue	277,358	352,037	579,343	516,619
Cost of sales:
Cost of coal sold	224,314	264,108	461,203	396,927
Freight and handling costs	17,730	23,855	39,952	24,582
Depreciation, depletion and amortization	32,514	28,210	62,634	44,245
Total cost of sales	274,558	316,173	563,789	465,754
Gross profit	2,800	35,864	15,554	50,865
Selling, general and administrative expenses	15,266	14,811	30,832	24,181
Acquisition costs	–	3,859	–	8,504
Total operating income (loss)	(12,466)	17,194	(15,278)	18,180
Interest expense	13,527	15,607	26,912	23,458
Interest income	(171)	(128)	(385)	(183)
Charges associated with repayment of debt	–	740	–	740
Miscellaneous income, net	(90)	(181)	(433)	(302)
Total other expense, net	13,266	16,038	26,094	23,713
Net income (loss) before income taxes	(25,732)	1,156	(41,372)	(5,533)
Income tax expense	31	367	50	1,282
Net income (loss)	$(25,763)	789	(41,422)	(6,815)
Earnings (loss) per common share (note 6)
Basic earnings (loss) per common share	$(0.74)	0.02	(1.19)	(0.22)
Diluted earnings (loss) per common share	$(0.74)	0.02	(1.19)	(0.22)

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net income (loss)	$(25,763)	789	(41,422)	(6,815)
Other comprehensive income
Amortization of pension actuarial amount	835	198	1,671	395
Amortization of black lung actuarial amount	386	142	772	284
Tax impact of adjustments to accumulated other comprehensive income	–	(232)	–	(356)
Other comprehensive income	1,221	108	2,443	323
Comprehensive income (loss)	$(24,542)	897	(38,979)	(6,492)

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

(unaudited)

	Common stock shares	Common stock par value	Paid-in -capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
Balances, December 31, 2010	27,779	$278	324,705	(58,593)	(19,007)	247,383
Net loss	–	–	–	(39,089)	–	(39,089)
Other comprehensive loss	–	–	–	–	(28,368)	(28,368)
Issuance of common stock, net of offering costs of $9,171	7,648	76	170,469	–	–	170,545
Equity component of convertible debt offering, net of offering costs of $2,117 and deferred taxes of $24,427	–	–	42,174	–	–	42,174
Issuance of restricted stock awards, net of forfeitures	307	3	(3)	–	–	–
Repurchase of shares for tax withholding	(62)	–	(1,266)	–	–	(1,266)
Stock based compensation	–	–	5,283	–	–	5,283
Balances, December 31, 2011	35,672	357	541,362	(97,682)	(47,375)	396,662
Net loss	–	–	–	(41,422)	–	(41,422)
Other comprehensive income	–	–	–	–	2,443	2,443
Issuance of restricted stock awards, net of forfeitures	309	3	(3)	–	–	–
Repurchase of shares for tax withholding	(92)	(1)	(286)	–	–	(287)
Stock based compensation	–	–	2,696	–	–	2,696
Balances, June 30, 2012	35,889	$359	543,769	(139,104)	(44,932)	360,092

 See accompanying notes to consolidated financial statements

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(41,422)	(6,815)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion, and amortization	62,634	44,245
Accretion of asset retirement obligations	2,617	1,975
Amortization of debt discount and issue costs	8,667	6,383
Stock-based compensation	2,696	2,648
Deferred income tax benefit	–	2,236
Gain on sale or disposal of property, plant and equipment	(122)	–
Write-off of deferred financing costs	–	740
Changes in operating assets and liabilities:
Receivables	7,687	38,568
Inventories	(3,724)	(10,156)
Prepaid royalties and other current assets	1,730	(878)
Restricted cash	(69)	(6,010)
Other assets	4,417	(4,991)
Accounts payable	(33,024)	12,512
Accrued salaries, wages, and employee benefits	863	1,369
Accrued taxes	(2,170)	(21)
Other current liabilities	(4,691)	4,339
Workers' compensation benefits	2,379	1,937
Black lung benefits	2,514	1,881
Pension obligations	(304)	(971)
Asset retirement obligations	(96)	(2,123)
Other liabilities	(157)	(70)
Net cash provided by operating activities	10,425	86,798
Cash flows from investing activities:
Additions to property, plant, and equipment	(45,881)	(58,306)
Payment for acquisition, net of cash acquired	–	(515,962)
Proceeds from sale of property, plant and equipment	580	–
Net cash used in investing activities	(45,301)	(574,268)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	–	505,000
Repayment of long-term debt	–	(150,000)
Net proceeds from issuance of common stock	–	170,545
Debt issuance costs	–	(13,768)
Net cash provided by financing activities	–	511,777
Increase (decrease) in cash	(34,876)	24,307
Cash and cash equivalents at beginning of period	199,711	180,376
Cash and cash equivalents at end of period	$164,835	204,683

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

Restricted cash is stated at cost.  Restricted cash and short term investments consists of cash, cash equivalents and investments in bonds and certificate of deposits.  The Company intends to hold all investments held as restricted cash until maturity.  The restricted cash and short term investments are maintained in collateral accounts which provide the Company additional capacity under the Revolver to support its outstanding letters of credit (note 3) and to support the issuance of surety bonds.

Property, Plant, and Equipment, net

Property, plant and equipment are as follows (in thousands):

	June 30,	December 31,
	2012	2011
Property, plant, and equipment, at cost:
Land	$10,107	9,930
Mineral rights	618,717	618,605
Buildings, machinery and equipment	681,008	635,055
Mine development costs	56,522	56,555
Total property, plant, and equipment	1,366,354	1,320,145
Less accumulated depreciation, depletion, and amortization	476,376	410,851
Property, plant and equipment, net	$889,978	909,294

Other Current Liabilities

Other current liabilities are as follows (in thousands):

	June 30,	December 31,
	2012	2011
Accrued interest	$8,545	8,396
Current portion of asset retirement obligation	7,000	6,862
Accrued royalties	6,533	10,655
Other	1,230	1,948
	$23,308	27,861

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

	Three months ended June 30, 2011	Six months ended June 30, 2011
	(in thousands)
Total revenues
As reported	352,037	516,619
Pro forma	406,681	740,799

Net income (loss)
As reported	789	(6,815)
Pro forma	9,155	13,411

The amount of revenues and earnings attributable to IRP in the statements of operations for the three and six months ended June 30, 2011 and 2012 are not readily determinable, due to the consolidation of IRP’s operations into the Company’s existing operations, fulfillment of historical sales contracts between operations and various intercompany transactions.

(3)	Long Term Debt and Interest Expense

Long-term debt is as follows (in thousands):

	June 30, 2012	December 31, 2011
2019 Senior Notes	$275,000	$275,000
2018 Convertible Senior Notes, net of discount	170,722	166,821
2015 Convertible Senior Notes, net of discount	143,797	140,372
Revolver	–	–
Total long-term debt	$589,519	$582,193

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

2015 Convertible Senior Notes

In 2009, the Company issued $172.5 million of 4.5% convertible senior notes due on December 1, 2015 (the 2015 Convertible Senior Notes). The 2015 Convertible Senior Notes are shown net of a $28.7 million and a $32.1 million discount as of June 30, 2012 and December 31, 2011, respectively. The discount on the 2015 Convertible Senior Notes relates to the $44.8 million of the proceeds that were allocated to the equity component of the 2015 Convertible Senior Notes at issuance, resulting in an effective interest rate of 10.2%. The 2015 Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 38.7913 shares of the Company’s common stock per $1,000 principal amount of the 2015 Convertible Senior Notes, representing an initial conversion price of approximately $25.78 per share of the Company’s stock. Interest on the 2015 Convertible Senior Notes is paid semi-annually.

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

2018 Convertible Senior Notes

In 2011, the Company issued $230.0 million of 3.125% convertible senior notes due on March 15, 2018 (the 2018 Convertible Senior Notes). The 2018 Convertible Senior Notes are shown net of a $59.3 million and a $63.2 million discount as of June 30, 2012 and December 31, 2011, respectively.  The discount on the 2018 Convertible Senior Notes relates to the $68.7 million of the proceeds that were allocated to the equity component of the 2018 Convertible Senior Notes at issuance, resulting in an effective interest rate of 8.9%. The 2018 Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 32.7332 shares of the Company’s common stock per $1,000 principal amount of 2018 Convertible Senior Notes, representing an initial conversion price of approximately $30.55 per share of the Company’s stock. Interest payments on the 2018 Convertible Senior Notes are required semi-annually.

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

The Revolver provides that the Company can use the Revolver availability to issue letters of credit. The Revolver provides for a 3.5% fee on any outstanding letters of credit issued under the Revolver and a 0.5% fee on the unused portion of the Revolver. The Revolver requires certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Revolver includes financial covenants that require the Company to maintain a minimum Fixed Charge Coverage Ratio and limit capital expenditures, each as defined by the agreement. The minimum Fixed Charge Coverage Ratio is only applicable if the sum of the Company’s unrestricted cash plus the availability under the Revolver falls below $35.0 million and would remain in effect until the sum of the Company’s unrestricted cash plus the availability under the Revolver exceeds $35.0 million for 90 consecutive days. The limit on capital expenditures is only applicable if the Company’s unrestricted cash plus the availability under the Revolver falls below $50.0 million for a period of 5 consecutive days and would remain in effect until the Company’s unrestricted cash plus the availability under the Revolver exceeds $50.0 million for 90 consecutive days. These financial covenants were not applicable for the six months ended June 30, 2012.

As of June 30, 2012, the Company had used $59.4 million of the $86.5 million then available under the Revolver to secure outstanding letters of credit. As of June 30, 2012, the Company had $21.0 million of cash in a restricted cash collateral account to ensure that the Company has adequate capacity under the Revolver to support its outstanding letters of credit.

Interest Expense and Other

During the three and six months ended June 30, 2012, the Company made cash interest payments of $14.7 million and $18.3 million respectively. During the three and six months ended June 30, 2011, the Company made cash interest payments of $10.9 million.

The Company was in compliance with all of the financial covenants under its outstanding debt instruments as of June 30, 2012.

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

(4)	Equity

Equity Based Compensation

The following table highlights the expense related to share-based payment for the periods ended June 30 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Restricted stock	$1,283	1,394	2,556	2,492
Stock options	65	76	140	156
Stock based compensation	$1,348	1,470	2,696	2,648

The following is a summary of activity related to restricted stock and stock option awards for the six months ended June 30, 2012:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
	Number of	Fair Value	Number of	Exercise
	Shares	at Issue	Shares	Price
December 31, 2011	965,626	$18.84	311,000	$16.80
Granted	316,185	5.36	20,000	5.36
Vested/Exercised	(271,552)	17.36	–	–
Canceled	(7,000)	18.71	–	–
June 30, 2012	1,003,259	14.99	331,000	16.11

(5)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $59.4 million as of June 30, 2012 to guarantee performance under certain contractual arrangements.  The letters of credit have been issued under the Revolver (note 3).

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Basic earnings (loss) per common share:
Net income (loss)	$(25,763)	$789	$(41,422)	$(6,815)
Income allocated to participating securities	–	(21)	–	–
Net income (loss) available to common shareholders	$(25,763)	$768	$(41,422)	(6,815)

Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	34,771	34,630	34,741	30,931
Dilutive effect of unvested restricted stock (participating securities)	–	966	–	–
Dilutive effect of stock options	–	74	–	–
Diluted number of common shares and common equivalent shares outstanding	34,771	35,670	34,741	30,931

Basic earnings (loss) per common share	$(0.74)	$0.02	$(1.19)	$(0.22)

Diluted net income (loss) per common share:
Net income (loss)	$(25,763)	$789	$(41,422)	$(6,815)
Income (loss) allocated to participating securities	–	–	–	–
Net income (loss) available to potential common shareholders	$(25,763)	$789	$(41,422)	$(6,815)

Diluted earnings (loss) per common share	$(0.74)	$0.02	$(1.19)	$(0.22)

For periods in which there was a loss, the Company excludes from its diluted loss per common share calculation options to purchase shares and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per common share.   The excluded instruments would have increased the diluted weighted average number of common and common equivalent shares outstanding by approximately 1.1 million for the three months ended June 30, 2012 and by approximately 1.1 million and 1.0 million for the six months ended June 30, 2012 and 2011, respectively.  In addition, in periods of net losses, the Company has not allocated any portion of such losses to participating securities holders for its basic loss per common share calculation as such participating securities holders are not contractually obligated to fund such losses.

The Company’s 2015 and 2018 Convertible Senior Notes are convertible at the option of the holders upon the occurrence of certain events (note 3).  As of June 30, 2012, none of the convertible senior notes had reached the specified thresholds for conversion.

(7)	Pension Expense

The Company has in place a defined benefit pension plan under which all benefits were frozen in 2007.  The components of net periodic benefit cost are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest cost	$886	910	1,770	1,821
Expected return on plan assets	(1,049)	(1,070)	(2,097)	(2,139)
Recognized net actuarial loss	835	198	1,671	395
Net periodic cost	$672	38	1,344	77

(8)	Pneumoconiosis (Black Lung) Benefits

The components of net periodic benefit costs for black lung benefits are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$639	456	1,278	912
Interest cost	612	597	1,224	1,195
Amortization of actuarial losses	386	142	772	284
Net periodic benefit cost	$1,637	1,195	3,274	2,391

(9)	Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information. As of June 30, 2012 and December 31, 2011, except for long-term debt obligations, the carrying amounts of all financial instruments approximate their fair values due to their short maturities.

The carrying values and fair values of our long-term debt are as follows (in thousands)

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Senior Notes	$275,000	$138,325	$275,000	$207,625
2015 Convertible Senior Notes (excludes discount)	172,500	60,375	172,500	137,569
2018 Convertible Senior Notes (excludes discount)	230,000	62,100	230,000	135,976

The fair value of our senior notes and convertible senior notes are based on available market data at the date presented. The carrying value of the convertible senior notes reflected in long-term debt in the table above reflects the full face amount and has been adjusted in the Condensed Consolidated Balance Sheets for a discount related to the convertible feature (note 3).

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total revenues
CAPP	$250,236	$323,792	526,320	461,377
Midwest	27,122	28,245	53,023	55,242
Corporate	–	–	–	–
Total	$277,358	$352,037	579,343	516,619

Depreciation, depletion and amortization
CAPP	$28,674	$25,199	$55,167	38,251
Midwest	3,816	2,998	7,430	5,967
Corporate	24	13	37	27
Total	$32,514	$28,210	62,634	44,245

Total operating income (loss)
CAPP	$(7,295)	$27,082	$(2,239)	38,725
Midwest	226	467	(2,299)	(898)
Corporate	(5,397)	(10,355)	(10,740)	(19,647)
Total	$(12,466)	$17,194	(15,278)	18,180

Net earnings (loss) (1)
CAPP	$(7,295)	$27,082	(2,239)	38,725
Midwest	226	467	(2,299)	(898)
Corporate	(18,694)	(26,760)	(36,884)	(44,642)
Total	$(25,763)	$789	(41,422)	(6,815)

(1) Income and expense items that are not included in operating income (loss) are not allocated to the segments.

	June 30,	December 31,
	2012	2011
Total Assets
CAPP	$1,206,089	$1,232,029
Midwest	117,462	122,290
Corporate	18,790	50,263
Total	$1,342,341	$1,404,582

Goodwill
CAPP	$–	–
Midwest	26,492	26,492
Corporate	–	–
Total	$26,492	26,492

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

Overview

We mine, process and sell thermal and metallurgical coal through eight active mining complexes located throughout eastern Kentucky, southern West Virginia and southern Indiana. The majority of our metallurgical coal was obtained in the April 18, 2011 acquisition (the IRP Acquisition) of International Resource Partners LP and its subsidiary companies (collectively IRP).  We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)).  We derived 45% of our total revenues in the six months ended June 30, 2012, from coal sales to electric utility customers and the remaining 55% from coal sales (including metallurgical coal) to industrial and other customers. For the six months ended June 30, 2012, our mines produced 5.3 million tons of coal (including 0.3 million tons of contract coal) and we purchased another 0.8 million tons for resale. Of the 5.3 million tons produced from Company mines, approximately 65% came from underground mines, while the remaining 35% came from surface mines. In the six months ended June 30, 2012, we generated total revenues of $579.3 million and had a net loss of $41.4 million.

CAPP Segment

In Central Appalachia, our thermal coal sales are primarily to customers in the southern portion of the South Atlantic region of the United States.  The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware. Our metallurgical coal is sold primarily to steel companies in North America, South America, Europe, Asia and Africa. Approximately 37% of our total CAPP segment revenues in the six months ended June, 2012 were derived from sales made outside the United States, including Brazil, Canada, France, Germany, India and United Kingdom.  For the six months ended June 30, 2012, our CAPP mines produced 4.2 million tons of coal (including 0.3 million tons of contract coal) and we purchased another 0.8 million tons for resale. Of the 4.2 million tons produced from our CAPP mines, 75% came from underground mines, while the remaining came from surface mines. For the six months ended June 30, 2012, we shipped 4.8 million tons of coal and generated coal sale revenues of $488 million from our CAPP segment. For the six months ended June 30, 2012, Georgia Power Company, Rashtriya Ispat Nigam Limited, US Steel and South Carolina Public Service Authority, were our largest customers, representing approximately 12%, 12%, 11% and 11% of our total revenues, respectively.  No other CAPP customer accounted for more than 10% of our total revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the six months ended June 30, 2012, our Midwest mines produced approximately 1.2 million tons of coal. Of the Midwest tons produced, 72% came from surface mines, while the remaining came from underground mines. For the six months ended June 30, 2012, we shipped 1.2 million tons of coal and generated coal sale revenues of $52 million from our Midwest segment. No Midwest customer accounted for more than 10% of our total revenues.

Results of Operations

Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011

Revenues

The following tables show volume and revenue information by segment (in thousands, except per ton amounts).

	Three Months Ended
	June 30,
	2012	2011	Change
Volume shipped (tons)
CAPP tons
Steam	1,412	1,893	-25%
Metallurgical	897	727	23%
Total CAPP tons	2,309	2,620	-12%
Midwest steam tons	601	641	-6%
Total volume shipped	2,910	3,261	-11%

	Three Months Ended June 30,
	2012		2011		Change
Revenues	Total	Per Ton	Total	Per Ton	Total
Coal sales revenue
CAPP steam	$117,229	83.02	169,977	89.79	-31%
CAPP metallurgical	115,581	128.85	130,499	179.50	-11%
Total CAPP coal sales revenue	232,810	100.83	300,476	114.69	-23%
Midwest steam	26,818	44.62	27,706	43.22	-3%
Total coal sales revenue	259,628	89.22	328,182	100.64	-21%
Freight and handling revenue
CAPP	17,426	7.55	23,316	8.90	-25%
Midwest steam	304	0.51	539	0.84	-44%
Total freight and handling revenue	17,730	6.09	23,855	7.32	-26%
Total revenue	277,358	95.31	352,037	107.95	-21%

Total tons shipped during the three months ended June 30, decreased by 11% in 2012 as compared to 2011.   Coal sales revenue for the three months ended June 30, decreased 21% in 2012 as compared to 2011. The decrease in tons shipped and coal sales revenue was primarily related to a lower average sales price in the CAPP region for both steam and metallurgical coal and a decrease in tons shipped of steam coal in the CAPP region attributed to lower demand.

Freight and handling revenue consists of shipping and handling costs invoiced to coal customers and paid to third-party carriers. These revenues are directly offset by freight and handling costs.

Operating and Other Costs

The following tables show selected costs in total and by segment (in thousands, except per ton amounts).

	Three Months Ended June 30,
	2012		2011		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	2,910		3,261

Cost of coal sold	$224,314	77.08	264,108	80.99	-15%
Freight and handling costs	17,730	6.09	23,855	7.32	-26%
Depreciation, depletion and amortization	32,514	11.17	28,210	8.65	15%
Selling, general and administrative	15,266	5.25	14,811	4.54	3%
Acquisition costs	–	–	3,859	1.18	-100%
Interest expense	13,527	4.65	15,607	4.79	-13%

	Three months ended June 30,
	2012			2011
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$202,476	21,838	–	240,794	23,314	–
Per ton	87.69	36.34	–	91.91	36.37	–

Freight and handling costs	17,426	304	–	23,316	539	–
Per ton	7.55	0.51	–	8.90	0.84	–

Depreciation, depletion and amortization	28,674	3,816	24	25,199	2,998	13
Per ton	12.42	6.35	–	9.62	4.68	–

Cost of Coal Sold

For the three months ended June 30, the cost of coal sold, excluding depreciation, depletion and amortization, decreased from $264.1 million in 2011 to $224.3 million in 2012.  Our cost per ton of coal sold in the CAPP region decreased from $91.91 per ton in the 2011 period to $87.69 per ton in the 2012 period.  This decrease was primarily due to a decrease in the volume of metallurgical coal purchased from third parties in the 2012 period as compared to 2011. Our costs continue to be impacted by lower productivity due to increased federal and state regulatory scrutiny, a decrease in tons produced in response to market conditions and an increase in commodity prices.   For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest decreased $0.03 to $36.34 per ton in the 2012 period as compared to the 2011 period.

Freight and handling costs

Freight and handling costs decreased due to a decrease in metallurgical tons shipped in the three months ended June 30, 2012 as compared to the 2011 period.

Depreciation, depletion and amortization

For the three months ended June 30, depreciation, depletion and amortization increased from $28.2 million in the 2011 period to $32.5 million in the 2012 period.  In the CAPP region, depreciation, depletion and amortization increased $3.5 million to $28.7 million, which is primarily due to the depreciation, depletion and amortization on the fixed assets acquired from IRP. In 2012, the assets were held for the full period while they were held for only a portion of the 2011 period. This increase was offset by a $3.4 million decrease in the amortization on the contracts acquired from IRP. In the Midwest, depreciation, depletion and amortization increased $0.8 million to $3.8 million attributed to a higher asset base in the 2012 period as compared to 2011.

Selling, general and administrative

For the three months ended June 30, selling, general and administrative expenses increased from $14.8 million in the 2011 period to $15.3 million in the 2012 period. The increase includes a $1.0 million increase in legal, permitting and bonding expenses offset by a $0.7 million decrease in salaries and benefits costs.

Interest Expense

For the three months ended June 30, interest expense decreased from $15.6 million in 2011 to $13.5 million in 2012. The decrease was the result the redemption in full of our 2012 Senior Notes in June 2011. Interest expense for the three months ended June, 2012 and 2011 includes $4.4 million and $4.3 million, respectively, related to the amortization of debt discounts and debt issuance costs.

Income Taxes

Our effective tax rate for the three months ended June 30, 2012 was (0.1)% and our effective tax rate for the three months ended June 30, 2011 was 31.7%.   For the three months ended June 30, 2012, our effective income tax rate was impacted primarily by the amount of the valuation allowance recorded.  For the three months ended June 30, 2011, our effective income tax rate was impacted primarily by a change in state tax rates as a result of the IRP Acquisition and the effects of percentage depletion. Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate. Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations. The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.” As of June 30, 2012, we had a $53.8 million valuation allowance against gross deferred tax assets.

Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

Revenues

The following tables show volume and revenue information by segment (in thousands, except per ton amounts).

	Six Months Ended
	June 30,
	2012	2011	Change
Volume shipped (tons)
CAPP tons
Steam	3,176	3,274	-3%
Metallurgical	1,625	761	114%
Total CAPP tons	4,801	4,035	19%
Midwest steam tons	1,160	1,299	-11%
Total volume shipped	5,961	5,334	12%

	Six Months Ended June 30,
	2012		2011		Change
Revenues	Total	Per Ton	Total	Per Ton	Total
Coal sales revenue
CAPP steam	$269,095	84.73	303,417	92.67	-11%
CAPP metallurgical	218,755	134.62	134,644	176.93	62%
Total CAPP coal sales revenue	487,850	101.61	438,061	108.57	11%
Midwest steam	51,541	44.43	53,976	41.55	-5%
Total coal sales revenue	539,391	90.49	492,037	92.25	10%
Freight and handling revenue
CAPP	38,470	8.01	23,316	5.78	65%
Midwest steam	1,482	1.28	1,266	0.97	17%
Total freight and handling revenue	39,952	6.70	24,582	4.61	63%
Total revenue	579,343	97.19	516,619	96.85	12%

Total tons shipped during the six months ended June 30, increased by 12% in 2012 as compared to 2011.   Coal sales revenue for the six months ended June 30, increased 10% in 2012 as compared to 2011. The increase in tons shipped and coal sales revenue (including the change in mix to include metallurgical coal) was primarily related to the increase in metallurgical coal shipments and revenues that resulted from the IRP Acquisition in April 2011. These increases were offset by a lower average sales price in the CAPP region and a decrease in steam tons shipped attributed to lower demand.

Freight and handling revenue consists of shipping and handling costs invoiced to coal customers and paid to third-party carriers. These revenues are directly offset by freight and handling costs.

Operating and Other Costs

The following tables show selected costs in total and by segment (in thousands, except per ton amounts).

	Six Months Ended June 30,
	2012		2011		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	5,961	5,334
Cost of coal sold	$461,203	77.37	396,927	74.41	16%
Freight and handling costs	39,952	6.70	24,582	4.61	63%
Depreciation, depletion and amortization	62,634	10.51	44,245	8.29	42%
Selling, general and administrative	30,832	5.17	24,181	4.53	28%
Acquisition costs	–	–	8,504	1.59	-100%
Interest expense	26,912	4.51	23,458	4.40	15%

	Six months ended June 30,
	2012			2011
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$416,305	44,898	–	349,493	47,434	–
Per ton	86.71	38.71	–	86.62	36.52	–

Freight and handling costs	38,470	1,482	–	23,316	1,266	–
Per ton	8.01	1.28	–	5.78	0.97	–

Depreciation, depletion and amortization	55,167	7,430	37	38,251	5,967	27
Per ton	11.49	6.41	–	9.48	4.59	–

Cost of Coal Sold

For the six months ended June 30, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $396.9 million in 2011 to $461.2 million in 2012.  Our total costs in the CAPP region are impacted by the increased costs as a result of the IRP Acquisition which occurred in April 2011. Our cost per ton of coal sold in the CAPP region increased from $86.62 per ton in the 2011 period to $86.71 per ton in the 2012 period.  Our costs continue to be impacted by lower productivity due to increased federal and state regulatory scrutiny, a decrease in tons produced in response to market conditions and an increase in commodity prices.   For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest increased $2.19 per ton to $38.71 per ton in the 2012 period as compared to the 2011 period.  The major components of this increase include an increase in variable costs of $1.84 per ton and labor and benefit costs of $1.21 per ton offset by a decrease in trucking costs of $1.18 per ton.

Freight and handling costs

Freight and handling costs increased due to a higher volume of metallurgical shipments in the six months ended June 30, 2012 as compared to the same period in 2011. The Company had no metallurgical shipments prior to the IRP Acquisition in April 2011.

Depreciation, depletion and amortization

For the six months ended June 30, depreciation, depletion and amortization increased from $44.2 million in the 2011 period to $62.6 million in the 2012 period.  In the CAPP region, depreciation, depletion and amortization increased $16.9 million to $55.2 million, which is primarily due to the increase in the asset base as a result of IRP Acquisition. In the Midwest, depreciation, depletion and amortization increased $1.5 million to $7.4 million, which is primarily due to a higher asset base in the 2012 period as compared to 2011.

Selling, general and administrative

For the six months ended June 30, selling, general and administrative expenses increased from $24.2 million in the 2011 period to $30.8 million in the 2012 period, which is primarily due to increased selling, general and administrative expenses as a result of the IRP Acquisition.

Interest Expense

For the six months ended June 30, interest expense increased from $23.5 million in 2011 to $26.9 million in 2012. The increase was the result of the issuance of our 2018 Convertible Senior Notes and 2019 Senior Notes in March 2011, offset by the redemption in full of our 2012 Senior Notes in June 2011. Interest expense for the six months ended June 30, 2012 and 2011 includes $8.7 million and $6.4 million, respectively, related to the amortization of debt discounts and debt issuance costs.

Income Taxes

Our effective tax rate for the six months ended June 30, 2012 was (0.1)% and our effective tax rate for the six months ended June 30, 2011 was (23.2)%.   For the six months ended June 30, 2012, our effective income tax rate was impacted primarily by the amount of the valuation allowance recorded. For the six months ended June 30, 2011, our effective income tax rate was impacted primarily by a change in estimated book to tax differences, a change in state tax rates as a result of the IRP Acquisition and the effects of percentage depletion. Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate. Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations. The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.” As of June 30, 2012, we had a $53.8 million valuation allowance against gross deferred tax assets.

Liquidity and Capital Resources

The following chart reflects the components of our debt (in thousands):

	June 30, 2012	December 31, 2011
2019 Senior Notes	$275,000	$275,000
2018 Convertible Senior Notes, net of discount	170,722	166,821
2015 Convertible Senior Notes, net of discount	143,797	140,372
Revolver	–	–
Total long-term debt	$589,519	$582,193

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

As of June 30, 2012, we had used $59.4 million of the $86.5 million then available under the Revolver to secure outstanding letters of credit.

We were in compliance with all of the financial covenants under our outstanding debt instruments as of June 30, 2012.  We cannot assure you that we will remain in compliance in subsequent periods.  If necessary, we will consider seeking a waiver or other alternatives to remain in compliance with the covenants.  For more detail regarding the covenants under the Facilities, see Part II - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.”

Liquidity

As of June 30, 2012, we had total liquidity of approximately $191.9 million, consisting of $27.1 million of unused borrowing capacity under the Revolver and $164.8 million of cash and cash equivalents (excluding restricted cash and short term investments). As of June 30, 2012, we had used $59.4 million of the availability under the Revolver to secure outstanding letters of credit.

Net cash from operating activities reflects net income (loss) adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash provided by operating activities was $10.4 million and $86.8 million for the six months ended June 30, 2012 and 2011, respectively. We had a net loss of $41.4 million in the six months ended June 30, 2012 as compared to net loss of $6.8 million in the six months ended June 30, 2011. In reconciling our net loss to cash provided by operating activities, $76.4 million was added for non cash charges during 2012, as compared to $58.2 million added during 2011.  During 2012, our net loss, as adjusted for non cash charges, was decreased by $24.6 million as a result of changes in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2012 included a $33.0 million decrease in accounts payable. This change in our accounts payable is primarily due to the timing of payments to vendors associated with export shipments. During 2011, our net loss, as adjusted for non cash charges, was increased by $35.4 million as a result of changes in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2011 included a $38.6 million decrease in receivables and a $10.2 million increase in inventories.

Net cash used in investing activities decreased by $529.0 million to $45.3 million for the six months ended June 30, 2012 as compared to the same period in 2011, which reflects payment for the IRP Acquisition, net of cash acquired of $516.0 million. Capital expenditures for property, plant and equipment decreased $12.4 million to $45.9 million for the six months ended June 30, 2012 as compared to the same period in 2011. Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations. Additionally, during the six months ended June 30, 2012 and 2011, our capital expenditures included approximately $3.4 million and $9.9 million, respectively, for safety mandates and new mine and infrastructure development.

We had no financing activities for the six months ended June 30, 2012. Net cash provided by financing activities was $511.7 million for the six months ended June 30, 2011 and consists of $491.2 million of net proceeds from the issuance of the 2019 Senior Notes and the 2018 Convertible Senior Notes net of debt issuance costs, and $170.5 million of net proceeds from the issuance of common stock which were offset by $150.0 million used to repay the 2012 Senior Notes.

Our primary source of cash is expected to be sales of coal to our utility, industrial and steel customers. We currently have approximately 3.5 million tons of coal committed for sale to our utility and industrial customers at an average price of approximately $58.41 per ton for 2013. The committed tons include 2.2 million tons in our Midwest segment and 1.3 million tons in our CAPP segment. Our metallurgical coal sales are normally priced on an annual or quarterly basis and accordingly, we have not entered into commitments for both price and quantity for these tons. The price of coal received can change dramatically based on market factors and will directly affect this source of cash.   Our primary uses of cash include the payment of ordinary mining expenses to mine coal, capital expenditures, scheduled debt and interest payments and benefit payments. Ordinary mining expenses are driven by the cost of supplies, including steel prices and diesel fuel. Benefit payments include payments for workers’ compensation and black lung benefits paid over the lives of our employees as the claims are submitted. We are required to pay these when due, and are not required to set aside cash for these payments. We have posted surety bonds secured by letters of credit or issued letters of credit with state regulatory departments to guarantee these payments.  We believe that our Revolver provides us with the ability to meet the necessary bonding requirements.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through June 30, 2012, we estimate that, as of June 30, 2012, we controlled approximately 317.6 million tons of proven and probable coal reserves in the CAPP region and 39.2 million tons in the Midwest region.  The following table provides additional information regarding changes to our reserves for the six months ended June 30, 2012 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2011 (1)	322.4	40.4	362.8
Coal Extracted	(4.2)	(1.2)	(5.4)
Acquisitions (2)	0.2	–	0.2
Adjustments (3)	(0.8)	–	(0.8)
Divesture (4)	–	–	–
Proven and Probable Reserves, as of June 30, 2012 (1)	317.6	39.2	356.8

1)	Calculated in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A. Proven reserves have the highest degree of geologic assurance and are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves have a moderate degree of geologic assurance and are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. This reserve information reflects recoverable tonnage on an as-received basis with 5.5% moisture.

2)	Represents estimated reserves on leases entered into or properties acquired during the relevant period. We calculated the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A.

3)	Represents changes in reserves due to additional information obtained from exploration activities, production activities or discovery of new geologic information. We calculated the adjustments to the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A.

4)	Represents changes in reserves due to expired or transferred leases.

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

Trends and Uncertainties In Our Business

Coal prices continue to suffer from a mixture of lower natural gas prices, increased government regulation, the global economic slowdown, and an unseasonably warm winter in the United States.

Near term, historically low natural gas prices have increased natural gas’ share of electricity production. Production of natural gas from non-traditional sources such as shale has resulted in growing natural gas inventories and lower prices. Due to record inventories, the U.S. Energy Information Administration (EIA) estimates that the 2012 average natural gas spot price, which was $4.00 per MMBtu in 2011, will average $2.58 per MMBtu in 2012. The EIA forecasts that by 2013 natural gas spot prices will average $3.22 per MMBtu. By comparison, the average spot price for natural gas in 2008 was $8.86 per MMBtu.

In recent months, the price of natural gas has rebounded from its April 2012 low of $1.95 per MMBtu, averaging $2.46 per MMBtu in June. Natural gas prices should continue to increase due to reductions in the number of natural gas rigs operating, which are currently near their lowest levels since 1999, curbed production from less-profitable “dry” natural gas wells, and what has thus far in 2012 been record or near record heat for much of the country.

The EIA forecasts that in 2012 electricity generation from coal will decline by almost 14% while generation from natural gas will increase by approximately 23%. The EIA forecasts that the year-over-year gains for natural gas should slow and then reverse as higher natural gas prices, along with record coal inventories, encourage utilities to increase their utilization of coal-fired power plants. Coal’s share of electricity generation is forecasted to rise by 1.3% in 2013, in comparison to a 1% decline for natural gas.

The weakness in the U.S. domestic coal market has been partially offset by strong U.S. coal exports. According to the EIA, in 2011, the U.S. exported 107 million short tons of coal, the highest since 1991, and is forecasted to export 112 million short tons in 2012. The Central Appalachia region, which accounts for all of our shipments to international markets, was the primary beneficiary of the export market, largely due to Central Appalachia’s production of metallurgical coal. Steel production has continued to recover since the 2009 lows, which accounts for the increased demand for metallurgical coal. While we anticipate that the demand for metallurgical coal will continue to be strong in the future, the uncertainty in Europe and slowing economies in China, India and Brazil have reduced near-term pricing and demand.

In response to the lower prices and weaker demand for both steam and metallurgical coal, a number of publicly traded Central Appalachia producers have announced production cuts and layoffs. Because the Central Appalachia production market is fragmented with numerous small operators, it is difficult to quantify the total of Central Appalachia production cuts. To address the weak market for coal, we have primarily managed our production through a reduction in work schedules and idling of certain mines.

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At June 30, 2012, we had $149.2 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $103.5 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $5.4 million. Surety bond costs have increased over time and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use cash collateral accounts and bank letters of credit to secure our obligations for post-mining reclamation, workers’ compensation programs, various insurance contracts and other obligations. As of June 30, 2012, we had $59.4 million of letters of credit outstanding.  The letters of credit are issued under our Revolver.

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

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 3.8% at December 31, 2011.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 3.8% to 3.3%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $2.6 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of June 30, 2012 was $72.3 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 4.3% at December 31, 2011. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate by 0.5% to 3.8%, all other things being equal, the present value of our black lung obligation would increase by approximately $4.6 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of June 30, 2012 was $60.4 million.

Defined Benefit Pension

We have in place a non-contributory defined benefit pension plan under which all benefits were frozen in 2007.  The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments with comparable maturities. At December 31, 2011, the discount rate used to determine the obligation was 4.2%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 4.2% to 3.7%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $6.3 million. The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the period ended December 31, 2011.  Significant changes to these rates would introduce volatility to our pension expense.  Our accrued pension obligation as of June 30, 2012 was $27.1 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our asset retirement obligation liabilities consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. US GAAP requires that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is our estimate of our credit adjusted risk free rate. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under US GAAP, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. US GAAP recognizes that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of June 30, 2012 was $106.2 million.

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

We have a valuation allowance of $53.8 million against our gross deferred tax assets as of June 30, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2012, all $589.5 million of our outstanding debt has a fixed interest rate and is not sensitive to changes in the general level of interest rates.  Our Revolver has floating interest rates based on our option of either the base rate or LIBOR rate.  As of June 30, 2012, we had no borrowings outstanding under the Revolver.  We currently do not use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments.  The percentage of our sales pursuant to long-term contracts was approximately 76% for the six months ended June 30, 2012.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived 45% of our total revenues for the six months ended June 30, 2012 and 56% of our total revenues in 2011, from our electric utility customers.  Our remaining revenue was from industrial customers, including those in the steel industry that we provide metallurgical coal.

We compete with coal producers in the United States and overseas for domestic and international sales. Demand for our coal and the prices that we will be able to obtain primarily will depend upon coal consumption patterns of the electric utility industry and the worldwide steel industry. Consumption by the utility industry is affected by the demand for electricity, environmental and other governmental regulations, technological developments and the price of competing coal and alternative fuel supplies including nuclear, natural gas, oil and renewable energy sources, including hydroelectric power. In particular, coal fired electrical generation faces strong competition from natural gas as historically low natural gas prices have dramatically increased natural gas’ share of electrical generation. Gas-fired electrical generation has the potential to continue displacing coal-fired electrical generation due in part to increased natural gas supply from shale formations resulting in lower natural gas prices and environmental regulations that tend to favor natural gas over coal.

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

Ongoing uncertainty in European economies and slowing economies in China, India and Brazil have reduced and may continue to reduce near-term pricing and demand for coal exported from the United States.

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

As a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, 549 U.S. 497 (2007), finding that greenhouse gases fall within the Clean Air Act definition of “air pollutant,” the EPA was required to determine whether emissions of greenhouse gases “endanger” public health or welfare. In December 2009, the EPA published an “Endangerment Finding” stating that current and projected concentrations of carbon dioxide and five other greenhouse gases in the atmosphere threaten the public’s health and welfare. The EPA’s Endangerment Finding was challenged in federal court by numerous states (see, Coalition for Responsible Regulation, Inc. et al. v. EPA); however, on June 26, 2012, the U.S. District Court of Appeals for the District of Columbia ruled in favor of the EPA, validating the EPA’s Endangerment Finding and enabling the EPA to proceed with a broad regulatory program for the control of greenhouse gas emissions, including carbon dioxide emissions. The EPA has recently completed several rulemaking actions indicating its intent to limit greenhouse gas emissions, including, among others, a final greenhouse gas reporting rule for certain major stationary source permitting programs, final regulations to control greenhouse gas emissions from light duty vehicles, proposed regulations limiting carbon dioxide emissions from new, modified and reconstructed power plants, and a final “tailoring” rule explaining how it would implement the Clean Air Act’s Title V and prevention of significant deterioration permitting programs with respect to greenhouse gas emissions from major stationary sources.

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

In 2009, the EPA announced publicly that it will exercise its statutory right to more actively review Section 404 permitting actions by the COE. In the third quarter of 2009, the EPA announced that it would further review 79 surface mining permit applications, including four of our permits. These 79 permits were identified as likely to impact water quality and therefore required additional review under the Clean Water Act. EPA oversight could further delay and/or restrict the issuance of such permits, either of which events could have an adverse impact on our planned mining operations.

More recently, the EPA announced acceptable levels for the conductivity of water in streams receiving discharge from permitted coal mining sites in a six-state area of Central Appalachia, including Kentucky and West Virginia. If such levels of conductivity are enforced as numerical limits, they could have a significant impact on our ability to secure Section 404 permits and have a material impact on our operations. The National Mining Association (NMA), on behalf of its member companies including coal producers such as ourselves, filed suit against the EPA and the COE contesting the legality of the enhanced review process and the imposition of such conductivity standard. The U.S. District Court for the District of Columbia granted the NMA’s motion for partial summary judgment and vacated the multi-criteria integrated resource assessment and the enhanced coordination process that were being applied to Section 404 permits. The court determined that in issuing the guidance, the EPA exceeded its statutory authority under the Clean Water Act. The court also determined those pronouncements to constitute legislative rules, and as such, to have been issued in violation of the Administrative Procedures Act because they were issued without public notice and an opportunity to submit comments. On July 31, 2012, the U.S. District Court for the District of Columbia issued its opinion on the remainder of the NMA’s complaint and overturned the EPA’s Final Guidance memorandum concerning conductivity of water in streams. The court held that the Final Guidance constituted final agency action and the EPA overstepped its authority under the Clean Water Act and SMCRA.

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

Certain coal that we mine needs to be cleaned at preparation plants, which generally requires coal refuse areas and/or slurry impoundments. Such areas and impoundments are subject to extensive regulation and monitoring. Slurry impoundments have been known to fail, releasing large volumes of coal slurry into nearby surface waters and property, resulting in damage to the environment and natural resources, as well as injuries to wildlife. We maintain coal refuse areas and slurry impoundments at a number of our mining complexes. If one of our impoundments were to fail, we could be subject to substantial claims for the resulting environmental impact and associated liability, as well as for fines and penalties.

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

We experienced operating losses during the six months ended June 30, 2102, and each of the years ended December 31, 2011, 2008 and 2007. While we were profitable in 2010 and 2009, we must continue to carefully manage our business, including the management of our contracts and our production costs. Although we seek to balance the open portion of our contracts to achieve optimal revenues over the long term, the market price of coal is affected by many factors that are outside of our control. We have experienced an increase in production costs in recent years. Additionally, certain of our long term contracts for sales of coal are priced substantially above current spot prices for coal. Our profitability in the future will be impacted by the price levels that we achieve on future long term contracts. Accordingly, we cannot assure you that we will be able to achieve profitability in the future.

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

For the six months ended June 30, 2012, we generated approximately 12% of our total revenue from Georgia Power Company, 12% of our total revenue from Rashtriya Ispat Nigam Limited, 11% of our total revenue from US Steel and 11% of our total revenue from South Carolina Public Service Authority. These contracts expire in 2012 and 2013. The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract. We could be materially adversely affected to the extent that we are unable to replace these expiring coal supply agreements with agreements providing similar profit margins or are unable to achieve prices comparable to previous periods if the contract specifies periodic pricing.

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

In some cases, failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of the contracts. In addition, all of our contracts allow our customers to renegotiate or terminate their contracts in the event of changes in regulations or other governmental impositions affecting our industry that increase the cost of coal beyond specified limits. Further, we have been required in the past to make other pricing adjustments to comply with contractual requirements relating to the sulfur content of coal sold to our customers, and may be required to do so in the future.

The operating profits we realize from coal sold under supply agreements depend on a variety of factors. In addition, price adjustments and other provisions may increase our exposure to short term coal price volatility provided by those contracts.

Certain of our contracts are fixed in quantity but are priced on a quarterly or semi-annual basis. Our operating results are impacted by these changes in prices. A reduction in prices will result in a decrease to our profit margins.

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

Some of our coal supply contracts contain provisions that could require us to provide performance assurances if we experience a material adverse change or, under certain other contracts, if the customer believes our creditworthiness has become unsatisfactory. Generally, under such contracts, performance assurances are only required if the contract price per ton of coal is below the current market price of the coal. The performance assurances are generally provided by the posting of a letter of credit, cash collateral, other security, or a guaranty from a creditworthy guarantor. As of June 30, 2012, we have not received any requests from any of our customers to provide performance assurances. If we are required to post performance assurances on some or all of our contracts with performance assurances provisions, there could be a material adverse impact on our cash flows, results of operations or financial condition.

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

Forecasts of our future performance are based on estimates of our recoverable coal reserves. Estimates of those reserves initially were based on studies conducted by Marshall Miller & Associates, Inc. in 2004 for our CAPP reserves at that time, 2010 for the CAPP reserves acquired from IRP and 2005 and 2006 for our Midwest reserves in accordance with industry-accepted standards which we have updated for current activity using similar methodologies. A number of sources of information were used to determine recoverable reserves estimates, including:

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

In addition to coal we produce from our Company-operated mines, we have mines that typically are operated by independent contract mine operators, and we purchase coal from third parties for resale. For the six months ended June 30, 2012, approximately 17.8% of our total production was from mines operated by independent contract mine operators and from third party purchased coal sources. Operational difficulties, changes in demand for contract mine operators from our competitors and other factors beyond our control could affect the availability, pricing and quality of coal produced for us by independent contract mine operators. Disruptions in supply, increases in prices paid for coal produced by independent contract mine operators or purchased from third parties, or the availability of more lucrative direct sales opportunities for our purchased coal sources could increase our costs or lower our volumes, either of which could negatively affect our profitability.

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

Our total consolidated long-term debt as of June 30, 2012 was $589.5 million (net of discounts on our convertible notes of $88.0 million).  Our level of indebtedness could result in the following:

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

Our debt instruments impose a number of restrictions on us. A failure to comply with these restrictions could adversely affect our ability to borrow under our Revolver or result in an event of default under our other debt instruments. Our Revolver contains financial covenants that require us to maintain a minimum Consolidated Fixed Charge Coverage Ratio and limits on our capital expenditures. The Consolidated Fixed Charge Coverage Ratio covenant under our Revolver is only applicable if the sum of our unrestricted cash plus our availability under our Revolver falls below $35 million and would remain in effect until the sum of our unrestricted cash and availability under our Revolver exceeds $35 million for 90 consecutive days. Our Revolver limits the capital expenditures that we may make or agree to make in any fiscal year, but such limitation only will apply if the sum of our unrestricted cash plus our availability under our Revolver falls below $50 million for a period of 5 consecutive days and would remain in effect until the sum of our unrestricted cash and availability under our Revolver exceeds $50 million for 90 consecutive days. As of June 30, 2012, our unrestricted cash was $164.8 million and the unused availability under our Revolver was $27.1 million.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	James River Coal Company 2012 Equity Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety and Health Data
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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

August 9, 2012

