Form 10-Q
period 2012-09-30
James River Coal CO
filed 2012-11-07
CIK 1297720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 24, 2012 was 35,887,611.

FORWARD-LOOKING INFORMATION

From time to time, we make certain comments and disclosures in reports and statements, including this report, or statements made by our officers, which may be forward-looking in nature. These statements are known as “forward-looking statements,” as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples include statements related to our future outlook, anticipated capital expenditures, projected cash flows and borrowings and sources of funding. We caution readers that forward-looking statements, including disclosures that use words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “intend,” “may,” “should,” “could,” “objective,” “plan,” “predict,” “project,” “target,” “will,” or their negatives and similar words or statements, are subject to certain risks, trends and uncertainties that could cause actual cash flows, results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from the expectations expressed or implied in such forward-looking statements. We have based any forward-looking statements we have made on our current expectations and assumptions about future events and circumstances that are subject to risks, uncertainties and contingencies that could cause results to differ materially from those discussed in the forward-looking statements, including, but not limited to:

•	our cash flows, results of operation or financial condition;

•	the consummation of acquisition, disposition or financing transactions and the effect thereof on our business;

•	our ability to successfully integrate International Resource Partners LP and its related entities;

•	governmental policies, regulatory actions and court decisions affecting the coal industry or our customers’ coal usage;

•	legal and administrative proceedings, settlements, investigations and claims;

•	our ability to obtain and renew permits necessary for our existing and planned operation in a timely manner;

•	environmental concerns related to coal mining and combustion and the cost and perceived benefits of alternative sources of energy;

•	inherent risks of coal mining beyond our control, including weather and geologic conditions or catastrophic weather-related damage;

•	our production capabilities;

•	availability of transportation;

•	our ability to timely obtain necessary supplies and equipment;

•	market demand for coal, electricity and steel;

•	competition including competition from alternative energy sources such as natural gas;

•	our relationships with, and other conditions affecting, our customers;

•	employee workforce factors;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	future economic or capital market conditions; and

•	our plans and objectives for future operations and expansion or consolidation.

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

2

FORM 10-Q INDEX

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$151,435	199,711
Trade receivables	95,318	107,557
Inventories:
Coal	37,268	52,717
Materials and supplies	17,754	17,800
Total inventories	55,022	70,517
Prepaid royalties	8,371	8,465
Other current assets	12,315	11,461
Total current assets	322,461	397,711
Property, plant, and equipment, net	877,203	909,294
Goodwill	26,492	26,492
Restricted cash and short term investments (note 1)	29,624	29,510
Other assets	33,442	41,575
Total assets	$1,289,222	1,404,582

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$75,755	110,557
Accrued salaries, wages, and employee benefits	15,304	12,996
Workers' compensation benefits	9,200	9,200
Black lung benefits	2,512	2,512
Accrued taxes	6,594	7,563
Other current liabilities	27,055	27,861
Total current liabilities	136,420	170,689
Long-term debt, less current maturities	549,070	582,193
Other liabilities:
Noncurrent portion of workers' compensation benefits	64,110	60,721
Noncurrent portion of black lung benefits	58,590	56,152
Pension obligations	26,461	29,121
Asset retirement obligations	100,105	94,654
Other	12,592	14,390
Total other liabilities	261,858	255,038
Total liabilities	947,348	1,007,920
Commitments and contingencies (note 5)
Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	–	–
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 35,887,611 and 35,671,953 shares as of September 30, 2012 and December 31, 2011	359	357
Paid-in-capital	544,881	541,362
Accumulated deficit	(159,656)	(97,682)
Accumulated other comprehensive loss	(43,710)	(47,375)
Total shareholders' equity	341,874	396,662
Total liabilities and shareholders' equity	$1,289,222	1,404,582

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Coal sales revenue	$264,633	291,575	804,024	783,612
Freight and handling revenue	23,469	12,283	63,421	36,865
Total revenue	288,102	303,858	867,445	820,477
Cost of sales:
Cost of coal sold	244,365	245,240	705,568	642,167
Freight and handling costs	23,469	12,283	63,421	36,865
Depreciation, depletion, and amortization	35,518	31,234	98,152	75,479
Total cost of sales	303,352	288,757	867,141	754,511
Gross profit (loss)	(15,250)	15,101	304	65,966
Selling, general and administrative expenses	14,672	16,344	45,504	40,525
Acquisition costs	–	–	–	8,504
Total operating income (loss)	(29,922)	(1,243)	(45,200)	16,937
Interest expense	13,200	13,215	40,112	36,673
Interest income	(217)	(173)	(602)	(356)
(Gain) loss on debt transactions (note 3)	(22,231)	–	(22,231)	740
Miscellaneous income, net	(147)	(271)	(580)	(573)
Total other (income) expense, net	(9,395)	12,771	16,699	36,484
Net loss before income taxes	(20,527)	(14,014)	(61,899)	(19,547)
Income tax expense (benefit)	25	(10,282)	75	(9,000)
Net loss	$(20,552)	(3,732)	(61,974)	(10,547)
Earnings (loss) per common share (note 6)
Basic earnings (loss) per common share	$(0.59)	(0.11)	(1.78)	(0.33)
Diluted earnings (loss) per common share	$(0.59)	(0.11)	(1.78)	(0.33)

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(20,552)	(3,732)	(61,974)	(10,547)
Other comprehensive income
Amortization of pension actuarial amount	836	198	2,507	593
Amortization of black lung actuarial amount	386	142	1,158	426
Tax impact of adjustments to accumulated other comprehensive income	–	(114)	–	(470)
Other comprehensive income	1,222	226	3,665	549
Comprehensive income (loss)	$(19,330)	(3,506)	(58,309)	(9,998)

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

(unaudited)

	Common stock shares	Common stock par value	Paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balances, December 31, 2010	27,779	$278	324,705	(58,593)	(19,007)	247,383
Net loss	–	–	–	(39,089)	–	(39,089)
Other comprehensive loss	–	–	–	–	(28,368)	(28,368)
Issuance of common stock, net of offering costs of $9,171	7,648	76	170,469	–	–	170,545
Equity component of convertible debt offering, net of offering costs of $2,117 and deferred taxes of $24,427	–	–	42,174	–	–	42,174
Issuance of restricted stock awards, net of forfeitures	307	3	(3)	–	–	–
Repurchase of shares for tax withholding	(62)	–	(1,266)	–	–	(1,266)
Stock based compensation	–	–	5,283	–	–	5,283
Balances, December 31, 2011	35,672	357	541,362	(97,682)	(47,375)	396,662
Net loss	–	–	–	(61,974)	–	(61,974)
Other comprehensive income	–	–	–	–	3,665	3,665
Issuance of restricted stock awards, net of forfeitures	308	3	(3)	–	–	–
Repurchase of shares for tax withholding	(92)	(1)	(286)	–	–	(287)
Stock based compensation	–	–	3,808	–	–	3,808
Balances, September 30, 2012	35,888	$359	544,881	(159,656)	(43,710)	341,874

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(61,974)	(10,547)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion, and amortization	98,152	75,479
Accretion of asset retirement obligations	3,948	3,215
Amortization of debt discount and issue costs	12,914	10,479
Stock-based compensation	3,808	3,948
Deferred income tax benefit	–	(10,026)
Gain on sale or disposal of property, plant and equipment	(121)	–
(Gain) loss on debt transactions	(22,231)	740
Changes in operating assets and liabilities:
Receivables	12,239	93,449
Inventories	16,084	(1,294)
Prepaid royalties and other current assets	(760)	3,972
Restricted cash	(114)	(6,010)
Other assets	5,202	(2,808)
Accounts payable	(34,802)	(44,431)
Accrued salaries, wages, and employee benefits	2,308	3,851
Accrued taxes	(1,256)	(525)
Other current liabilities	(1,014)	9,594
Workers' compensation benefits	3,389	2,960
Black lung benefits	3,596	2,640
Pension obligations	(153)	(1,335)
Asset retirement obligations	(495)	(3,807)
Other liabilities	(224)	(149)
Net cash provided by operating activities	38,496	129,395
Cash flows from investing activities:
Additions to property, plant, and equipment	(66,466)	(95,118)
Payment for acquisition, net of cash acquired	–	(515,962)
Proceeds from sale of property, plant and equipment	610	–
Net cash used in investing activities	(65,856)	(611,080)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	–	505,000
Repayment of long-term debt	(20,916)	(150,000)
Net proceeds from issuance of common stock	–	170,545
Debt issuance costs	–	(15,668)
Net cash (used in) provided by financing activities	(20,916)	509,877
Increase (decrease) in cash	(48,276)	28,192
Cash and cash equivalents at beginning of period	199,711	180,376
Cash and cash equivalents at end of period	$151,435	208,568

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

Cash and Cash Equivalents and Restricted Cash and Short Term Investments

Cash and cash equivalents and restricted cash and short term investments are stated at cost. Cash equivalents consist of highly-liquid investments with an original maturity of three months or less when purchased.  Restricted cash and short term investments consist of cash, cash equivalents and investments in bonds and certificates of deposit.  The Company intends to hold all investments held as restricted cash until maturity.  The restricted cash and short term investments are maintained in collateral accounts which provide the Company additional capacity under the Revolver to support its outstanding letters of credit (note 3) and to support the issuance of surety bonds.

Property, Plant, and Equipment, net

Property, plant and equipment are as follows (in thousands):

	September 30,	December 31,
	2012	2011
Property, plant, and equipment, at cost:
Land	$10,107	9,930
Mineral rights	618,717	618,605
Buildings, machinery and equipment	699,871	635,055
Mine development costs	58,135	56,555
Total property, plant, and equipment	1,386,830	1,320,145
Less accumulated depreciation, depletion, and amortization	509,627	410,851
Property, plant and equipment, net	$877,203	909,294

Other Current Liabilities

Other current liabilities are as follows (in thousands):

	September 30,	December 31,
	2012	2011
Accrued interest and bank fees	$12,974	8,396
Current portion of asset retirement obligation	7,070	6,862
Accrued royalties	5,655	10,655
Other	1,356	1,948
	$27,055	27,861

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

The following unaudited pro forma information has been prepared for illustrative purposes only.  The pro forma information assumes the IRP Acquisition and the financing transactions that were completed to affect the IRP Acquisition occurred on January 1, 2010.  The financing transactions include the issuance of the 2019 Senior Notes, the issuance of the 2018 Convertible Notes and the amendments to the Revolving Credit Agreement (all as described in note 3), as well as the redemption of $150 million of 2012 Senior Notes and the issuance of 7.6 million shares of common stock.  The unaudited pro forma results have been prepared based on estimates and assumptions that we believe are reasonable; however, they are not necessarily indicative of the consolidated results of operations had the IRP Acquisition and the related financing transaction occurred at the beginning of each of the periods presented or of future results of operations.

Nine months ended September 30, 2011
(in thousands)
Total revenues
As reported	820,477
Pro forma	1,044,657

Net income (loss)
As reported	(10,547)
Pro forma	9,680

The amount of revenues and earnings attributable to IRP in the statements of operations for the periods ended September 30, 2011 and 2012 are not readily determinable, due to the consolidation of IRP’s operations into the Company’s existing operations, fulfillment of historical sales contracts between operations and various intercompany transactions.

(3)	Long Term Debt and Interest Expense

Long-term debt is as follows (in thousands):

	September 30, 2012	December 31, 2011
2019 Senior Notes	$270,000	$275,000
2015 Convertible Senior Notes, net of discount	121,239	140,372
2018 Convertible Senior Notes, net of discount	157,831	166,821
Revolver	–	–
Total long-term debt	$549,070	$582,193

2019 Senior Notes

In 2011, the Company issued $275.0 million of senior notes due on April 1, 2019 (the 2019 Senior Notes).  During the third quarter of 2012, the Company repurchased $5.0 million principal amount of the 2019 Senior Notes at a cost of $2.6 million, plus accrued interest of $0.1 million, in open market purchases. The repurchase of the 2019 Senior Notes resulted in a gain of $2.3 million, which includes the write-off of $0.1 million of financing costs.

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

2015 Convertible Senior Notes

In 2009, the Company issued $172.5 million of 4.5% convertible senior notes due on December 1, 2015 (the 2015 Convertible Senior Notes).   During the third quarter of 2012, the Company repurchased $28.8 million principal amount of the 2015 Convertible Senior Notes at a cost of $12.2 million, plus accrued interest of $0.3 million, in open market purchases. The repurchase of the 2015 Convertible Senior Notes resulted in a gain of $11.6 million, which includes the write-off of $0.4 million of financing costs. Additionally, in October 2012, the Company repurchased an additional $2.5 million principal amount of the 2015 Convertible Senior Notes at a cost of $1.1 million, in open market purchases.

The 2015 Convertible Senior Notes are shown net of a $22.4 million and a $32.1 million discount as of September 30, 2012 and December 31, 2011, respectively.  The discount on the 2015 Convertible Senior Notes relates to the proceeds that were allocated to the equity component of the 2015 Convertible Senior Notes at issuance, resulting in an effective interest rate of 10.2%.  The 2015 Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 38.7913 shares of the Company’s common stock per $1,000 principal amount of the 2015 Convertible Senior Notes, representing an initial conversion price of approximately $25.78 per share of the Company’s stock.  Interest on the 2015 Convertible Senior Notes is paid semi-annually.

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

2018 Convertible Senior Notes

In 2011, the Company issued $230.0 million of 3.125% convertible senior notes due on March 15, 2018 (the 2018 Convertible Senior Notes).   During the third quarter of 2012, the Company repurchased $19.9 million principal amount of the 2018 Convertible Senior Notes at a cost of $6.1 million, plus accrued interest of $0.3 million, in open market purchases. The repurchase of the 2018 Convertible Senior Notes resulted in a gain of $8.3 million, which includes the write-off of $0.4 million of financing costs. Additionally, in October 2012, the Company repurchased an additional $5.2 million principal amount of the 2018 Convertible Senior Notes at a cost of $1.8 million, in open market purchases.

The 2018 Convertible Senior Notes are shown net of a $52.3 million and a $63.2 million discount as of September 30, 2012 and December 31, 2011, respectively.  The discount on the 2018 Convertible Senior Notes relates to the proceeds that were allocated to the equity component of the 2018 Convertible Senior Notes at issuance, resulting in an effective interest rate of 8.9%.   The 2018 Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 32.7332 shares of the Company’s common stock per $1,000 principal amount of 2018 Convertible Senior Notes, representing an initial conversion price of approximately $30.55 per share of the Company’s stock.  Interest payments on the 2018 Convertible Senior Notes are required semi-annually.

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

The Revolver provides that the Company can use the Revolver availability to issue letters of credit. The Revolver provides for a 3.5% fee on any outstanding letters of credit issued under the Revolver and a 0.5% fee on the unused portion of the Revolver. The Revolver requires certain mandatory prepayments from certain asset sales, incurrence of indebtedness and excess cash flow. The Revolver includes financial covenants that require the Company to maintain a minimum Fixed Charge Coverage Ratio and limit capital expenditures, each as defined by the agreement. The minimum Fixed Charge Coverage Ratio is only applicable if the sum of the Company’s unrestricted cash plus the availability under the Revolver falls below $35.0 million and would remain in effect until the sum of the Company’s unrestricted cash plus the availability under the Revolver exceeds $35.0 million for 90 consecutive days. The limit on capital expenditures is only applicable if the Company’s unrestricted cash plus the availability under the Revolver falls below $50.0 million for a period of 5 consecutive days and would remain in effect until the Company’s unrestricted cash plus the availability under the Revolver exceeds $50.0 million for 90 consecutive days. These financial covenants were not applicable for the nine months ended September 30, 2012.

As of September 30, 2012, the Company had used $60.9 million of the $81.2 million then available under the Revolver to secure outstanding letters of credit.   As of September 30, 2012, the Company had $21.1 million of cash in a restricted cash collateral account to ensure that the Company has adequate capacity under the Revolver to support its outstanding letters of credit.

Interest Expense and Other

During the three and nine months ended September 30, 2012, the Company made cash interest payments of $4.3 million and $22.6 million respectively. During the three and nine months ended September 30, 2011, the Company made cash interest payments of $3.3 million and $14.2 million, respectively.

During the nine months ended September 30, 2011, the Company expensed $0.7 million of unamortized financing costs in connection with the redemption of previously outstanding senior notes. These costs are included in (gain) loss on debt transactions in the accompanying financial statements.

The Company was in compliance with all of the financial covenants under its outstanding debt instruments as of September 30, 2012.

Principal and interest payments on the 2019 Senior Notes, which have been registered under the Securities Act of 1933, are guaranteed by each of James River Coal Company’s subsidiaries.  James River Coal Company has no independent assets or operations (as defined in Rule 3-10(h)(5) of Regulation S-X) aside from those of its subsidiaries. The guarantees are full and unconditional and joint and several obligations (as such terms are defined in Rule 3-10(h)(5) of Regulation S-X) issued by all of James River Coal Company’s subsidiaries. Accordingly, pursuant to Rule 3-10(f) of Regulation S-X, separate financial information with respect to the subsidiaries of James River Coal Company have not been provided.

(4)	Equity

Equity Based Compensation

The following table highlights the expense related to share-based payment for the periods ended September 30 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Restricted stock	$1,055	1,232	3,611	3,724
Stock options	57	68	197	224
Stock based compensation	$1,112	1,300	3,808	3,948

The following is a summary of activity related to restricted stock and stock option awards for the nine months ended September 30, 2012:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
	Number of	Fair Value	Number of	Exercise
	Shares	at Issue	Shares	Price
December 31, 2011	965,626	$18.84	311,000	$16.80
Granted	316,185	5.36	20,000	5.36
Vested/Exercised	(271,552)	17.36	–	–
Canceled	(8,000)	18.02	–	–
September 30, 2012	1,002,259	14.99	331,000	16.11

(5)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $60.9 million as of September 30, 2012 to guarantee performance under certain contractual arrangements.  The letters of credit have been issued under the Revolver (note 3).

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic earnings (loss) per common share:
Net income (loss)	$(20,552)	$(3,732)	$(61,974)	$(10,547)
Income allocated to participating securities	–	–	–	–
Net income (loss) available to common shareholders	$(20,552)	$(3,732)	$(61,974)	$(10,547)

Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	34,885	34,700	34,790	32,201
Dilutive effect of unvested restricted stock (participating securities)	–	–	–	–
Dilutive effect of stock options	–	–	–	–
Diluted number of common shares and common equivalent shares outstanding	34,885	34,700	34,790	32,201

Basic earnings (loss) per common share	$(0.59)	$(0.11)	$(1.78)	$(0.33)

Diluted net income (loss) per common share:
Net income (loss)	$(20,552)	$(3,732)	$(61,974)	$(10,547)
Income (loss) allocated to participating securities	–	–	–	–
Net income (loss) available to potential common shareholders	$(20,552)	$(3,732)	$(61,974)	$(10,547)

Diluted earnings (loss) per common share	$(0.59)	$(0.11)	$(1.78)	$(0.33)

For periods in which there was a loss, the Company excludes from its diluted loss per common share calculation options to purchase shares and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per common share.   The excluded instruments would have increased the diluted weighted average number of common and common equivalent shares outstanding by approximately 1.0 million for each of the three months ended September 30, 2012 and September 30 2011, respectively, and by approximately 1.1 million and 1.0 million for the nine months ended September 30, 2012 and 2011, respectively.  In addition, in periods of net losses, the Company has not allocated any portion of such losses to participating securities holders for its basic loss per common share calculation as such participating securities holders are not contractually obligated to fund such losses.

The Company’s 2015 and 2018 Convertible Senior Notes are convertible at the option of the holders upon the occurrence of certain events (note 3).  As of September 30, 2012, none of the convertible senior notes had reached the specified thresholds for conversion.

(7)	Pension Expense

The Company has in place a defined benefit pension plan under which all benefits were frozen in 2007.  The components of net periodic benefit cost are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest cost	$885	911	2,655	2,731
Expected return on plan assets	(1,049)	(1,070)	(3,146)	(3,209)
Recognized net actuarial loss	836	198	2,507	593
Net periodic cost	$672	39	2,016	115

(8)	Pneumoconiosis (Black Lung) Benefits

The components of net periodic benefit costs for black lung benefits are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Service cost	$639	456	1,917	1,368
Interest cost	612	597	1,837	1,792
Amortization of actuarial losses	386	142	1,158	426
Net periodic benefit cost	$1,637	1,195	4,912	3,586

(9)	Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information. As of September 30, 2012 and December 31, 2011, except for long-term debt obligations, the carrying amounts of all financial instruments approximate their fair values due to their short maturities.

The carrying values and fair values of our long-term debt are as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Senior Notes	$270,000	$156,600	$275,000	$207,625
2015 Convertible Senior Notes (excludes discount)	143,670	56,750	172,500	137,569
2018 Convertible Senior Notes (excludes discount)	210,150	69,350	230,000	135,976

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total revenues
CAPP	$260,325	276,516	786,645	737,893
Midwest	27,777	27,342	80,800	82,584
Corporate	–	–	–	–
Total	$288,102	303,858	867,445	820,477
Depreciation, depletion and amortization
CAPP	$31,672	28,174	86,839	66,425
Midwest	3,829	3,047	11,259	9,014
Corporate	17	13	54	40
Total	$35,518	31,234	98,152	75,479
Total operating income (loss)
CAPP	$(25,838)	4,101	(28,077)	42,826
Midwest	622	(556)	(1,677)	(1,454)
Corporate	(4,706)	(4,788)	(15,446)	(24,435)
Total	$(29,922)	(1,243)	(45,200)	16,937
Net earnings (loss) (1)
CAPP	$(25,838)	4,101	(28,077)	42,826
Midwest	622	(556)	(1,677)	(1,454)
Corporate	4,664	(7,277)	(32,220)	(51,919)
Total	$(20,552)	(3,732)	(61,974)	(10,547)

(1) Income and expense items that are not included in operating income (loss) are not allocated to the segments.

	September 30,	December 31,
	2012	2011
Total Assets
CAPP	$1,158,304	1,232,029
Midwest	123,470	122,290
Corporate	7,448	50,263
Total	$1,289,222	1,404,582

Goodwill
CAPP	$–	–
Midwest	26,492	26,492
Corporate	–	–
Total	$26,492	26,492

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

Overview

We mine, process and sell thermal and metallurgical coal through eight active mining complexes located throughout eastern Kentucky, southern West Virginia and southern Indiana. The majority of our metallurgical coal was obtained in the April 18, 2011 acquisition (the IRP Acquisition) of International Resource Partners LP and its subsidiary companies (collectively IRP).  We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)).  We derived 46% of our total revenues in the nine months ended September 30, 2012, from coal sales to electric utility customers and the remaining 54% from coal sales (including metallurgical coal) to industrial and other customers. For the nine months ended September 30, 2012, our mines produced 7.6 million tons of coal (including 0.4 million tons of contract coal) and we purchased another 1.4 million tons for resale. Of the 7.6 million tons produced from Company mines, approximately 64% came from underground mines, while the remaining 36% came from surface mines. In the nine months ended September 30, 2012, we generated total revenues of $867.4 million and had a net loss of $62.0 million.

CAPP Segment

In Central Appalachia, our thermal coal sales are primarily to customers in the southern portion of the South Atlantic region of the United States.  The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware. Our metallurgical coal is sold primarily to steel companies in North America, South America, Europe, Asia and Africa. Approximately 36% of our total CAPP segment revenues in the nine months ended September, 2012 were derived from sales made outside the United States, including Brazil, Canada, France, Germany, India and the United Kingdom.  For the nine months ended September 30, 2012, our CAPP mines produced 5.8 million tons of coal (including 0.4 million tons of contract coal) and we purchased another 1.4 million tons for resale. Of the 5.8 million tons produced from our CAPP mines, 75% came from underground mines, while the remaining came from surface mines. For the nine months ended September 30, 2012, we shipped 7.3 million tons of coal and generated coal sale revenues of $725.1 million from our CAPP segment. For the nine months ended September 30, 2012, Georgia Power Company, Steel Authority of India Limited and US Steel were our largest customers, representing approximately 13%, 13%, and 12% of our total revenues, respectively.  No other CAPP customer accounted for more than 10% of our total revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the nine months ended September 30, 2012, our Midwest mines produced approximately 1.8 million tons of coal. Of the Midwest tons produced, 72% came from surface mines, while the remaining came from underground mines. For the nine months ended September 30, 2012, we shipped 1.8 million tons of coal and generated coal sale revenues of $79.0 million from our Midwest segment. No Midwest customer accounted for more than 10% of our total revenues.

Results of Operations

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011

Revenues

The following tables show volume and revenue information by segment (in thousands, except per ton amounts).

	Three Months Ended September 30,
	2012	2011	Change
Volume shipped (tons)
CAPP tons
Steam	1,540	1,983	-22%
Metallurgical	1,007	582	73%
Total CAPP tons	2,547	2,565	-1%
Midwest steam tons	617	598	3%
Total volume shipped	3,164	3,163	0%

	Three Months Ended September 30,
	2012		2011		Change
Revenues	Total	Per Ton	Total	Per Ton	Total
Coal sales revenue
CAPP steam	$122,116	79.30	174,325	87.91	-30%
CAPP metallurgical	115,104	114.30	90,434	155.38	27%
Total CAPP coal sales revenue	237,220	93.14	264,759	103.22	-10%
Midwest steam	27,413	44.43	26,816	44.84	2%
Total coal sales revenue	264,633	83.64	291,575	92.18	-9%
Freight and handling revenue
CAPP	23,105	9.07	11,757	4.58	97%
Midwest steam	364	0.59	526	0.88	-31%
Total freight and handling revenue	23,469	7.42	12,283	3.88	91%
Total revenue	288,102	91.06	303,858	96.07	-5%

Total tons shipped during the three months ended September 30, were 3.2 million in 2012 and 2011.   The decrease in tons shipped of steam coal in the CAPP region was attributed to lower demand offset by an increase in metallurgical tons shipped in the CAPP region. Coal sales revenue for the three months ended September 30, decreased 9% in 2012 as compared to 2011. The decrease in coal sales revenue was primarily related to a lower average sales price in the CAPP region for both steam and metallurgical coal.

Freight and handling revenue consists of shipping and handling costs invoiced to coal customers and paid to third-party carriers. These revenues are directly offset by freight and handling costs.

Operating and Other Costs

The following tables show selected costs in total and by segment (in thousands, except per ton amounts).

	Three Months Ended September 30,
	2012		2011		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	3,164		3,163

Cost of coal sold	$244,365	77.23	245,240	77.53	0%
Freight and handling costs	23,469	7.42	12,283	3.88	91%
Depreciation, depletion and amortization	35,518	11.23	31,234	9.87	14%
Selling, general and administrative	14,672	4.64	16,344	5.17	-10%
Interest expense	13,200	4.17	13,215	4.18	0%

	Three months ended September 30,
	2012			2011
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$221,961	22,404	–	221,482	23,758	–
Per ton	87.15	36.31	–	86.35	39.73	–

Freight and handling costs	23,105	364	–	11,757	526	–
Per ton	9.07	0.59	–	4.58	0.88	–

Depreciation, depletion and amortization	31,672	3,829	17	28,174	3,047	13
Per ton	12.44	6.21	–	10.98	5.10	–

Cost of Coal Sold

For the three months ended September 30, the cost of coal sold, excluding depreciation, depletion and amortization, decreased from $245.2 million in 2011 to $244.4 million in 2012.

Our cost per ton of coal sold in the CAPP region increased from $86.35 per ton in the 2011 period to $87.15 per ton in the 2012 period.  Overall, there was an increase in the cost per ton of our steam coal operations which was offset by a decrease in the per ton costs of our metallurgical coal operations for the three months ended September 30, 2012. The cost per ton was also impacted by an increase in metallurgical coal shipments during the 2012 period as compared to 2011. Our steam coal operations were responsible for 60%and 74% of total production in the 2012 period and 2011 period, respectively. Our steam coal operations’ costs increased $7.61 per ton in the 2012 period as compared to the 2011 period. The increase in the steam coal operations’ costs include a $3.16 per ton increase in labor costs, a $1.75 increase in truc king and preparation costs and a $1.20 increase in variable costs. Our metallurgical coal operations were responsible for 40%and 26% of total production in the 2012 period and 2011 period, respectively. Our metallurgical operations’ costs decreased by $25.37 per ton, which is primarily due to a decrease in the price of purchased metallurgical coal. Our costs continue to be impacted by lower productivity due to increased federal and state regulatory scrutiny, a decrease in tons produced in response to market conditions and an increase in commodity prices.  For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest decreased $3.42 to $36.31 per ton in the 2012 period as compared to the 2011 period.  The major components of this decrease include a decrease in variable costs of $2.05 per ton and trucking costs of $1.55 per ton.

Freight and handling costs

Freight and handling costs increased due to an increase in metallurgical tons shipped in the three months ended September 30, 2012 as compared to the 2011 period. The increase in metallurgical tons shipments was primarily due to timing of shipments, including export vessels.

Depreciation, depletion and amortization

For the three months ended September 30, depreciation, depletion and amortization increased from $31.2 million in the 2011 period to $35.5 million in the 2012 period.  In the CAPP region, depreciation, depletion and amortization increased $3.5 million to $31.6 million. This increase was primarily due to an increase in depreciation on buildings, machinery and equipment due to a higher depreciable base. In the Midwest, depreciation, depletion and amortization increased $0.8 million to $3.8 million, which is primarily due to a higher asset base on buildings, machinery and equipment in the 2012 period as compared to 2011.

Selling, general and administrative

For the three months ended September 30, selling, general and administrative expenses decreased from $16.3 million in the 2011 period to $14.7 million in the 2012 period. The decrease includes a $1.0 million decrease in legal, permitting and bonding expenses.

Interest Expense

For the three months ended September 30 2012 and 2011, interest expense was $13.2 million. Interest expense for the three months ended September, 2012 and 2011 includes $4.2 million and $4.1 million, respectively, related to the amortization of debt discounts and debt issuance costs.

Gain on debt transactions

As discussed below in “Liquidity and Capital Resources - 2019 Senior Note, 2018 Convertible Senior Notes and 2015 Convertible Senior Notes”, during the three months ended September 30, 2012, we repurchased certain of our outstanding notes with an aggregate principal amount of $53.7 million at a cost of $20.9 million, plus accrued interest of $0.8 million, in open market purchases. The repurchases resulted in a gain of $22.2 million, which includes the write-off of $0.9 million of financing costs.

Income Taxes

Our effective tax rate for the three months ended September 30, 2012 was (0.1)% and our effective tax rate for the three months ended September 30, 2011 was 73.4%.

For the three months ended September 30, 2012, our effective income tax rate was impacted primarily by the amount of the valuation allowance recorded.   The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.” As of September 30, 2012, we had a $64.0 million valuation allowance against gross deferred tax assets.

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

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

Revenues

The following tables show volume and revenue information by segment (in thousands, except per ton amounts).

	Nine Months Ended September 30,
	2012	2011	Change
Volume shipped (tons)
CAPP tons
Steam	4,716	5,257	-10%
Metallurgical	2,632	1,343	96%
Total CAPP tons	7,348	6,600	11%
Midwest steam tons	1,777	1,897	-6%
Total volume shipped	9,125	8,497	7%

	Nine Months Ended September 30,
	2012		2011		Change
Revenues	Total	Per Ton	Total	Per Ton	Total
Coal sales revenue
CAPP steam	$391,211	82.95	477,742	90.88	-18%
CAPP metallurgical	333,859	126.85	225,078	167.59	48%
Total CAPP coal sales revenue	725,070	98.68	702,820	106.49	3%
Midwest steam	78,954	44.43	80,792	42.59	-2%
Total coal sales revenue	804,024	88.11	783,612	92.22	3%
Freight and handling revenue
CAPP	61,575	8.38	35,073	5.31	76%
Midwest steam	1,846	1.04	1,792	0.94	3%
Total freight and handling revenue	63,421	6.95	36,865	4.34	72%
Total revenue	867,445	95.06	820,477	96.56	6%

Total tons shipped during the nine months ended September 30, increased by 7% in 2012 as compared to 2011.   Coal sales revenue for the nine months ended September 30, increased 3% in 2012 as compared to 2011. The increase in tons shipped and coal sales revenue (including the change in mix to include metallurgical coal) was primarily related to the increase in metallurgical coal shipments and revenues that resulted from the IRP Acquisition in April 2011. The increase in coal sales revenue was offset by a lower average sales price in the CAPP region and a decrease in steam tons shipped attributed to lower demand.

Freight and handling revenue consists of shipping and handling costs invoiced to coal customers and paid to third-party carriers. These revenues are directly offset by freight and handling costs.

Operating and Other Costs

The following tables show selected costs in total and by segment (in thousands, except per ton amounts).

	Nine Months Ended September 30,
	2012		2011		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	9,125		8,497

Cost of coal sold	$705,568	77.32	642,167	75.58	10%
Freight and handling costs	63,421	6.95	36,865	4.34	72%
Depreciation, depletion and amortization	98,152	10.76	75,479	8.88	30%
Selling, general and administrative	45,504	4.99	40,525	4.77	12%
Acquisition costs	–	–	8,504	1.00	NA
Interest expense	40,112	4.40	36,673	4.32	9%

	Nine months ended September 30,
	2012			2011
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$638,266	67,302	–	570,975	71,192	–
Per ton	86.86	37.87	–	86.51	37.53	–

Freight and handling costs	61,575	1,846	–	35,073	1,792	–
Per ton	8.38	1.04	–	5.31	0.94	–

Depreciation, depletion and amortization	86,839	11,259	54	66,425	9,014	40
Per ton	11.82	6.34	–	10.06	4.75	–

Cost of Coal Sold

For the nine months ended September 30, the cost of coal sold, excluding depreciation, depletion and amortization, increased from $642.2 million in 2011 to $705.6 million in 2012.  Our total costs and our costs in the CAPP region are impacted by the increased costs as a result of the IRP Acquisition which occurred in April 2011.

Our cost per ton of coal sold in the CAPP region increased from $86.51 per ton in the 2011 period to $86.86 per ton in the 2012 period. Overall, there was an increase in the cost per ton of our steam coal operations which was offset by a decrease in the per ton costs of our metallurgical coal operations for the nine months ended September 30, 2012. The cost per ton was also impacted by an increase in metallurgical coal shipments during 2012 as compared to 2011, which was due in part to the IRP Acquisition. Our steam coal operations were responsible for 68%and 76% of total production in the 2012 period and 2011 period, respectively. Our steam coal operations’ costs increased of $0.98 per ton in the 2012 period as compared to the 2011 period. Our metallurgical coal operations were responsible for 32%and 24% of total production in the 2012 period and 2011 period, respectively. Our metallurgical operations’ costs decreased by $8.06 per ton, which is primarily due to a decrease in the price of purchased metallurgical coal.  Our costs continue to be impacted by lower productivity due to increased federal and state regulatory scrutiny, a decrease in tons produced in response to market conditions and an increase in commodity prices.   For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest increased $0.34 per ton to $37.87 per ton in the 2012 period as compared to the 2011 period.  The major components of this increase include an increase in variable costs of $0.55 per ton and labor and benefit costs of $0.96 per ton offset by a decrease in trucking costs of $1.30 per ton.

Freight and handling costs

Freight and handling costs increased due to a higher volume of metallurgical shipments in the nine months ended September 30, 2012 as compared to the same period in 2011. The Company had no metallurgical shipments prior to the IRP Acquisition in April 2011.

Depreciation, depletion and amortization

For the nine months ended September 30, depreciation, depletion and amortization increased from $75.5 million in the 2011 period to $98.2 million in the 2012 period.  In the CAPP region, depreciation, depletion and amortization increased $20.4 million to $86.8 million, which is primarily due to the increase in the asset base as a result of the IRP Acquisition. In the Midwest, depreciation, depletion and amortization increased $2.2 million to $11.3 million, which is primarily due to a higher asset base on buildings, machinery and equipment in the 2012 period as compared to 2011.

Selling, general and administrative

For the nine months ended September 30, selling, general and administrative expenses increased from $40.5 million in the 2011 period to $45.5 million in the 2012 period, which is primarily due to increased selling, general and administrative expenses as a result of the IRP Acquisition.

Interest Expense

For the nine months ended September 30, interest expense increased from $36.7 million in 2011 to $40.1 million in 2012. The increase was the result of the issuance of our 2018 Convertible Senior Notes and 2019 Senior Notes in March 2011, offset by the redemption in full of our 2012 Senior Notes in June 2011. Interest expense for the nine months ended September 30, 2012 and 2011 includes $12.9 million and $10.5 million, respectively, related to the amortization of debt discounts and debt issuance costs.

(Gain) loss on debt transactions

As discussed below in “Liquidity and Capital Resources - 2019 Senior Note, 2018 Convertible Senior Notes and 2015 Convertible Senior Notes”, during the nine months ended September 30, 2012, we repurchased certain of our outstanding notes with an aggregate principal amount of $53.7 million at a cost of $20.9 million, plus accrued interest of $0.8 million, in open market purchases. The repurchases resulted in a gain of $22.2 million, which includes the write-off of $0.9 million of financing costs.

During the nine months ended September 30, 2011, we expensed $0.7 million of unamortized financing costs in connection with the redemption of previously outstanding senior notes.

Acquisition Costs

For the nine months ended September 30, 2011, costs of $8.5 million were incurred related to the IRP Acquisition.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2012 was (0.1)% and our effective tax rate for the nine months ended September 30, 2011 was 46.0%.

For the nine months ended September 30, 2012, our effective income tax rate was impacted primarily by the amount of the valuation allowance recorded. The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.” As of September 30, 2012, we had a $64.0 million valuation allowance against gross deferred tax assets.

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

Liquidity and Capital Resources

The following chart reflects the components of our debt (in thousands):

	September 30, 2012	December 31, 2011
2019 Senior Notes	$270,000	$275,000
2015 Convertible Senior Notes, net of discount	121,239	140,372
2018 Convertible Senior Notes, net of discount	157,831	166,821
Revolver	–	–
Total long-term debt	$549,070	$582,193

2019 Senior Note, 2018 Convertible Senior Notes and 2015 Convertible Senior Notes

During the third quarter of 2012, the Company repurchased $53.7 million of its outstanding debt, consisting of $5.0 million principal amount of the 2019 Senior Notes, $19.9 million principal amount of the 2018 Convertible Senior Notes and $28.8 million principal amount of the 2015 Convertible Senior Notes. The debt repurchases were made at a cost of $20.9 million, plus accrued interest of $0.8 million, in open market purchases. The repurchases resulted in a gain of $22.2 million, which includes the write-off of $0.9 million of financing costs. Additionally, in October 2012, the Company repurchased an additional $7.7 million its outstanding debt at a cost of $2.9 million, in open market purchases, consisting of $5.2 million principal amount of the 2018 Convertible Senior Notes and $2.5 million principal amount of the 2015 Convertible Senior Notes.

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

As of September 30, 2012, we had used $60.9 million of the $81.2 million then available under the Revolver to secure outstanding letters of credit.

We were in compliance with all of the financial covenants under our outstanding debt instruments as of September 30, 2012.  We cannot assure you that we will remain in compliance in subsequent periods.  If necessary, we will consider seeking a waiver or other alternatives to remain in compliance with the covenants.  For more detail regarding the covenants under the Facilities, see Part II - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.”

Liquidity

As of September 30, 2012, we had total liquidity of approximately $171.7 million, consisting of $20.3 million of unused borrowing capacity under the Revolver and $151.4 million of cash and cash equivalents (excluding restricted cash and short term investments). As of September 30, 2012, we had used $60.9 million of the availability under the Revolver to secure outstanding letters of credit.

Net cash from operating activities reflects net income (loss) adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash provided by operating activities was $38.5 million and $129.4 million for the nine months ended September 30, 2012 and 2011, respectively. We had a net loss of $62.0 million in the nine months ended September 30, 2012 as compared to net loss of $10.5 million in the nine months ended September 30, 2011. In reconciling our net loss to cash provided by operating activities, $96.5 million was added for non cash charges during 2012, as compared to $ $83.8 million added during 2011.  During 2012, our net loss, as adjusted for non cash charges, was increased by $4.0 million as a result of changes in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2012 included a $34.8 million decrease in accounts payable, a $16.1 million decrease in our inventories and a 12.2 million decrease in receivables. The changes in our accounts payable and receivables are primarily due to the timing of our shipments. During 2011, our net loss, as adjusted for non cash charges, was increased by $56.1 million as a result of changes in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2011 included a $93.4 million decrease in receivables and a $44.4 million decrease in accounts payable.  The change in our accounts receivable and accounts payable are primarily due to the timing of shipments.

Net cash used in investing activities decreased by $545.2 million to $65.9 million for the nine months ended September 30, 2012 as compared to the same period in 2011. The cash used in investing activities for the nine months ended September 30, 2011 includes a payment for the IRP Acquisition, net of cash acquired of $516.0 million. Capital expenditures for property, plant and equipment decreased $28.7 million to $66.5 million for the nine months ended September 30, 2012 as compared to the same period in 2011. Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations. Additionally, during the nine months ended September 30, 2012 and 2011, our capital expenditures included approximately $7.5 million and $17.9 million, respectively, for safety mandates and new mine and infrastructure development.

Net cash used in financing activities was $20.9 million for the nine months ended September 30, 2012 and consisted of payments to repurchase debt. Net cash provided by financing activities was $509.9 million for the nine months ended September 30, 2011 and consisted of $491.2 million of net proceeds from the issuance of the 2019 Senior Notes and the 2018 Convertible Senior Notes net of debt issuance costs and $170.5 million of net proceeds from the issuance of common stock, which were offset by $150.0 million used to repay the 2012 Senior Notes and $1.9 million of costs in connection with the amendments and restatements to the Revolver.

Our primary source of cash is expected to be sales of coal to our utility, industrial and steel customers. We currently have approximately 5.7 million tons of coal committed for sale to our utility, industrial and steel customers at an average price of approximately $62.31 per ton for 2013. The committed tons include 2.3 million tons in our Midwest segment and 3.4 million tons in our CAPP segment. Our committed tons include less than 0.1 million tons of metallurgical coal as metallurgical coal is normally priced on an annual or quarterly basis. The price of coal received can change dramatically based on market factors and will directly affect this source of cash.   Our primary uses of cash include the payment of ordinary mining expenses to mine coal, capital expenditures, scheduled debt and interest payments and benefit payments. Ordinary mining expenses are driven by the cost of supplies, including steel prices and diesel fuel. Benefit payments include payments for workers’ compensation and black lung benefits paid over the lives of our employees as the claims are submitted. We are required to pay these when due, and are not required to set aside cash for these payments. We have posted surety bonds secured by letters of credit or issued letters of credit with state regulatory departments to guarantee these payments.  We believe that our Revolver provides us with the ability to meet the necessary bonding requirements.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through September 30, 2012, we estimate that, as of September 30, 2012, we controlled approximately 315.1 million tons of proven and probable coal reserves in the CAPP region and 41.1 million tons in the Midwest region.  The following table provides additional information regarding changes to our reserves for the nine months ended September 30, 2012 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2011 (1)	322.4	40.4	362.8
Coal Extracted	(6.7)	(1.8)	(8.5)
Acquisitions (2)	0.2	2.5	2.7
Adjustments (3)	(0.7)	–	(0.7)
Divesture (4)	(0.1)	–	(0.1)
Proven and Probable Reserves, as of September 30, 2012 (1)	315.1	41.1	356.2

1)	Calculated in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A. Proven reserves have the highest degree of geologic assurance and are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves have a moderate degree of geologic assurance and are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. This reserve information reflects recoverable tonnage on an as-received basis with 5.5% moisture.

2)	Represents estimated reserves on leases entered into or properties acquired during the relevant period. We calculated the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A.

3)	Represents changes in reserves due to additional information obtained from exploration activities, production activities or discovery of new geologic information. We calculated the adjustments to the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A.

4)	Represents changes in reserves due to expired or transferred leases.

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

Trends and Uncertainties In Our Business

Coal prices continue to suffer from a mixture of lower natural gas prices, increased government regulation and the global economic slowdown.

Historically low natural gas prices have increased natural gas’ share of electricity production. Production of natural gas from non-traditional shale sources has resulted in growing natural gas inventories and lower prices. In recent months, the price of natural gas has rebounded from its April 2012 low of $1.95 per MMBtu to an average $2.46 per MMBtu in June and $2.85 per MMBtu in September. The U.S. Energy Information Administration (EIA) estimates that the 2013 average natural gas spot price will be $3.35 per MMBtu. By comparison, the average spot price for natural gas in 2008 was $8.86 per MMBtu.

Natural gas prices should continue to increase due to reductions in the number of natural gas rigs operating, which are currently near their lowest levels since 1999, curbed production from less-profitable “dry” natural gas wells, and increased consumption in the eastern part of the United States where a more normal winter is expected after an unseasonably warm 2011 – 2012 winter.

The EIA forecasts that the year-over-year gains for natural gas’ share of electricity generation should slow and then reverse as higher natural gas prices, along with record coal inventories, encourage utilities to increase their utilization of coal-fired power plants. Coal’s share of electricity generation is forecasted to rise by 1.3% in 2013, in comparison to a 1% decline for natural gas.

The weakness in the U.S. domestic coal market has been partially offset by strong U.S. coal exports. According to the EIA, in 2011, the U.S. exported 107 million short tons of coal, the highest since 1991, and is forecasted to export 125 million short tons in 2012. The EIA expects 2013 exports to decline but remain above 100 million short tons.

The Central Appalachia region, which accounts for all of our shipments to international markets, has been the primary beneficiary of the export market, largely due to Central Appalachia’s production of metallurgical coal. While we anticipate that the demand for metallurgical coal will continue to be strong in the future, recent uncertainty in Europe and slowing economies in China, India and Brazil have reduced near-term pricing and demand.

In response to the lower prices and weaker demand for both steam and metallurgical coal, a number of publicly traded Central Appalachia producers have announced production cuts and layoffs. Because the Central Appalachia production market is fragmented with numerous small operators, it is difficult to quantify the total of Central Appalachia production cuts. To address the weak market for coal, we have primarily managed our production through reduced work schedules and idling of certain mines.

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At September 30, 2012, we had $141.6 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $97.4 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $3.9 million. Surety bond costs have increased over time and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use cash collateral accounts and bank letters of credit to secure our obligations for post-mining reclamation, workers’ compensation programs, various insurance contracts and other obligations. As of September 30, 2012, we had $60.9 million of letters of credit outstanding.  The letters of credit are issued under our Revolver.

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

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 3.8% at December 31, 2011.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 3.8% to 3.3%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $2.6 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of September 30, 2012 was $73.3 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 4.3% at December 31, 2011. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate by 0.5% to 3.8%, all other things being equal, the present value of our black lung obligation would increase by approximately $4.6 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of September 30, 2012 was $61.1 million.

Defined Benefit Pension

We have in place a non-contributory defined benefit pension plan under which all benefits were frozen in 2007.  The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments with comparable maturities. At December 31, 2011, the discount rate used to determine the obligation was 4.2%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 4.2% to 3.7%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $6.3 million. The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the period ended December 31, 2011.  Significant changes to these rates would introduce volatility to our pension expense.  Our accrued pension obligation as of September 30, 2012 was $26.5 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our asset retirement obligation liabilities consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. US GAAP requires that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is our estimate of our credit adjusted risk free rate. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under US GAAP, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. US GAAP recognizes that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of September 30, 2012 was $107.2 million.

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

We have a valuation allowance of $64.0 million against our gross deferred tax assets as of September 30, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2012, all $549.1 million of our outstanding debt has a fixed interest rate and is not sensitive to changes in the general level of interest rates.  Our Revolver has floating interest rates based on our option of either the base rate or LIBOR rate.  As of September 30, 2012, we had no borrowings outstanding under the Revolver.  We currently do not use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver.

We manage our commodity price risk through the use of long-term coal supply agreements, which we define as contracts with a term of one year or more, rather than through the use of derivative instruments.  The percentage of our sales pursuant to long-term contracts was approximately 75% for the nine months ended September 30, 2012. We currently have approximately 5.7 million tons of coal committed for sale to our utility, industrial and steel customers at an average price of approximately $62.31 per ton for 2013. The committed tons include 2.3 million tons in our Midwest segment and 3.4 million tons in our CAPP segment. Our committed tons include less than 0.1 million tons of metallurgical coal as metallurgical coal is normally priced on an annual or quarterly basis..

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived 46% of our total revenues for the nine months ended September 30, 2012 and 57% of our total revenues in 2011, from our electric utility customers.  Our remaining revenue was from industrial customers, including those in the steel industry that we provide metallurgical coal.

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

Due to economic and market conditions, our current contracted position for steam and metallurgical coal deliveries in 2013 provides lower sales prices than the average sales prices we received for deliveries of similar coal in 2012.  While we manage our coal contracts on a composite basis to maximize the returns on our coal sold by moving coal to higher priced markets where possible (for example moving coal between the industrial coal market and the domestic utility market) there can be no assurances that pricing we receive on tons sold in 2013 and beyond will be reflective of the per-ton price of coal that we have received in prior periods.

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

We compete in a worldwide market. The pricing and demand for our products is affected by a number of factors beyond our control. These factors include:

—	currency exchange rates;
—	growth of economic development;
—	price of alternative sources of electricity or steel;
—	worldwide demand; and
—	ocean freight rates.

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

We are subject to extensive federal, state and local regulations with respect to matters such as:

—	employee health and safety;
—	permitting and licensing requirements;
—	air quality standards;
—	water quality standards;
—	plant, wildlife and wetland protection;
—	blasting operations;
—	the management and disposal of hazardous and non-hazardous materials generated by mining operations;
—	the storage of petroleum products and other hazardous substances;
—	reclamation and restoration of properties after mining operations are completed;
—	discharge of materials into the environment, including air emissions and wastewater discharge;
—	surface subsidence from underground mining; and
—	the effects of mining operations on groundwater quality and availability.

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

On July 6, 2011, The EPA finalized the Cross-State Air Pollution Rule (CSAPR), which sets new power plant emission levels and could cause power plant operators to choose fuel sources other than coal. A Texas utility filed suit against the EPA contesting the legality of CSAPR. On August 21, 2012 the United States Court of Appeals for the District of Columbia ruled against the EPA and invalidated CSAPR, finding that the EPA had exceeded its statutory authority. On October 5, 2012, the EPA filed for rehearing of the case. The impact of CSAPR will depend on the final outcome of legal challenges and cannot be determined at this time.

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

More recently, the EPA announced acceptable levels for the conductivity of water in streams receiving discharge from permitted coal mining sites in a six-state area of Central Appalachia, including Kentucky and West Virginia. If such levels of conductivity are enforced as numerical limits, they could have a significant impact on our ability to secure Section 404 permits and have a material impact on our operations. The National Mining Association (NMA), on behalf of its member companies, including coal producers such as ourselves, filed suit against the EPA and the COE contesting the legality of the enhanced review process and the imposition of such conductivity standard. The U.S. District Court for the District of Columbia granted the NMA’s motion for partial summary judgment and vacated the multi-criteria integrated resource assessment and the enhanced coordination process that were being applied to Section 404 permits. The court determined that in issuing the guidance, the EPA exceeded its statutory authority under the Clean Water Act. The court also determined those pronouncements to constitute legislative rules, and as such, to have been issued in violation of the Administrative Procedures Act because they were issued without public notice and an opportunity to submit comments. On July 31, 2012, the U.S. District Court for the District of Columbia issued its opinion on the remainder of the NMA’s complaint and overturned the EPA’s Final Guidance memorandum concerning conductivity of water in streams. The court held that the Final Guidance constituted final agency action and the EPA overstepped its authority under the Clean Water Act and SMCRA.

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

On July 26, 2012 the COE issued a Section 404 permit to our subsidiary Leeco, Inc. for the expansion of the Stacy Branch surface mine. On October 17, 2012 two environmental groups, the Sierra Club and Kentuckians for the Commonwealth, filed suit against the COE in the U.S. District Court for the Western District of Kentucky claiming that the COE unlawfully issued the Section 404 permit because the COE failed to perform an Environmental Impact Statement and failed to consider alleged adverse effects on human health and welfare from surface coal mines before issuing the Section 404 permit. The Section 404 permit and the outcome of this case, which cannot be determined at this time, are not material to our operations.

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

We experienced operating losses during the nine months ended September 30, 2102, and each of the years ended December 31, 2011, 2008 and 2007. While we were profitable in 2010 and 2009, we must continue to carefully manage our business, including the management of our contracts and our production costs. Although we seek to balance the open portion of our contracts to achieve optimal revenues over the long term, the market price of coal is affected by many factors that are outside of our control. We have experienced an increase in production costs in recent years. Additionally, certain of our long term contracts for sales of coal are priced substantially above current spot prices for coal. Our profitability in the future will be impacted by the price levels that we achieve on future long term contracts. Accordingly, we cannot assure you that we will be able to achieve profitability in the future.

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

Upon consummation of the IRP Acquisition, we acquired a privately-held company that had not previously been required to prepare or file periodic and other reports with the SEC or to generally comply with the requirements of the federal securities laws applicable to public companies, including rules and regulations implemented by the SEC and the Public Company Accounting Oversight Board and the requirement to document and assess the effectiveness of its internal control over financial reporting in order to satisfy the requirements of Section 404 of Sarbanes-Oxley. We will need to include an assessment of our internal control over financial reporting that includes the IRP business in our periodic reports starting with the year ending December 31, 2012. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance and accounting staff, may require additional staffing and infrastructure investments, could increase our legal, insurance and financial compliance costs and may divert the attention of management. In addition, our actual operating costs may exceed the operating costs set forth in our pro forma financials. Moreover, if we discover aspects of IRP’s internal control over financial reporting that require improvement, we cannot be certain that our remedial measures will be effective. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could adversely affect our financial and operating results, investor’s confidence or increase our risk of material weaknesses in internal control over financial reporting.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.

For the nine months ended September 30, 2012, we generated approximately 13% of our total revenue from Georgia Power Company, 13% of our total revenue from Steel Authority of India Limited and 12% of our total revenue from US Steel.  These contracts expire in 2013 and 2014. The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract. We could be materially adversely affected to the extent that we are unable to replace these expiring coal supply agreements with agreements providing similar profit margins or are unable to achieve prices comparable to previous periods if the contract specifies periodic pricing.

Many of our coal supply agreements contain provisions that permit adjustment of the contract price upward or downward at specified times. Failure of the parties to agree on a price under those provisions may allow either party to either terminate the contract or reduce the coal to be delivered under the contract. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by the customer or us for the duration of specified events beyond the control of the affected party. Most coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as:

—	British thermal units (Btus);
—	sulfur content;
—	ash content;
—	grindability;
—	ash fusion temperature;
—	reflectance; and
—	volatility.

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

Some of our coal supply contracts contain provisions that could require us to provide performance assurances if we experience a material adverse change or, under certain other contracts, if the customer believes our creditworthiness has become unsatisfactory. Generally, under such contracts, performance assurances are only required if the contract price per ton of coal is below the current market price of the coal. The performance assurances are generally provided by the posting of a letter of credit, cash collateral, other security, or a guaranty from a creditworthy guarantor. As of September 30, 2012, we have not received any requests from any of our customers to provide performance assurances. If we are required to post performance assurances on some or all of our contracts with performance assurances provisions, there could be a material adverse impact on our cash flows, results of operations or financial condition.

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

In addition to coal we produce from our Company-operated mines, we have mines that typically are operated by independent contract mine operators, and we purchase coal from third parties for resale. For the nine months ended September 30, 2012, approximately 20.1% of our total production was from mines operated by independent contract mine operators and from third party purchased coal sources. Operational difficulties, changes in demand for contract mine operators from our competitors and other factors beyond our control could affect the availability, pricing and quality of coal produced for us by independent contract mine operators. Disruptions in supply, increases in prices paid for coal produced by independent contract mine operators or purchased from third parties, or the availability of more lucrative direct sales opportunities for our purchased coal sources could increase our costs or lower our volumes, either of which could negatively affect our profitability.

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

Our total consolidated long-term debt as of September 30, 2012 was $549.1 million (net of discounts on our convertible notes of $74.7 million).  Our level of indebtedness could result in the following:

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

Our debt instruments impose a number of restrictions on us. A failure to comply with these restrictions could adversely affect our ability to borrow under our Revolver or result in an event of default under our other debt instruments. Our Revolver contains financial covenants that require us to maintain a minimum Consolidated Fixed Charge Coverage Ratio and limits on our capital expenditures. The Consolidated Fixed Charge Coverage Ratio covenant under our Revolver is only applicable if the sum of our unrestricted cash plus our availability under our Revolver falls below $35 million and would remain in effect until the sum of our unrestricted cash and availability under our Revolver exceeds $35 million for 90 consecutive days. Our Revolver limits the capital expenditures that we may make or agree to make in any fiscal year, but such limitation only will apply if the sum of our unrestricted cash plus our availability under our Revolver falls below $50 million for a period of 5 consecutive days and would remain in effect until the sum of our unrestricted cash and availability under our Revolver exceeds $50 million for 90 consecutive days. As of September 30, 2012, our unrestricted cash was $151.4 million and the unused availability under our Revolver was $20.2 million.

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

We believe that our cash on hand, the availability under our Revolver and cash generated from our operations may not provide sufficient cash to fund any future acquisitions. Accordingly, we may need to conduct additional debt or equity financings in order to fund any such additional acquisitions, unless we issue shares of our common stock as consideration for those acquisitions. If we are unable to obtain any such financings, we may be required to forego future acquisition opportunities.

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

November 7, 2012

