Form 10-K
period 2012-12-31
James River Coal CO
filed 2013-03-08
CIK 1297720

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File Number
December 31, 2012	000-51129

JAMES RIVER COAL COMPANY

(Exact name of registrant as specified in its charter)

Virginia	54-1602012
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

901 E. Byrd Street, Suite 1600
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (804) 780-3000

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.01 per share Series A Participating Cumulative Preferred Stock Purchase Rights
Name of each exchange on which registered:	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:	None

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

Yes    ☐             No    ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing sale price of Common Stock, par value $0.01 per share, on June 29, 2012 as reported on the Nasdaq Global Select Market, was approximately $95.6 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 10% of the registrant’s Common Stock).

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of February 15, 2013 was 35,862,549.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2013 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING INFORMATION

From time to time, we make certain comments and disclosures in reports and statements, including this report, or statements made by our officers, which may be forward-looking in nature. These statements are known as “forward-looking statements,” as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples include statements related to our future outlook, anticipated capital expenditures, projected cash flows and borrowings and sources of funding. We caution readers that forward-looking statements, including disclosures that use words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “intend,” “may,” “should,” “could,” “objective,” “plan,””predict,” “project,” “target,” “will,” or their negatives and similar words or statements, are subject to certain risks, trends and uncertainties that could cause actual cash flows, results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from the expectations expressed or implied in such forward-looking statements. We have based any forward-looking statements we have made on our current expectations and assumptions about future events and circumstances that are subject to risks, uncertainties and contingencies that could cause results to differ materially from those discussed in the forward-looking statements, including, but not limited to:

•	our cash flows, results of operation or financial condition;

•	the consummation of acquisition, disposition or financing transactions and the effect thereof on our business;

•	governmental policies, regulatory actions and court decisions affecting the coal industry or our customers’ coal usage;

•	legal and administrative proceedings, settlements, investigations and claims;

•	our ability to obtain and renew permits necessary for our existing and planned operation in a timely manner;

•	environmental concerns related to coal mining and combustion and the cost and perceived benefits of alternative sources of energy;

•	inherent risks of coal mining beyond our control, including weather and geologic conditions or catastrophic weather-related damage;

•	our production capabilities;

•	availability of transportation;

•	our ability to timely obtain necessary supplies and equipment;

•	market demand for coal, electricity and steel;

•	competition, including competition from alternative sources such as natural gas;

•	our relationships with, and other conditions affecting, our customers;

•	employee workforce factors;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	future economic or capital market conditions; and

•	our plans and objectives for future operations and expansion or consolidation.
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

In Part III of this Form 10-K, we incorporate certain information by reference from our Proxy Statement for the 2013 Annual Meeting of Shareholders.  The Company expects to file the Proxy Statement with the SEC on or about March 27, 2013, and will make it available on the Company website as soon as reasonably practicable.  Please refer to the Proxy Statement when it is available.

Item 1.          Business

General Business

Overview

Unless the context requires otherwise, references to “we,” “us,” “our” or “the Company” are intended to mean consolidated James River Coal Company (James River) and its wholly-owned subsidiaries. This drafting style is suggested by the Securities and Exchange Commission and is not meant to indicate that the publicly-traded James River owns or operates any asset, business or property of any of its subsidiaries. The operations and businesses described in this filing are owned and operated, and management services provided, by distinct direct and indirect subsidiaries of James River. James River was incorporated in 1991 under the laws of the Commonwealth of Virginia.

We mine, process and sell thermal and metallurgical coal through eight active mining complexes located throughout eastern Kentucky, southern West Virginia and southern Indiana. The majority of our metallurgical coal was obtained in the April 18, 2011 acquisition (the IRP Acquisition) of International Resource Partners LP and its subsidiary companies (collectively IRP).   We have two reportable business segments based on the coal basins in which we operate – Central Appalachia (CAPP) and the Midwest (Midwest).   For additional information on our segments, see Item 15 of Part IV “Financial Statement – Note 15 – Segment Information.”

As of December 31, 2012, our eight mining complexes included 18 underground mines, 9 surface mines and 13 preparation plants. As of December 31, 2012, we believe that we controlled approximately 341.7 million tons of proven and probable coal reserves.  At current production levels, we believe these reserves would support greater than 30 years of production.

In 2012, our mines produced 9.5 million tons of coal (including 0.4 million tons of coal produced in our mines that are operated by contract mine operators) and we purchased another 2.0 million tons for resale. Of the 9.5 million tons produced from Company mines, approximately 64% came from underground mines, while the remaining 36% came from surface mines. In 2012, we generated revenues of $1.1 billion and had a net loss of $138.9 million.  Approximately 44% of our total revenues for 2012 were generated from coal sales to electric utility customers and the remaining 56% from coal sales (including metallurgical coal) to industrial and other customers. In 2012, US Steel, Steel Authority of India Limited and Georgia Power Company were our largest customers, representing approximately 13%, 13%, and 12% of our total revenues, respectively.  No other customer accounted for more than 10% of our total revenues.

The coal that we sell is obtained from three sources:  our Company-operated mines, our mines that are operated by independent contract mine operators, and other third parties from whom we purchase coal for resale.  Contract mining and coal purchased from other third parties provide flexibility to increase or decrease production based on market conditions.  The table below reflects the amount and percentage of coal obtained from those sources in 2012:

	Tons (000s)	Percentage of total coal obtained by the Company
Coal produced from Company-operated mines	9,097	79.1%
Coal obtained from our mines operated by independent contractors	402	3.5%
Coal purchased from third parties	1,995	17.4%
	11,494	100%

Mining Methods

Our Company-operated and contractor operated mines produce coal using different mining methods. These methods are room and pillar underground mining and contour and point removal surface mining. These methods are described in more detail below.

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

In CAPP, we use the contour and highwall surface mining methods. Contour and highwall mining is used where removal of all the overburden overlying a coal seam is either uneconomical or impossible to remove due to property control or other issues. With contour mining, a contour cut is taken along the outcrop of the seam and the coal is removed from the exposed pit. Highwall mining can then take place where the seam is exposed in the highwall. A highwall miner resembles an underground continuous miner. The highwall miner cuts entries into the coal seam up to 10 feet wide and up to 900 feet deep. The coal is transported to the surface through the augers and loaded into trucks using a loader. The contour area is then reclaimed by returning overburden to the pit and restoring the mountainside to its approximate original contour.

As of December 31, 2012, we had 9 Company-operated surface mines, 2 of which had a highwall miner operated in connection with the surface operations. One of the contract highwall miners was operated by independent contractors.

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

In below drainage mines, the coal seam does not intersect the surface in the vicinity of the mining area.  Therefore, the coal seam must be accessed through excavated passageways from the surface.  These passageways typically consist of vertical shafts and angled slopes.  The shafts are constructed with diameters ranging from 12 to 24 feet and are used as airways for mine ventilation and passageways for miners and supplies via elevators.  The slopes, when used to house conveyor belts to transport the mined coal from the active production areas of the mine to the surface, are typically driven at an angle of less than 17 degrees from the horizontal.  In addition, the slopes provide passageways for miners and supplies, and airways for mine ventilation. Below drainage mines can also be accessed from “box cut” openings from the surface.

As of December 31, 2012, we had 18 Company-operated underground mines, of which 11 were drift mines and the remaining 7 were below-drainage mines.

Mining Operations

Our coal production is conducted through seven mining complexes in the Central Appalachia Region and one mining complex in the Midwest Region.  We generally do not own the land on which we conduct our mining operations.  Rather, our coal reserves are controlled pursuant to leases from third party landowners.  We believe that greater than 95% and 90% of our coal reserves in the Central Appalachia Region and Midwest Region, respectively, are controlled pursuant to leases from third party landowners.  These leases typically convey mining rights to the coal producer in exchange for a per ton fee or royalty payment of a percentage of the gross sales price to the lessor.  The average royalties (including wheelage amounts and unrecoupable royalty prepayments) for coal reserves from our producing properties were approximately 8.9% and 4.5% of produced coal sales revenue for the year ended December 31, 2012, in the Central Appalachia Region and the Midwest Region, respectively.

All of our operations are located on or near public highways and receive electrical power from commercially available sources.  Existing facilities and equipment are maintained in good working condition and are continuously updated through capital expenditure investments.

The following table provides summary information on our mining complexes as of December 31, 2012:

	Number and Type of Mines				Quality of Shipments for the year ended 2012
Mining Complex	Underground	Surface (S) and Highwall (HW)	Total	Tons Shipped (millions) (2)	Average Sulfur Content (%)	Average BTU Content
Central Appalachia
Bell County	1	–	1	0.4	2.0	13,455
Bledsoe	2	–	2	1.1	1.4	12,803
Blue Diamond Buckeye	2	2S /1HW(1)	4	1.2	0.9	12,763
Blue Diamond Leatherwood	4	–	4	1.1	1.0	13,239
Hampden Coal	5	1S	5	1.3	0.9	14,198
Laurel Mountain	–	2S /1HW(1)	2	0.8	1.0	12,476
McCoy Elkhorn	2	–	2	1.6	1.2	12,822
Midwest
Triad Mining	2	4S	6	2.3	3.2	11,371

(1)	Highwall Miner operated in conjunction with surface mining.
(2)	Tons shipped include only the tons shipped from our mining complexes. Purchased tons that are not processed or shipped from our mining complexes are not included in the tons shipped. Additionally, tons shipped between locations are only included in the shipped tons from the originating location.

The following summarizes additional information concerning each of our mining complexes:

Bell County. The Bell County complex is located in Bell County in eastern Kentucky.  We use room and pillar mining and mine the Garmeada seam of coal.  Coal is processed at our preparation plant and loaded into railcars via an integrated four-hour unit train loadout that is serviced by both the CSX and Norfolk Southern railroads.  As of December 31, 2012, we employed 95 mining and support personnel at this complex.

Bledsoe.  The Bledsoe complex is located in Leslie and Harlan counties in eastern Kentucky.  Our underground mines use room and pillar mining. We mine the Hazard #4 seam of coal at this complex.  Coal is processed at one of two preparation plants and loaded into railcars at a separate location via a four-hour unit train loadout on the CSX railroad. As of December 31, 2012, we employed 273 mining and support personnel at this complex.

Blue Diamond - Buckeye.  The Buckeye complex is located in Knott and Perry counties in eastern Kentucky.  Our underground mines use room and pillar mining and our surface mines use the contour and highwall mining methods.  We mine the Amburgy, #5A, #7, #8, and #9 seams of coal at this complex.  Coal is processed at our preparation plant and loaded into railcars via an integrated four-hour unit train loadout on the CSX railroad. As of December 31, 2012, we employed 215 mining and support personnel at this complex.

Blue Diamond - Leatherwood. The Leatherwood complex is located in Leslie, Perry and Letcher counties in eastern Kentucky.  We use room and pillar mining for our underground mines. We mine the Hazard #4 and Elkhorn #3 seams of coal at this complex.  Coal is processed at our preparation plant and loaded into railcars via an integrated four-hour unit train loadout on the CSX railroad. As of December 31, 2012, we employed 318 mining and support personnel at this complex.

Hampden. The Hampden Coal Complex is located in Mingo and Logan counties in southern West Virginia. The underground operations use room-and-pillar mining to produce metallurgical coal from the 2-Gas and Lower Cedar Grove seams. The surface mine produces metallurgical and steam coal from the Alma, Williamson and Lower Cedar Grove seams. Coal is processed at the Hampden Preparation Plant and loaded into railcars via 2 CSX load-outs and 1 Norfolk Southern Load-out. As of December 31, 2012, we employed approximately 391 mining and support personnel at this complex.

McCoy Elkhorn. The McCoy Elkhorn complex is located in Pike and Floyd counties in eastern Kentucky.  Our underground mines use room and pillar mining.  We mine the Millard and Elkhorn #3 seams at this complex.  Coal is processed at our three preparation plants and loaded into railcars via integrated four-hour unit train loadouts on the CSX railroad. As of December 31, 2012, we employed 350 mining and support personnel at this complex.

Laurel Mountain.  The Laurel Mountain complex is located in Floyd, Johnson, Lawrence and Knott counties in eastern Kentucky.  Our surface mines use both contour and highwall and area mining methods.  We mine the Hazard #9, #8, #7, #5A, Haddix, Fireclay, Whitesburg, Amburgy, Taylor and Elkhorn #3, #2, and #1 seams at this complex.  Coal is shipped directly to our McCoy Elkhorn complex to be process and loaded.  As of December 31, 2012, we employed 136 mining and support personnel at this complex.

Triad. The Triad complex is located in Pike and Knox counties in southern Indiana.  We use room and pillar mining to mine the Springfield seam of coal, and use the surface mine  method to mine multiple seams, including the Danville, Millersburg, Hymera, Bucktown and Springfield seams.  Coal is processed at one of four preparation plants (two of which are active) and loaded into trucks for delivery to the customer or by rail at our Switz City loadout.  The Switz City loadout is serviced by Indiana Railroad and the Indiana Southern Railroad.  As of December 31, 2012, we employed approximately 271 mining and support personnel at this complex.

Contract mining represented less than 5.0% of our coal production in the year ended December 31, 2012. Each mining complex monitors its contract mining operations and provides geological and engineering assistance to the contract mine operators. The contract mine operators generally provide their own equipment and operate the mines using their employees. Independent contract mine operators are paid a fixed rate for each ton of saleable product. We are primarily responsible for the reclamation activities involved with all contractor-operated mines. Our relationships with contract mine operators typically can be cancelled by either party without penalty by giving between 30 and 60 days notice.

Reserves

We have an ongoing mineral development drilling and exploration program on our coal properties.  The purpose of the drilling and exploration program is to assist us with planning our mining activities and to better assess our coal reserves.  Marshall Miller & Associates, Inc. (MM&A) prepared a detailed study of our CAPP reserves that we controlled as of March 31, 2004 based on all of our geologic information, including our then current drilling and mining data. For our Midwest reserves, MM&A prepared a detailed study as of February 1, 2005 for the reserves obtained in the acquisition of Triad Mining, Inc. and as of April 11, 2006 for certain additional reserves acquired in the second quarter of 2006 in the Midwest.   MM&A also prepared a detailed study as of December 31, 2010 for the reserves obtained in the IRP Acquisition.  We have used MM&A’s March 31, 2004 study of the CAPP reserves and the December 31, 2010 study of the reserves acquired from IRP (which was based in part on previous evaluations of the properties) as the basis for our current internal estimate of our Central Appalachia reserves and MM&A’s February 1, 2005 and April 11, 2006 studies as the basis for our current internal estimate of our Midwest reserves (collectively the “MM&A studies”).  However, MM&A has not conducted any coal reserve study on our December 31, 2012 estimate or since the respective dates of such studies.

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

As of December 31, 2012, we estimated that we controlled approximately 299.7 million tons of proven and probable coal reserves in Central Appalachia and 42.0 million tons of proven and probable coal reserves in the Midwest.

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

The following table provides information on our mining complexes reserves (the quality information is based on the MM&A studies):

			Approximate Overall Reserve Quality (2), (3)
Mining Complex	Proven & Probable Reserves As of December 31, 2012 (1),(4) (millions of tons)	Estimated Years of Reserve Life Based on 2012 Production Levels	Sulfur Content (%)	Heat Value (Btu/lb.)
Central Appalachia
Bell County	8.7	26	1.0	13,500

Bledsoe	56.0	50	1.2	13,000

Blue Diamond Buckeye	49.1	40	1.2	13,200

Blue Diamond Leatherwood	74.2	67	1.1	13,700

Hampden	48.8	44	0.8	13,500

Laurel Mountain	15.5	20	1.5	12,300

McCoy Elkhorn	47.4	32	1.6	13,300

Total/Average	299.7	42	1.2	13,200

Midwest
Triad	42.0	18	3.2	12,000

(1)	Proven reserves have the highest degree of geologic assurance and are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; (b) grade and/or quality are computed from the results of detailed sampling and (c) the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves have a moderate degree of geologic assurance and are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. This reserve information reflects recoverable tonnage on an as-received basis with 5.5% moisture.

(2)	Sulfur content is expressed as the percent by weight of those constituents in the coal sample compared to the total weight of the sample being tested. Heat value is expressed as Btu per pound in the coal based on laboratory testing of coal samples. The samples are typically obtained from exploratory core borings placed at strategic locations within the coal reserve area. The samples are sent to accredited laboratories for testing under protocols established by the American Society of Testing and Materials (ASTM). The estimated overall quality values are derived by a multiple step process, including: (a) for each mine or reserve area, an arithmetic average quality (dry basis) was prepared to represent the coal tons within the area, based on samples from the area; (b) the overall quality of reserves for each mine complex was determined by performing a tonnage-weighted average of the average quality of all mine and reserve areas within the division; and (c) the resulting dry basis overall quality was converted to wet product basis to reflect its anticipated moisture content at the time of sale. The actual quality of the shipped coal may vary from these estimates due to factors such as: (a) the particle size of the coal fed to the plant; (b) the specific gravity of the float media in use at the preparation plant; (c) the type of plant circuit(s); (d) the efficiency of the plant circuit(s); (e) the moisture content of the final product; and (f) customer requirements.
7

(3)	For the CAPP region, represents reserve quality information for our mining complexes as of March 31, 2004 for Bell County, Bledsoe, Blue Diamond Buckeye, Blue Diamond Leatherwood and McCoy and as of December 31, 2010 for Hamden and Laurel Mountain. For the Midwest region, represents average reserve quality information as of February 1, 2005 and April 11, 2006, for the reserves obtained on the acquisition of the Triad mining complex and for a lease entered into during 2006, respectively. The reserve quality information is based on the MM&A studies. Quality information for shipments for the most recent year end is contained under “Mining Operations.”

(4)	Represents the Company’s estimate of reserves at December 31, 2012 based on additional information or reserves obtained from exploration and acquisition activities, production activities or discovery of new geologic information. We calculated the adjustments to the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these December 31, 2012 estimates have not been reviewed by MM&A.

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

In Central Appalachia, coal consumed domestically is usually sold f.o.b. at the mine and transportation costs are normally borne by our customers. Export coal is usually sold at the loading port, with our customers responsible for further transportation. Producers usually pay shipping costs from the mine to the port. Our Central Appalachia produced coal is transported from the mines and to the customer primarily by rail, with the main rail carriers being CSX Transportation and Norfolk Southern Railway Company. The majority of our sales volume is shipped by rail, but a portion of our production is shipped by barge and truck.

In the Midwest, coal is shipped primarily by train and by truck to our customers.  The trucked coal is primarily sold f.o.b delivery point with transportation costs borne by either the customer or us.  Coal delivered by train and barge is sold f.o.b. at the point of loading.  Our Triad mining complex has rail service provided by Indiana Railroad and Indiana Southern Railroad.

Our mining complexes are supported by personnel primarily located in London and Lexington, Kentucky and Charleston, West Virginia who provide engineering and permitting assistance, project management, land management and lease administration, coal quality control and quality reporting, accounting and purchasing support, and railroad transportation scheduling services.

Customers and Coal Contracts

As is customary in the coal industry, we enter into long-term contracts (which we define as contracts with terms of one year or longer) with many of our customers. These arrangements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. In 2012, we generated 44% of our total revenues from coal sales to electric utility customers and the remaining 56% from coal sales (including metallurgical coal) to industrial and other customers. For the year ended December 31, 2012, US Steel (13%), Steel Authority of India Limited (13%) and Georgia Power Company (12%) were our largest customers by total revenues. No other customer accounted for more than 10% of total revenues.

In 2012, we sold approximately 9.4 million tons of coal in the CAPP region at an average selling price of $97.37 per ton. In the CAPP region, we currently have approximately 5.0 million and 0.3 million tons contracted to be sold in 2013 and 2014, respectively, at average selling prices of approximately $81 per ton and $76 per ton, respectively. Current market prices for steam and metallurgical coal in the CAPP region are substantially below our average 2012 sales price for those coals. If the market does not strengthen, our sales price for future tons sold will be adversely impacted as compared to 2012.

In 2012, we sold approximately 2.3 million tons of coal in the Midwest region at an average selling price of $44.30 per ton. In the Midwest region, we currently have approximately 2.5 million and 0.9 million tons contracted to be sold in 2013 and 2014, respectively, at average selling prices of approximately $45 per ton and $48 per ton, respectively.

The terms of our contracts result from a bidding and negotiation process with our customers. Consequently, the terms of these contracts often vary significantly in many respects. Our long-term supply contracts typically contain one or more of the following pricing mechanisms:

•	Fixed price contracts;

•	Annually, semi-annually or quarterly negotiated prices that reflect market conditions at the time; or

•	Base-price-plus-escalation methods that allow for periodic price adjustments based on fixed percentages or, in certain limited cases, pass-through of actual cost changes.

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

Competition

The U.S. coal industry is highly competitive, with numerous producers in all coal producing regions.  We compete against various large producers and hundreds of small producers.  According to the U.S. Energy Information Administration, the largest producer produced approximately 18.5% (based on tonnage produced) of the total United States production in 2011, the latest year for which government statistics are available.  The U.S. Department of Energy also reported 1,325 active coal mines in the United States in 2011.  Demand for our coal by our principal customers is affected by:

•	the price of competing coal and alternative fuel supplies, including natural gas, nuclear, oil and renewable energy sources, such as hydroelectric power;

•	government regulations that affect end users’ ability to burn coal;

•	coal quality;
9

•	transportation costs from the mine to the customer; and

•	the reliability of supply.

Continued demand for our coal and the prices that we obtain are affected by demand for electricity, environmental and government regulation, technological developments and the availability and price of competing coal and alternative fuel supplies.

Employees

At December 31, 2012, we had 2,124 employees. None of our employees are currently represented by collective bargaining agreements. Relations with our employees are generally good.

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

While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. We estimate that we will make expenditures of approximately $5.9 million and $2.0 million for environmental control facilities and complying with safety regulations in 2013 and 2014, respectively. These costs are in addition to reclamation and mine closing costs and the costs of treating mine water discharge, when necessary. Compliance with these laws has substantially increased the cost of coal mining, but is, in general, a cost common to all domestic coal producers.

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

Mine Safety and Health Laws

The Federal Mine Safety and Health Administration (“MSHA”) is the primary regulating agency for safety and health matters and issues rules and regulations addressing mine safety and health. Stringent federal health and safety standards were imposed by the Federal Coal Mine Safety and Health Act of 1969 and again with the adoption of the Federal Mine Safety and Health Act of 1977. Mine safety and health standards were further expanded in 2006 with the passage of the Mine Improvement and New Emergency Response Act (“MINER Act”). The combined federal regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, emergency response capabilities, availability of emergency breathable air, communication and tracking systems, blasting, the equipment used in mining operations and other matters.

Pattern of Violations

On January 17, 2013, MSHA announced a final rule revising MSHA’s Pattern of Violations regulations (“POV”) in 30 C.F.R. Part 104. The final rule allows MSHA to issue a POV notice without first issuing a potential POV notice and eliminates the existing requirement that MSHA can consider only final orders in its POV review. The final rule also establishes general criteria and procedures that MSHA will utilize to identify mines with a pattern of significant and substantial (“S&S”) citations, and restates the statutory requirement that, for mines in POV status, each S&S citation will result in a withdrawal order until a complete inspection finds no S&S violations. Under the final rule, MSHA will review at least once a year the compliance and accident, injury and illness records of mines to determine if any mines meet the POV criteria. MSHA’s review to identify mines with a pattern of S&S violations will include citations for S&S violations, orders under section 104(b) of the Mine Act for not abating S&S violations, citations and withdrawal orders under section 104(d) of the Mine Act, imminent danger orders under section 107(a), orders under section 104(g) for untrained miner withdrawal orders, enforcement measures other than section 104(e) of the Mine Act that have been applied at the mine, and other information that “demonstrates a serious safety or health management problem at the mine, such as accident, injury, and illness records.”

Total Incombustible Dust

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

Respirable Dust Levels

On October 19, 2010, MSHA issued a proposed rule which would gradually lower the current 2.0 mg/m3 dust standard to 1.0 mg/m3 over a two-year period from the effective date, and to 0.5 mg/m3 in intake air. The proposed rule also addresses extended work shifts, redefines normal production shifts, requires additional medical surveillance examinations for miners, and provides for the use of a single, full-shift sample to determine compliance rather than averaging multiple dust samples of different miners’ exposures per current requirements.

In addition, the proposed rule would phase in the required use of the Continuous Personal Dust Monitor (“CPDM”). The CPDMs would electronically store all respirable dust sampling data collected during a shift and would be sent to MSHA electronically. The CPDMs would be optional for surface coal mines and for non-production areas of underground coal mines (such as outby areas).

Other changes include: requiring sampling of extended work shifts to account for occupational exposures of greater than eight hours per shift; requiring sampling when production is equivalent to or greater than the level of average production level over the last 30 production shifts; and requiring spirometry testing, occupational history and symptom assessment to be implemented, in addition to the chest x-ray exam currently required for underground coal miners and medical surveillance.

Other Safety Rules

On December 28, 2012, MSHA issued a final rule, 77 Fed. Reg. 249, 76406-76498, to revise its civil penalty assessment amounts. The revised rule increases certain penalties for citations and orders issued on or after January 28, 2013.

On April 6, 2012, MSHA issued a final rule, 77 Fed. Reg. 67, 20700-20716, to revise the requirements for pre-shift, supplemental, on-shift and weekly examinations of underground coal mines. The final rule adds the requirement that operators identify violations of mandatory health or safety standards and requires the mine operator to record and correct these violations, note the actions taken to correct the conditions and review with mine examiners (e.g., the mine foreman, assistant mine foreman or other certified persons) on a quarterly basis all citations and orders issued in areas where pre-shift, supplemental, on-shift and weekly examinations are required.

On August 31, 2011, MSHA published proposed rules, 76 Fed. Reg. 169, 54163-54179, that, if finalized, will require mine operators to install proximity detection systems on continuous mining machines. The proximity detection systems initiate a warning or shutdown the continuous miner depending on the proximity of the machine to a miner.

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
12

Federal black lung benefits rates are periodically adjusted according to the percentage increase of the federal pay rate.

In addition to federal black lung legislation, we also are liable under various state statutes for black lung claims. To a certain extent, our federal black lung liabilities are reduced by our state liabilities.

The Patient Protection and Affordable Care Act of 2010 (the “Act”) includes a black-lung provision that creates a rebuttable presumption that a miner with at least 15 years of service, with totally disabling pulmonary or respiratory lung impairment and negative radiographic chest x-ray evidence is disabled due to pneumoconiosis and is eligible for black lung benefits.  The Act also makes it easier for widows of miners to become eligible for benefits.  This legislation could significantly impact the Company’s future payments for black lung benefits.

In recent years, additional legislation on black lung reform has been introduced but not enacted in Congress and in the Kentucky legislature.  It is possible that additional legislation will be reintroduced for consideration by Congress.  If any of the proposals included in this or similar legislation is passed, the number of claimants who are awarded benefits could significantly increase.  Any such changes in black lung legislation, if approved, may adversely affect our business, financial condition and results of operations.

Environmental Laws and Regulations

We are subject to various federal environmental laws and regulatory entities, including:

•	the Surface Mining Control and Reclamation Act of 1977;

•	the Clean Air Act;

•	initiatives to Reduce Greenhouse Gas Emissions;

•	the Clean Water Act;

•	the Comprehensive Environmental Response, Compensation and Liability Act; and

•	the Resource Conservation and Recovery Act.

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

Surface Mining Control and Reclamation Act (SMCRA)

SMCRA, and its state counterparts, establish operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. Permits for all mining operations must be obtained from the Federal Office of Surface Mining Reclamation and Enforcement (OSM) or, where state regulatory agencies have adopted federally approved state programs under SMCRA, the state becomes the regulatory authority with primacy and issues the permits with federal oversight from OSM.

SMCRA and similar state statutes, among other things, require that mined property be restored in accordance with specified standards and approved reclamation plans. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. The earliest a reclamation bond can be fully released is five years after reclamation has been achieved. On May 1, 2012, OSM notified the state of Kentucky that OSM believes Kentucky’s bonding program is insufficient. The resolution of this issue could cause bonding costs for new or existing operations to increase.

All states impose on mine operators the responsibility for repairing or compensating for damage occurring on the surface as a result of mine subsidence, a possible consequence of underground mining. In addition, the Abandoned Mine Reclamation Fund, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore unreclaimed mines closed before 1977. Going forward, the maximum tax is $0.28 per ton on surface mined coal and $0.12 per ton on coal produced by underground mining.

Our future operating results would be adversely affected if our accruals for reclamation were determined to be insufficient. These obligations are unfunded. The amount that was expensed for reclamation during the year ended December 31, 2012 was $5.3 million, while the related cash payment for such liability during the same period was $2.1 million.

We also lease some of our coal reserves to third-party operators. Although specific criteria vary from state to state as to what constitutes an “owner” or “controller” relationship, under SMCRA, operators can be blocked from receiving permits to conduct mining where the operator is deemed to “own” or “control” third-parties who have unabated violations, unpaid civil penalties or unpaid reclamation fees.

The Clean Air Act and Related Rules

The federal Clean Air Act and similar state laws and regulations, which regulate emissions into the air, affect coal mining and processing operations primarily through permitting and/or emissions control requirements. In addition, the Environmental Protection Agency (the “EPA”) has issued certain, and is considering further, regulations relating to fugitive dust and particulate matter emissions that could restrict our ability to develop new mines or require us to modify our operations and may have a material adverse effect on our financial condition and results of operations.

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

Cross State Air Pollution Rule

On August 8, 2011, the EPA published the final Cross State Air Pollution Rule (CSAPR) requiring reductions of sulfur dioxide and nitrogen oxide emissions from power plants in 27 states located in the eastern half of the U.S. CSAPR addresses interstate emissions of sulfur dioxide and nitrogen oxides that interfere with downwind states’ ability to meet or maintain national ambient air quality standards for ozone and/or particulate matter. A Texas utility filed suit against the EPA contesting the legality of CSAPR. On August 21, 2012 the United States Court of Appeals for the District of Columbia ruled against the EPA and invalidated CSAPR, finding that the EPA had exceeded its statutory authority. On October 5, 2012 the EPA filed for a rehearing of the case. The impact of CSAPR will depend on the final outcome of the legal proceedings and cannot be determined at this time.

Maximum Achievable Control Technology (“MACT”)

On February 16, 2012, the EPA published its final Utility MACT rule, which imposes stringent acid gases, mercury and particulate matter emission limits on coal- and oil-fired electric utility steam generating units. On July 9, 2012 several utilities and interested parties filed suit in the U.S. Court of Appeals for the District of Columbia asking the court to vacate the Utility MACT rule. Subsequently, on August 2, 2012, the EPA issued a partial stay of the Utility MACT rule to give the EPA time to reconsider the rule. The EPA plans to issue the revised Utility MACT rule by March 2013. In the meantime, the legal challenges to the Utility MACT rule have been suspended pending the EPA’s reissuance of the Utility MACT Rule.

On March 21, 2011 the EPA issued the Industrial Boiler MACT rule standards establishing emissions limits for various hazardous air pollutants typically emitted from industrial boilers, including coal-fired boilers. At the same time of issuance of the rule, the EPA issued a notice of intent to reconsider the rule to allow for additional public review and comment. On December 20, 2012, the EPA finalized the Industrial Boiler MACT rule after taking into consideration industry comments. The Industrial Boiler MACT rule requires compliance by 2016 or 2018 depending on the type of boiler.

These new and proposed regulations will make it more costly to operate coal-fired plants and could make coal a less attractive fuel alternative in the planning and building of utility power plants and industrial boilers in the future. To the extent that any new and proposed requirements affect our customers, this could adversely affect our operations and results.

Regional Haze Program

In 1999, the EPA promulgated a regional haze program designed to protect and to improve visibility at and around so-called Class I Areas, which are generally National Parks, National Wilderness Areas and International Parks. This program may restrict the construction of new coal-fired power plants whose operation may impair visibility at and around the Class I Areas. Moreover, the program requires certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxide and particulate matter. States were required to submit Regional Haze State Implementation Plans (“SIPs”) to the EPA by December 17, 2007. Many states did not meet the December 17, 2007 deadline, and on February 4, 2011, several environmental groups (including the Sierra Club and Environmental Defense Fund) notified the EPA that they intend to sue the EPA under the citizen suit provision of the Clean Air Act for failure to enforce the regional haze rule. In addition, the EPA issued a proposed rule on December 30, 2011 that would allow states subject to CSAPR to rely on the CSAPR trading program to meet some of the requirements in the regional haze program. However, as noted above, CSAPR has been invalidated by the courts but may be subject to additional legal proceedings. We are unable to predict the impact on the coal market of either the states’ failure to submit Regional Haze SIPs by the deadline or the potential litigation of CSAPR.

Initiatives to Reduce Greenhouse Gas Emissions

Considerable and increasing government attention in the United States and other countries is being paid to reducing greenhouse gas (“GHG”) emissions, including carbon dioxide (“CO2”) emissions from coal-fired power plants and methane emissions from mining operations. Although the United States has not ratified the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change (“UNFCCC”), which became effective for many countries in 2005 and establishes a binding set of emission targets for greenhouse gases, the United States is actively participating in various international initiatives within and outside of the UNFCCC process to negotiate developed and developing nation commitments for GHG emission reductions and related financing. Any international GHG agreement in which the United States participates, if at all, could adversely affect the price and demand for coal.

In addition to possible future U.S. treaty obligations, regulation of GHG in the United States could occur pursuant to new or amended federal or state legislation, including but not limited to regulatory changes under the Clean Air Act, Public Utility Regulatory Policies Act, state initiatives, or otherwise. At the federal level, Congress actively considered in the past, and may consider in the future, legislation that would establish a nationwide GHG emissions cap-and-trade or other market-based program to reduce GHG emissions. There are other types of legislative proposals that would promote clean energy that Congress has also considered in the past, and is currently considering. Many of these proposals would tend to favor fuels that have a lower carbon content than coal, but such proposals also incent the construction and development of carbon capture and sequestration plants as well as other advanced coal technologies. We cannot predict the financial impact of future GHG or clean energy legislation on our operations or our customers at this time.

The EPA also is implementing plans to regulate GHG emissions. In October 2009, the EPA published its final Mandatory Greenhouse Gas Reporting Rule, which requires power plants and other large sources of GHGs to file reports disclosing GHG emissions. In November 2011, the EPA issued an amendment delaying to April 1, 2013 the reporting deadline for underground coal mines and certain other source categories to file their first annual reports disclosing GHG emissions.

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

On March 27, 2012, the EPA proposed a New Source Performance Standard rule that limits CO2 emissions from new fossil fuel burning power plants to 1,000 pounds of CO2 emissions for every one megawatt hour of power generated. This standard is achievable by most natural gas-fired power plants but is not economically achievable given current technology for coal-fired power generation. This rule, if effective, will likely prevent the construction of new coal-fired power generation for the foreseeable future. Federal legislation that would variously suspend or eliminate EPA’s regulatory authority over GHGs has been introduced in both the House and Senate.

In addition to federal GHG regulations, there are several new state programs to limit GHG emissions and others have been proposed. State and regional climate change initiatives are taking effect before federal action. Beginning January 1, 2009 the Regional Greenhouse Gas Initiative, a regional GHG cap-and-trade program calling for a ten percent reduction of emissions by 2018, was established by ten Northeastern states (Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island, and Vermont). In October 2011, the California Air Resources Board adopted regulations that establish a statewide cap and trade program to control GHG emissions. The program will take effect in 2013.

Predicting the economic effects of greenhouse gas legislation is difficult given the various alternatives proposed and the complexities of the interactions between economic and environmental issues. Coal-fired generators could switch to other fuels that generate less of these emissions, possibly reducing the construction of coal-fired power plants or causing some users of our coal to switch to a lower CO2 generating fuel, or more generally reducing the demand for coal-fired electricity generation. This could result in an indeterminate decrease in demand for coal nationally, and various mechanisms proposed to limit GHG emissions could impact the price of coal and the cost of coal-fired generation. The majority of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser's plant or results in specified increases in the cost of coal or its use to comply with applicable ambient air quality standards. In addition, if regulation of GHG emissions does not exempt the release of coalbed methane, we may have to curtail coal production, pay higher taxes, or incur costs to purchase credits that permit us to continue operations as they now exist at our underground coal mines.

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

The COE’s issuance of 404 permits is subject to the National Environmental Policy Act (“NEPA”). NEPA defines the procedures by which a federal agency must administer its permitting programs. The law requires that a federal agency must take a “hard look” at any activity that may “significantly affect the quality of the human environment”. The COE typically conducts an initial Environmental Assessment (“EA”) to determine whether the project’s effects are significant enough to require an Environmental Impact Statement (“EIS”), which involves a very lengthy data collection and review process. In most cases, the COE issues a Finding of No Significant Impact (“FONSI”) at the conclusion of the EA and does not require an EIS to determine the impacts from impoundments, fills and other activities associated with coal mining. However, in some cases the full EIS process is being required for mining projects. Should a full EIS be required for every permit instead of, or in addition to, the less detailed EA, significant permitting delays could affect mining costs or cause operations not to be opened in the first instance, or to be idled or closed.

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

Since 2009, the federal Office of Surface Mining issued an advance notice of a proposed rulemaking on a new “stream protection rule” which would consider defining the term “material damage” to the hydrologic balance outside the permit area (which damage is prohibited under SMCRA), limiting or controlling operations which mined through or filled streams, and better defining the “approximate original contours” to which surface mines must ordinarily be restored.  OSM hired outside contractors to conduct an EIS on the rulemaking effort.  Their draft work identified several alternative rulemaking scenarios and the economic consequences of OSM’s “preferred” scenario.  Portions of their work was leaked to the public in early 2011 and predicted reductions in production and thousands of fewer mining jobs in Appalachia as a  result of the preferred alternatives. Criticism of OSM’s methodologies has caused it to slow its efforts and it has yet to issue a proposed rule, but OSM claims to still be developing a rule.

National Pollutant Discharge Elimination Permits

The Clean Water Act (“CWA”) requires that all of our operations obtain NPDES permits for discharges of water from all of our mining operations. NPDES permits for our operations normally contain limits for constitutes typically present in mining effluent, including iron, manganese, settleable solids and pH. Additionally, limits for other constitutes, including selenium and aluminum, may be required, depending on conditions at the site. Increasingly more restrictive limits are being added to NPDES permits in all states, which potentially could create requirements for treatment systems and higher costs to comply with permit conditions.

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

In September 2009, the EPA announced it had identified 79 pending permit applications for Appalachian surface coal mining that warranted further review under an enhanced coordination process (“ECP”) with the COE and the United States Department of the Interior entered into in June 2009. These included four of our permit applications, three of which we have abandoned while the remaining permit was issued to us in July 2012. On October 17, 2012 two environmental groups, the Sierra Club and Kentuckians for the Commonwealth, filed suit against the COE in the U.S. District Court for the Western District of Kentucky claiming that the COE unlawfully issued the Section 404 permit to us because the COE failed to perform an Environmental Impact Statement and failed to consider alleged adverse effects on human health and welfare from surface coal mines before issuing the Section 404 permit. The Section 404 permit and the outcome of this case, which cannot be determined at this time, are not material to our operations.

In conjunction with this ECP, EPA published guidance in a July 21, 2011 Final Memorandum entitled “Improving EPA Review of Appalachian Surface Coal Mining Operations Under the Clean Water Act, National Environmental Policy Act, and the Environmental Justice Executive Order” (“EPA Mining Guidance”). The EPA Mining Guidance establishes threshold conductivity levels to be used as a basis for evaluating compliance with narrative water quality standards. Conductivity is a measure that reflects levels of various salts present in water. The EPA Administrator stated that these water quality standards may be difficult for most mining operations to meet.

The ECP as well as the EPA Mining Guidance were challenged in court by the National Mining Association and by several states. On October 6, 2011, a federal court vacated the ECP. Likewise, the EPA Mining Guidance was vacated on July 31, 2012, by a federal district court.

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

We derived 44% of our total revenues in 2012 and 56% of our total revenues in 2011, from our electric utility customers and the remaining 56% of our total revenues in 2012 and 44% of our total revenues in 2011 were derived from industrial and other customers, including those in the steel industry.

We compete with coal producers in the United States and overseas for domestic and international sales. Demand for our coal and the prices that we will be able to obtain primarily will depend upon coal consumption patterns of the electric utility industry and the worldwide steel industry. Consumption by the utility industry is affected by the demand for electricity, environmental and other governmental regulations, technological developments and the price of competing coal and alternative fuel supplies including natural gas, nuclear, oil and renewable energy sources, including hydroelectric power. In particular, coal fired electrical generation faces strong competition from natural gas as historically low natural gas prices have dramatically increased natural gas’ share of electrical generation. Gas-fired electrical generation has the potential to continue displacing coal-fired electrical generation due in part to increased natural gas supply from shale formations resulting in lower natural gas prices and environmental regulations that tend to favor natural gas over coal.

Demand by the electricity industry is impacted by weather patterns, as well as overall economic activity and the associated demand for power by industrial users. Demand by the steel industry is primarily affected by economic growth and the demand for steel used in construction as well as appliances and automobiles. Prolonged decreases in global demand for electricity and steel production could adversely affect our financial condition and results of operations.

Due to economic and market conditions, our contracts for steam and metallurgical coal deliveries in 2013 provide lower sales prices than the average sales prices we received for deliveries of similar coal in 2012.  While we manage our coal contracts on a composite basis to maximize the returns on our coal sold by moving coal to higher priced markets where possible (for example moving coal between the industrial coal market and the domestic utility market) there can be no assurances that pricing we receive on tons sold in 2013 and beyond will be reflective of the per-ton price of coal that we have received in prior periods.

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

Our Central Appalachia mines generally ship coal via rail systems, ocean vessels and barges.  During 2012, we shipped approximately 90% of our coal from our Central Appalachia mines via rail system, including coal that was transported by rail to export vessels.  In the Midwest, we shipped approximately 53% of our produced coal by rail and the remainder by truck or barge.  We believe that our 2013 transportation modes will continue to be comparable to those used in 2012.  Our dependence upon railroads, third party trucking companies, ocean vessels and barges impacts our ability to deliver coal to our customers.  Disruption of service due to weather-related problems, mechanical difficulties, strikes, lockouts, bottlenecks and other events could temporarily impair our ability to supply coal to our customers, resulting in decreased shipments.  Decreased performance levels over longer periods of time could cause our customers to look elsewhere for their fuel needs, negatively affecting our revenues and profitability.

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

Global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity, especially the emissions of greenhouse gases (“GHG”), such as carbon dioxide (CO2) and methane. Combustion of fossil fuels, such as the coal we produce, results in the creation of CO2 that is currently emitted into the atmosphere by coal end users, such as coal-fired electric generation power plants. Our underground mines emit methane, which must be expelled for safety reasons.

Considerable and increasing government attention in the United States and other countries is being paid to reducing greenhouse gas emissions, including CO2 emissions from coal-fired power plants and methane emissions from mining operations. Although the United States has not ratified the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change (“UNFCCC”), which became effective for many countries in 2005 and establishes a binding set of emission targets for GHGs, the United States is actively participating in various international initiatives within and outside of the UNFCCC process to negotiate developed and developing nation commitments for GHG emission reductions and related financing. For example, in December 2009, approximately 190 countries participated in the UNFCC meetings in Copenhagen. The participants “took note” of a non-binding accord under which participating nations would report their commitments to reduce GHG emissions. Under this non-binding framework, the U.S. committed to cut GHG emissions by 17% below 2005 levels by 2020, 42% below 2005 levels by 2030, and 83% below 2005 levels by 2050. Any international GHG agreement in which the United States participates, if at all, could adversely affect the price and demand for coal.

U.S. legislative and regulatory action also may address GHG emissions. At the federal level, Congress actively considered in the past, and may consider in the future, legislation that would establish a nationwide GHG emissions cap-and-trade or other market-based program to reduce GHG emissions. The EPA also has commenced regulatory action that could lead to controls on CO2 from larger emitters such as coal-fired power plants and industrial sources. In advance of federal action, state and regional climate change initiatives, such as the Regional Greenhouse Gas Initiative of eastern states, the Western Regional Climate Action Initiative, and recently enacted legislation in California and other states are taking effect before federal action. In addition, some states and municipalities in the United States have adopted or may adopt in the future regulations on GHG emissions. Some states and municipal entities have commenced litigation in different jurisdictions seeking to have certain utilities, including some of our customers, reduce their emission of CO2. Apart from governmental regulation, certain large investment banks announced that they had adopted climate change guidelines for lenders. The guidelines require the evaluation of carbon risks in the financing of utility power plants which may make it more difficult for utilities to obtain financing for coal-fired plants.

Considerable uncertainty is associated with these climate change initiatives. The content of new treaties, legislation or regulation is not yet determined, and many of the new regulatory initiatives remain subject to review by the agencies or the courts. Predicting the economic effects of climate change legislation is difficult given the various alternatives proposed and the complexities of the interactions between economic and environmental issues. Any regulations on GHG emissions, however, are likely to impose significant emissions control expenditures on many coal-fired power plants and industrial boilers and could have the effect of making them unprofitable. As a result, these generators may switch to other fuels that generate less of these emissions, possibly reducing future demand for coal and the construction of coal-fired power plants. In this regard, many of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser's plant or results in specified increases in the cost of coal or its use to comply with applicable ambient air quality standards. Any switching of fuel sources away from coal, closure of existing coal-fired plants, or reduced construction of new plants could have a material adverse effect on demand for and prices received for our coal and a material adverse effect on our results of operations, cash flows and financial condition. In addition, if regulation of GHG emissions does not exempt the release of coalbed methane, we may have to curtail coal production, pay higher taxes, or incur costs to purchase credits that permit us to continue operations as they now exist at our underground coal mines.

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

The Patient Protection and Affordable Care Act of 2010 (Act) includes a black-lung provision that creates a rebuttable presumption that a miner with at least 15 years of service, with totally disabling pulmonary or respiratory lung impairment and negative radiographic chest x-ray evidence is disabled due to pneumoconiosis and is eligible for black lung benefits. The Act also makes it easier for widows of miners to become eligible for benefits. This legislation could significantly impact the Company’s future payments for black lung benefits.

In recent years, additional legislation on black lung reform has been introduced but not enacted in Congress and in the Kentucky legislature. It is possible that additional legislation will be reintroduced for consideration by Congress. If any of the proposals included in this or similar legislation is passed, the number of claimants who are awarded benefits could significantly increase. Any such changes in black lung legislation, if approved, may adversely affect our business, financial condition and results of operations.

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

The Clean Air Act also imposes standards on sources of hazardous air pollutants. The EPA’s Utility MACT rule, if enacted into law would impose stringent acid gases, mercury and particulate matter emission limits on coal- and oil-fired electric utility steam generating units.   The EPA’s Industrial Boiler MACT rule limits emissions from industrial boilers, including those fueled by coal. These standards and future standards could have the effect of decreasing demand for coal. So-called multi-pollutant bills, which could regulate additional air pollutants, have been proposed by various members of Congress. If such initiatives are enacted into law, power plant operators could choose other fuel sources to meet their requirements, reducing the demand for coal.

On August 8, 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR), which sets new power plant emission levels and could cause power plant operators to choose fuel sources other than coal. A Texas utility filed suit against the EPA contesting the legality of CSAPR. On August 21, 2012 the United States Court of Appeals for the District of Columbia ruled against the EPA and invalidated CSAPR, finding that the EPA had exceeded its statutory authority. On October 5, 2012, the EPA filed for rehearing of the case. The impact of CSAPR will depend on the final outcome of legal challenges and cannot be determined at this time.

As a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, 549 U.S. 497 (2007), finding that GHGs fall within the Clean Air Act definition of “air pollutant,” the EPA was required to determine whether emissions of GHGs “endanger” public health or welfare. In December 2009, the EPA published an “Endangerment Finding” stating that current and projected concentrations of CO2 and five other GHGs in the atmosphere threaten the public’s health and welfare. The EPA’s Endangerment Finding was challenged in federal court by numerous states (see, Coalition for Responsible Regulation, Inc. et al. v. EPA); however, on June 26, 2012, the U.S. District Court of Appeals for the District of Columbia ruled in favor of the EPA, validating the EPA’s Endangerment Finding and enabling the EPA to proceed with a broad regulatory program for the control of GHG emissions, including CO2 emissions. The EPA has recently completed several rulemaking actions indicating its intent to limit GHG emissions, including, among others, a final GHG reporting rule for certain major stationary source permitting programs, final regulations to control GHG emissions from light duty vehicles, proposed regulations limiting CO2 emissions from new, modified and reconstructed power plants, and a final “tailoring” rule explaining how it would implement the Clean Air Act’s Title V and prevention of significant deterioration permitting programs with respect to GHG emissions from major stationary sources.

In recent legislative sessions, both houses of Congress have considered, but failed to enact, new legislation that could establish a national cap on, or other regulation of, carbon emissions and other GHGs. Recent proposals include a cap and trade system that would require the purchase of emission permits, which could be traded on the open market. These and other proposals would make it more costly to operate coal-fired plants and could make coal a less attractive fuel for future power plants. Any new or proposed requirements adversely affecting the use of coal could adversely affect our operations and results.

The permitting of new coal-fired power plants has also recently been contested by state regulators and environmental organizations based on concerns relating to GHG emissions. In several litigation cases, plaintiffs are seeking various remedies, including injunctive relief, against power plant owners. However, the risk of an adverse outcome has been mitigated by the June 20, 2011 decision of the U.S. Supreme Court in Connecticut v. AEP.  The Supreme Court reversed the decision of the United States Court of Appeals for the Second Circuit which had allowed plaintiffs’ claims that public utilities’ GHG emissions created a “public nuisance” to go to trial.  The Supreme Court held that the EPA’s authority to regulate GHG emissions under the Clean Air Act displaces federal common law claims.  The effect of these recent cases may also be mitigated in the event Congress adopts GHG legislation and because the EPA has finalized the adoption of GHG emission standards. Nevertheless, increased efforts to control GHG emissions by state, federal, judicial or international authorities could result in reduced demand for coal.

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

In 2009, the EPA announced publicly that it will exercise its statutory right to more actively review Section 404 permitting actions by the COE. In the third quarter of 2009, the EPA announced that it would further review 79 surface mining permit applications, including four of our permits. These 79 permits were identified as likely to impact water quality and therefore required additional review under the Clean Water Act. We abandoned three of our permits and the fourth was issued to us in July 2012. On October 17, 2012 two environmental groups, the Sierra Club and Kentuckians for the Commonwealth, filed suit against the COE in the U.S. District Court for the Western District of Kentucky claiming that the COE unlawfully issued the Section 404 permit to us because the COE failed to perform an Environmental Impact Statement and failed to consider alleged adverse effects on human health and welfare from surface coal mines before issuing the Section 404 permit. The Section 404 permit and the outcome of this case, which cannot be determined at this time, are not material to our operations.

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

Environmental groups have recently filed lawsuits against multiple mining companies, including us, for alleged discharges of selenium in violation of applicable permit levels at coal mining sites. The lawsuits have been filed under the citizen suit provisions of the federal Clean Water Act. In the lawsuits, the environmental groups contend that the mining companies should install treatment facilities to limit the discharge of selenium and pay civil penalties for the alleged violations. Some of the cases have been resolved through settlements between the environmental groups and the mining companies. We currently do not believe that any lawsuit brought against us related to these matters will have a material impact on our operations.

For a discussion of the Clean Water Act, see Item 1 “Business – Environmental and Other Regulatory Matters” for discussion related to the Clean Water Act.

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

Risks Related to Our Operations

We have experienced operating losses in recent years and may experience losses in the future.

We experienced operating losses in 2012 and 2011. We must continue to carefully manage our business, including the management of our contracts and our production costs. Although we seek to balance the open portion of our contracts to achieve optimal revenues over the long term, the market price of coal is affected by many factors that are outside of our control. We have experienced an increase in production costs in recent years. Our profitability in the future will be impacted by the price levels that we achieve on future long term contracts. Accordingly, we cannot assure you that we will be able to achieve profitability in the future.

The level of our indebtedness could adversely affect our ability to repay or refinance our existing debt and our financial condition and results of operations.

Our total consolidated long-term debt as of December 31, 2012 was $546.4 million (net of discounts on our convertible notes of $69.7 million).  Our level of indebtedness could result in the following:

•	it could affect our ability to satisfy our outstanding obligations, including repaying principal on our 2015 Convertible Senior Notes when they mature in 2015;
•	it could limit our ability to refinance our indebtedness on commercially reasonable terms, or terms acceptable to us or at all;
•	a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;
•	it may impair our ability to obtain additional financing in the future;
•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and
•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our operations may not generate sufficient cash to allow us to pay principal and interest on our existing debt or to refinance such debt as necessary, as they will be impacted by economic conditions and other factors, many of which are beyond our control. If we fail to make a payment on our debt, this could cause us to be in default on our outstanding indebtedness. If we fail to obtain financing in the future on favorable terms, it could have an adverse effect on our financial condition, results of operations and cash flows. In addition, we may incur additional indebtedness in the future, and, as a result, the related risks that we now face, including those described above, could intensify.

We may fail to realize the growth prospects and cost savings anticipated as a result of the IRP Acquisition.

The success of the April 2011 IRP Acquisition will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from combining our businesses with those of IRP. We may never realize these business opportunities and growth prospects. Integrating operations is complex and requires significant efforts and expenditures. Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures. We might experience increased competition that limits our ability to expand our business, and we might not be able to capitalize on expected business opportunities, including retaining current customers. If any of these factors limit our ability to integrate the operations successfully or on a timely basis, the expectations of future results of operations from the IRP Acquisition might not be met.

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

In 2012, US Steel, Steel Authority of India Limited and Georgia Power Company were our largest customers, representing approximately 13%, 13%, and 12% of our total revenues, respectively. The execution of a substantial coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract. We could be materially adversely affected to the extent that we are unable to replace these expiring coal supply agreements with agreements providing similar profit margins.

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

Our financial condition may be adversely affected if we are required by some of our customers or vendors to provide performance assurances for certain contracts.

Our customers and our vendors could require us to provide performance assurances if we experience a material adverse change or if they believe our creditworthiness has become unsatisfactory. Performance assurances are generally provided by the posting of a letter of credit, prepayment, cash collateral, other security, or a guaranty from a creditworthy guarantor. As of December 31, 2012 some electric utilities have required certain of our subsidiaries to post deposits or make twice-monthly payments. None of our customers have requested that we provide performance assurances. If we are required to post additional performance assurances on some or all of our contracts, there could be a material adverse impact on our cash flows, results of operations or financial condition.

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

On April 12, 2011, MSHA notified our subsidiary Bledsoe Coal Corporation that a POV exists at its Abner Branch Rider Mine.   As a result, if MSHA finds any violation of a mandatory health or safety standard that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard, MSHA shall require all persons in the areas affected by such violation, except those persons referred to in Section 104(c) of the Mine Act, to be withdrawn from, and to be prohibited from entering such area until MSHA determines the violation has been abated.  A POV can be terminated when 1) an inspection of the entire mine is completed and no significant and substantial health or safety violations are found, or 2) no withdrawal order is issued by MSHA in accordance with Section 104(e)(1) of the Mine Act within 90 days of the issuance of the pattern notice. On November 30, 2012 we idled the Abner Branch mine due to market conditions.

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

Forecasts of our future performance are based on estimates of our recoverable coal reserves. Estimates of those reserves initially were based on studies conducted by Marshall Miller & Associates, Inc. in 2004 for our CAPP reserves at that time, 2010 for the CAPP reserved acquired from IRP and 2005 and 2006 for our Midwest reserves in accordance with industry-accepted standards which we have updated for current activity using similar methodologies. A number of sources of information were used to determine recoverable reserves estimates, including:

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

In addition to coal we produce from our Company-operated mines, we have mines that typically are operated by independent contract mine operators, and we purchase coal from third parties for resale. For 2013, we anticipate approximately 15% of our total production will come from mines operated by independent contract mine operators and from third party purchased coal sources. Operational difficulties, changes in demand for contract mine operators from our competitors and other factors beyond our control could affect the availability, pricing and quality of coal produced for us by independent contract mine operators. Disruptions in supply, increases in prices paid for coal produced by independent contract mine operators or purchased from third parties, or the availability of more lucrative direct sales opportunities for our purchased coal sources could increase our costs or lower our volumes, either of which could negatively affect our profitability.

Our operations could be adversely affected if we are unable to obtain required surety bonds.

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. Certain insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit, cash collateral or other assurances of payment. However, letters of credit can be significantly more costly to us than surety bonds. The issuance of letters of credit under our Revolver also reduces amounts that we can borrow under our Revolver. If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may be negatively affected. On May 1, 2012, the Federal Office of Surface Mining Reclamation notified the state of Kentucky that it believes Kentucky’s bonding program is insufficient. The resolution of this issue could cause bonding costs for new or existing operations to increase.

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

The Consolidated Fixed Charge Coverage Ratio covenant under our Revolver is only applicable if the sum of our unrestricted cash plus our availability under our Revolver falls below $35 million and would remain in effect until the sum of our unrestricted cash and availability under our Revolver exceeds $35 million for 90 consecutive days. If measured, we do not project that our actual Consolidated Fixed Charge Coverage Ratio during 2013 would meet the minimum Consolidated Fixed Charge Coverage Ratio required by the Revolver of 1.10 to 1.00.  Our Revolver limits the capital expenditures that we may make or agree to make in any fiscal year, but such limitation only will apply if the sum of our unrestricted cash plus our availability under our Revolver falls below $50 million for a period of 5 consecutive days and would remain in effect until the sum of our unrestricted cash and availability under our Revolver exceeds $50 million for 90 consecutive days. As of December 31, 2012, our unrestricted cash was $127.4 million and the unused availability under our Revolver was $8.5 million.

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

Item 1B.        Unresolved Staff Comments

None.

Item 2.          Properties

As of December 31, 2012, we owned approximately 14,100 acres of land. Our mineral rights are primarily controlled through leases. In a mining context, control of a property is typically divided into three categories:

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
36

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

Our corporate headquarters is located at 901 E. Byrd Street, Richmond, Virginia and is occupied pursuant to a lease that expires in 2014.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 31, 2012
High	$7.79	5.37	3.63	5.43
Low	$5.10	1.94	1.71	2.12
Fiscal year ended December 31, 2011
High	$26.84	25.14	21.85	11.44
Low	$19.89	18.68	6.37	5.55

Recent Sales or Purchases of Unregistered Securities

We did not sell or purchase any unregistered securities during 2012.

Holders

As of December 31, 2012, there were 153 record holders of our common stock.

Dividends

We did not pay any cash dividends on our common stock during the years ended December 31, 2012, 2011 or 2010. We do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon such factors as earnings, capital requirements, our financial condition, restrictions in financing agreements and other factors deemed relevant by the Board of Directors. In addition, covenants in our Revolver and our 2019 Senior Notes restrict our ability to pay cash dividends and may prohibit the payment of dividends and certain other payments.

Securities Authorized for Issuance under Equity Compensation Plans

Please refer to note 7 of our December 31, 2012 consolidated financial statements for securities authorized to be issued under our 2004 and 2012 Equity Incentive Plans.

Stock Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return of James River Coal Company’s Common Stock against the cumulative total return of the NASDAQ Composite Index and the Dow Jones U.S. Coal Index on a quarterly basis for the period commencing on December 31, 2007 and ending on December 31, 2012. You are cautioned against drawing any conclusions from the data contained in this graph, as past results are not necessarily indicative of future performance.  The indices used are included for comparative purposes only and do not indicate an opinion of management that such indices are necessarily an appropriate measure of the relative performance of our stock.

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2013

Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

Index Data: Copyright Dow Jones, Inc. Used with permission. All rights reserved.

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

On April 18, 2011, we acquired International Resource Partners LP and its subsidiary companies (collectively IRP). Our financial position and supplemental operating data prior to 2011 and our results of operations for the years ended December 31, 2010, 2009 and 2008 do not include the financial results for IRP.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except for per share information)
Consolidated Statement of Operations:
Revenues
Coal sales revenue	$1,018,433	1,105,370	698,949	678,562	566,310
Freight and handling revenue	81,176	72,285	2,167	2,996	2,197
Total Revenues	1,099,609	1,177,655	701,116	681,558	568,507
Cost of coal sold	911,681	905,482	512,348	505,892	525,691
Freight and handling Costs	81,176	72,285	2,167	2,996	2,197
Depreciation, depletion, and amortization	131,779	108,914	64,368	62,078	70,277
Gross profit (loss)	(25,027)	90,974	122,233	110,592	(29,658)
Selling, general, and administrative expenses	59,922	57,078	38,347	39,720	34,992
Goodwill impairment	26,492	–	–	–	–
Acquisition costs	–	8,504	–	–	–
Operating income (loss)	(111,441)	25,392	83,886	70,872	(64,650)
Interest expense	52,666	50,096	29,943	17,057	17,746
Interest income	(799)	(494)	(683)	(60)	(469)
(Gain) loss on debt transactions	(25,187)	740	–	1,643	15,618
Miscellaneous (income) expense, net	366	(812)	27	(281)	(1,279)
Income tax expense (benefit)	419	14,951	(23,566)	1,559	(273)
Net income (loss)	$(138,906)	(39,089)	78,165	50,954	(95,993)

Basic earnings (loss) per common share:	$(3.99)	(1.19)	2.82	1.85	(3.91)
Diluted earnings (loss) per common share:	$(3.99)	(1.19)	2.82	1.85	(3.91)

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Working capital (deficit) (a)	$151,478	227,022	191,625	109,998	(54,961)
Property, plant, and equipment, net	855,217	909,294	385,652	354,088	344,848
Total assets	1,204,121	1,404,582	784,569	669,312	463,546
Long term debt, including current portion	546,407	582,193	284,022	278,268	168,000
Total shareholders’ equity	254,627	396,662	247,383	170,342	65,238

	Year Ended December 31
	2012	2011	2010	2009	2008
Consolidated Statement of Cash Flow Data:	(in thousands)
Net cash provided by (used in) operating activities	$32,448	163,772	169,062	27,559	(1,576)
Net cash used in investing activities	(80,925)	(654,314)	(95,344)	(72,010)	(73,589)
Net cash provided by (used in) financing activities	(23,848)	509,877	(1,273)	149,058	73,076

	Year Ended December 31
	2012	2011	2010	2009	2008
Supplemental Operating Data:	(in thousands. Except tons, per ton and number of employees)
Tons sold	11,728	11,801	8,919	9,623	11,383
Tons produced (includes purchased tons)	11,494	11,859	8,910	9,877	11,355
Coal sales revenue per ton sold	$86.84	93.67	78.37	70.51	49.75
Number of employees	2,124	2,405	1,746	1,736	1,751
Capital expenditures	$81,556	138,455	95,426	72,159	74,697

(a)	Working capital is current assets less current liabilities
41

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

Overview

We mine, process and sell thermal and metallurgical coal through eight active mining complexes located throughout eastern Kentucky, southern West Virginia and southern Indiana. The majority of our metallurgical coal was obtained in the April 18, 2011 acquisition (the IRP Acquisition) of International Resource Partners LP and its subsidiary companies (collectively IRP).  We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)).   IRP is included in our CAPP segment.  We derived 44% of our total revenues in 2012 from coal sales to electric utility customers and the remaining 56% from coal sales (including metallurgical coal) to industrial and other customers. In 2012, our mines produced 9.5 million tons of coal (including 0.4 million tons of contract coal) and we purchased another 2.0 million tons for resale. Of the 9.5 million tons produced from Company mines, approximately 64% came from underground mines, while the remaining 36% came from surface mines. In 2012, we generated total revenues of $1.1 billion and had a net loss of $138.9 million.

CAPP Segment

In Central Appalachia, our thermal coal sales are primarily to customers in the southern portion of the South Atlantic region of the United States.  The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware. Our metallurgical coal is sold primarily to steel companies in North America, South America, Europe, Asia and Africa. Approximately 41% of our total revenues in the CAPP segment in 2012 were derived from sales made outside the United States, including Brazil, Canada, Egypt, France, Germany, India and the United Kingdom.  In 2012, our CAPP mines produced 7.2 million tons of coal (including 0.4 million tons of contract coal) and we purchased another 2.0 million tons for resale. Of the 7.2 million tons produced from CAPP company mines, 76% came from Company operated underground mines. In 2012, we shipped 9.4 million tons of coal and generated coal sale revenues of $915.4 million from our CAPP segment. In 2012, US Steel, Steel Authority of India Limited and Georgia Power Company were our largest customers, representing approximately 13%, 13%, and 12% of our total revenues, respectively. No other CAPP customer accounted for more than 10% of our total revenues.

As of December 31, 2012, we estimate that we controlled approximately 299.7 million tons of proven and probable coal reserves in our CAPP segment. Based on our most recent analysis prepared by Marshall Miller & Associates, Inc. (“MM&A”) as of March 31, 2004 and December 31, 2010, we estimate that these reserves have an average heat content of 13,200 Btu per pound and an average sulfur content of 1.2%. At current production levels, we believe these reserves would support more than 30 years of production.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. In 2012, our Midwest mines produced approximately 2.3 million tons of coal. Of the Midwest tons produced, 71% came from Company operated surface mines. In 2012, we shipped 2.3 million tons of coal and generated coal sale revenues of $103.1 million from our Midwest segment. No Midwest customer accounted for more than 10% of our total revenues.

As of December 31, 2012, we estimate that we controlled approximately 42.0 million tons of proven and probable coal reserves in our Midwest segment. Based on our most recent analyses prepared by MM&A as of February 1, 2005 and April 11, 2006, we estimate that these reserves have an average heat content of 12,000 Btu per pound and average sulfur content of 3.2%. At current production levels, we believe these reserves would support more than 15 years of production.

Reserves

MM&A prepared a detailed study of our CAPP reserves as of March 31, 2004 based on all of our geologic information, including our updated drilling and mining data.  MM&A also prepared a detailed study as of December 31, 2010 for the reserves obtained in the IRP Acquisition (which was based in part on previous evaluations of the properties).  For our Midwest reserves, MM&A prepared a detailed study as of February 1, 2005 for the reserves obtained in the acquisition of Triad Mining, Inc. and as of April 11, 2006 for certain additional reserves acquired in the second quarter of 2006 in the Midwest.  The MM&A studies were planned and performed to obtain reasonable assurance of the subject demonstrated reserves.  In connection with the studies, MM&A prepared reserve maps and had certified professional geologists develop estimates based on data supplied by us, Triad and IRP using standards accepted by government and industry.  We have used MM&A’s March 31, 2004 study of the CAPP reserves and the December 31, 2010 study of the reserves acquired from IRP as the basis for our current internal estimate of our CAPP reserves and MM&A’s February 1, 2005 and April 11, 2006 studies as the basis for our current internal estimate of our Midwest reserves.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through December 31, 2012, we estimate that, as of December 31, 2012, we controlled approximately 299.7 million tons of proven and probable coal reserves in the CAPP region and 42.0 million tons in the Midwest region. The following table provides additional information regarding changes to our reserves for the year ended December 31, 2012 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2011 (1)	322.4	40.4	362.8
Coal Extracted	(7.2)	(2.3)	(9.5)
Acquisitions (2)	0.2	3.9	4.1
Adjustments (3)	(0.6)	–	(0.6)
Divesture (4)	(15.1)	–	(15.1)
Proven and Probable Reserves, as of December 31, 2012 (1)	299.7	42.0	341.7

(1)	Calculated in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A. Proven reserves have the highest degree of geologic assurance and are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves have a moderate degree of geologic assurance and are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. This reserve information reflects recoverable tonnage on an as-received basis with 5.5% moisture.

(2)	Represents estimated reserves on leases entered into or properties acquired during the relevant period. We calculated the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A.

(3)	Represents changes in reserves due to additional information obtained from exploration activities, production activities or discovery of new geologic information. We calculated the adjustments to the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A.

(4)	Represents changes in reserves due to expired or transferred leases. In 2012 the Company transferred leases with estimated reserves of approximately 15.0 million tons and related reclamation liabilities to a third party.

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

Historically low natural gas prices have increased natural gas’ share of electricity production. Production of natural gas from non-traditional shale sources has resulted in growing natural gas inventories and lower prices. In recent months, the price of natural gas has rebounded from its April 2012 low of $1.95 per MMBtu to an average of $3.34 per MMBtu in December 2012. The U.S. Energy Information Administration (EIA) estimates that the 2013 average natural gas spot price will be $3.68 per MMBtu. By comparison, the average spot price for natural gas in 2008 was $8.86 per MMBtu.

Natural gas prices are expected to increase due to reductions in the number of natural gas rigs operating, which was 417 as of December 7, 2012, compared to 811 at the beginning of 2012, curbed production from less-profitable “dry” natural gas wells, and increased consumption in the eastern part of the United States where a more normal winter is expected after an unseasonably warm 2011 – 2012 winter.

The EIA forecasts that the year-over-year gains for natural gas’ share of electricity generation should slow and then reverse as higher natural gas prices, along with record coal inventories, encourage utilities to increase their utilization of coal-fired power plants. Coal’s share of electricity generation is forecasted to rise by 5% in 2013, in comparison to a 10.4% decline for natural gas. Nonetheless, use of natural gas for power generation will remain high by historical standards.

The weakness in the U.S. domestic coal market has been partially offset by strong U.S. coal exports. According to the EIA, in 2011, the U.S. exported 107 million short tons of coal, the highest since 1991, and is forecasted to have exported 124 million short tons in 2012. The EIA expects 2013 exports to decline but remain above 100 million short tons.

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

In response to the lower prices and weaker demand for both steam and metallurgical coal, a number of publicly traded Central Appalachia producers have announced production cuts and layoffs. Because the Central Appalachia production market is fragmented with numerous small operators, it is difficult to quantify the total of Central Appalachia production cuts. To address the weak market for coal, we have managed our production by idling five underground mines, two preparation plants and one load out and reducing production at three surface mines. These and previous changes will reduce our annual production capacity by 3 million tons and impact approximately 400 employees and contractors.

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

Results of Operations

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

The following table shows selected operating results for 2012 and 2011 (in thousands, except per ton amounts):

	Year Ended December 31,
	2012		2011		Change
	Total	Per Ton	Total	Per Ton	Total
Volume Shipped (tons)	11,728		11,801		-1%

Coal sales revenue	$1,018,433	$86.84	$1,105,370	$93.67	-8%
Freight and handling revenue	81,176	6.92	72,285	6.13	12%
Cost of coal sold	911,681	77.74	905,482	76.73	1%
Freight and handling costs	81,176	6.92	72,285	6.13	12%
Depreciation, depletion and amortization	131,779	11.24	108,914	9.23	21%
Gross profit (loss)	(25,027)	(2.13)	90,974	7.71	-128%
Selling, general and administrative	59,922	5.11	57,078	4.84	5%
Interest Expense	52,666	4.49	50,096	4.25	5%

Volume and Revenues by Segment

The following tables show volume and revenue information by segment (in thousands, except per ton amounts).

	Year ended December 31,
	2012	2011	Change
Volume shipped (tons)
CAPP tons
Steam	5,787	7,166	-19%
Metallurgical	3,614	2,155	68%
Total CAPP tons	9,401	9,321	1%
Midwest steam tons	2,327	2,480	-6%
Total volume shipped	11,728	11,801	-1%

	Year ended December 31,
			2012	2011	Change
Revenues	Total	Per Ton	Total	Per Ton	Total
Coal sales revenue
CAPP steam	$476,101	82.27	$651,016	90.85	-27%
CAPP metallurgical	439,254	121.54	348,972	161.94	26%
Total CAPP coal sales revenue	915,355	97.37	999,988	107.28	-8%
Midwest steam	103,078	44.30	105,382	42.49	-2%
Total coal sales revenue	1,018,433	86.84	1,105,370	93.67	-8%
Freight and handling revenue
CAPP	78,983	8.40	69,778	7.49	13%
Midwest	2,193	0.94	2,507	1.01	-13%
Total freight and handling revenue	81,176	6.92	72,285	6.13	12%
Total revenue	1,099,609	93.76	1,177,655	99.79	-7%

Total tons shipped decreased by 1% in 2012 as compared to 2011.   In the CAPP and Midwest region steam coal shipments decreased by 19% and 6%, respectively, which was attributed to lower demand. In the CAPP region metallurgical coal shipments increased 68% in 2012 as compared to 2011 primarily due to the increase in metallurgical coal shipments that resulted from the IRP acquisition in April 2011. Coal sales revenue decreased 8% in 2012 as compared to 2011. The decrease in coal sales revenue was primarily related to a lower average sales price in the CAPP region for both steam and metallurgical coal.

Freight and handling revenue consists of shipping and handling costs invoiced to coal customers and paid to third-party carriers. These revenues are directly offset by freight and handling costs.

Operating and Other Costs

The following tables show selected costs in total and by segment (in thousands, except per ton amounts).

	2012		2011		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	11,728		11,801

Cost of coal sold	$911,681	77.74	$905,482	76.73	1%
Freight and handling costs	81,176	6.92	72,285	6.13	12%
Depreciation, depletion and amortization	131,779	11.24	108,914	9.23	21%
Selling, general and administrative	59,922	5.11	57,078	4.84	5%
Goodwill impairment	26,492	2.26	–	–	NA
Acquisition costs	–	–	8,504	0.72	NA

47

	2012			2011
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$821,278	90,403	–	811,573	93,909	–
Per ton	87.36	38.85	–	87.07	37.87	–

Freight and handling costs	78,983	2,193	–	69,778	2,507	–
Per ton	8.40	0.94	–	7.49	1.01	–

Depreciation, depletion and amortization	116,598	15,113	68	96,455	12,407	52
Per ton	12.40	6.49	–	10.35	5.00	–

Our cost per ton of coal sold in the CAPP region increased from $87.07 per ton in the 2011 to $87.36 per ton in the 2012 period.  Overall, there was an increase in the cost per ton of our steam coal operations which was offset by a decrease in the per ton costs of our metallurgical coal operations in 2012 as compared to 2011. The cost per ton was also impacted by an increase in metallurgical coal shipments during 2012 as compared to 2011. Our steam coal operations were responsible for 65% and 72% of total production in 2012 and 2011, respectively. Our steam coal operations’ costs increased $2.05 per ton in 2012 as compared to 2011. The increase in the steam coal operations’ costs includes a $2.07 per ton increase in labor costs and a $1.01 per ton increase in trucking and preparation costs, offset by a reduction in sales related costs of $1.34 per ton. Our metallurgical coal operations were responsible for 35% and 28% of total production in 2012 and 2011, respectively. Our metallurgical operations’ costs decreased by $7.47 per ton, which is primarily due to a decrease in the price of purchased metallurgical coal. Our costs continue to be impacted by lower productivity due to increased federal and state regulatory scrutiny, a decrease in tons produced in response to market conditions and an increase in commodity prices.  For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest increased $0.98 per ton to $38.85 per ton in the 2012 as compared to 2011.  The major components of this increase include an increase in variable costs of $0.61 per ton and labor and benefit costs of $0.99 per ton offset by a decrease in trucking costs of $0.93 per ton.

Freight and handling costs

Freight and handling costs increased due to a higher volume of metallurgical shipments in 2012 as compared to the same period in 2011. The Company had no metallurgical shipments prior to the IRP Acquisition in April 2011.

Depreciation, depletion and amortization

Depreciation, depletion and amortization increased from $108.9 million in 2011 to $131.8 million in 2012.  In 2012 the CAPP region, depreciation, depletion and amortization increased $20.1 million to $116.6 million as compared to 2011, which is due to the increase in the asset base as a result of the IRP Acquisition offset by $7.9 million decrease in amortization on contracts acquired from IRP.  In the Midwest, depreciation, depletion and amortization increased $2.7 million to $15.1 million which is primarily due to a higher asset base on buildings, machinery and equipment in the 2012 period as compared to 2011.

Selling, general and administrative

Selling, general and administrative expenses increased from $57.1 million in the 2011 period to $59.9 million in the 2012 period, which is primarily due to increased selling, general and administrative expenses as a result of the IRP Acquisition in April 2011.

Goodwill impairment.

In 2012, the goodwill associated with our Midwest segment was determined to be impaired and the full amount was expensed. See Item 15 of Part IV, “Financial Statements — Note 3 — Goodwill Impairment.”

Acquisition costs

In 2011, costs of $8.5 million were incurred related to the IRP Acquisition.

Interest Expense

Interest expense increased from $50.1 million in 2011 to $52.7 million in 2012. The increase was the result of the issuance of our 2018 Convertible Senior Notes and 2019 Senior Notes in March 2011, offset by the redemption in full of our 2012 Senior Notes in June 2011 and the reduction of interest as the result of our $61.3 million repurchases of our outstanding debt in 2012. These debt transactions are described below in Liquidity and Capital Resources. Interest expense for 2012 and 2011 includes $16.9 million and $14.7 million, respectively, related to the amortization of debt discounts and debt issuance costs.

Income Taxes

Our effective tax rate in 2012 was (0.3%) and our effective tax rate in 2011 was (61.9%).

For 2012, our effective income tax rate was impacted primarily by the amount of the valuation allowance recorded.

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

The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.”  We recorded a $85.9 million and $37.2 million valuation allowance against our gross deferred tax assets as of December 31, 2012 and 2011, respectively.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

The following table shows selected operating results for 2011 and 2010 (in thousands, except per ton amounts):

	Year Ended December 31,
	2011		2010		Change
	Total	Per Ton	Total	Per Ton	Total
Volume Shipped (tons)	11,801		8,919		32%

Coal sales revenue	$1,105,370	$93.67	$698,949	$78.37	58%
Freight and handling revenue	72,285	6.13	2,167	0.24	3236%
Cost of coal sold	905,482	76.73	512,348	57.44	77%
Freight and handling costs	72,285	6.13	2,167	0.24	3236%
Depreciation, depletion and amortization	108,914	9.23	64,368	7.22	69%
Gross profit	90,974	7.71	122,233	13.70	-26%
Selling, general and administrative	57,078	4.84	38,347	4.30	49%

Volume and Revenues by Segment

The following tables show volume and revenue information by segment (in thousands, except per ton amounts).

	Year ended December 31,
	2011	2010	Change
Volume shipped (tons)
CAPP tons
Steam	7,166	6,109	17%
Metallurgical	2,155	–	NA
Total CAPP tons	9,321	6,109	53%
Midwest steam tons	2,480	2,810	-12%
Total volume shipped	11,801	8,919	32%

	Year ended December 31,
	2011		2010		Change
Revenues	Total	Per Ton	Total	Per Ton	Total
Coal sales revenue
CAPP steam	$651,016	90.85	$585,064	95.77	11%
CAPP metallurgical	348,972	161.94	–	–	–
Total CAPP coal sales revenue	999,988	107.28	585,064	95.77	71%
Midwest steam	105,382	42.49	113,885	40.53	-7%
Total coal sales revenue	1,105,370	93.67	698,949	78.37	58%
Freight and handling revenue
CAPP	69,778		–		–
Midwest	2,507		2,167		16%
Total freight and handling revenue	72,285		2,167		3236%
Total revenue	1,177,655		701,116		68%

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

Operating and Other Costs

The following tables show selected costs in total and by segment (in thousands, except per ton amounts).

	2011		2010		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	11,801		8,919

Cost of coal sold	$905,482	76.73	$512,348	57.44	77%
Freight and handling costs	72,285	6.13	2,167	0.24	3236%
Depreciation, depletion and amortization	108,914	9.23	64,368	7.22	69%
Selling, general and administrative	57,078	4.84	38,347	4.30	49%
Acquisition costs	8,504	0.72	–	–	NA
Interest expense	50,096	4.25	29,943	3.36	67%

	2011			2010
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$811,573	93,909	–	419,564	92,784	–
Per ton	87.07	37.87	–	68.68	33.02	–

Freight and handling costs	69,778	2,507	–	–	2,167	–
Per ton	7.49	1.01	–	–	0.77	–

Depreciation, depletion and amortization	96,455	12,407	52	53,467	10,840	61
Per ton	10.35	5.00	–	8.75	3.86	–

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

Depreciation, depletion and amortization

Depreciation, depletion and amortization increased from $64.4 million in 2010 to $108.9 million in 2011.  In the CAPP region, depreciation, depletion and amortization increased $43.0 million to $96.5 million, which is due to the increase in the asset base as a result of the IRP Acquisition and $5.9 million of amortization on contracts acquired from IRP.  In the Midwest, depreciation, depletion and amortization increased $1.6 million to $12.4 million.

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

The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.”  As of December 31, 2011, we had recorded a $37.3 million valuation allowance against our gross deferred tax assets.    Percentage depletion is an income tax deduction that is limited to a percentage of taxable income from each of our mining properties.  Because percentage depletion can be deducted in excess of cost basis in the properties, it creates a permanent difference and directly impacts the effective tax rate.  Fluctuations in the effective tax rate may occur due to the varying levels of profitability (and thus, taxable income and percentage depletion) at each of our mine locations.

Liquidity and Capital Resources

The following chart reflects the components of our debt as of December 31, 2012 and 2011 (in thousands):

	2012	2011
2019 Senior Notes	$270,000	$275,000
2015 Convertible Senior Notes, net of discount	120,629	140,372
2018 Convertible Senior Notes, net of discount	155,778	166,821
Revolver	–	–
Total long-term debt	$546,407	$582,193

2019 Senior Note, 2018 Convertible Senior Notes and 2015 Convertible Senior Notes

During 2012, we repurchased $61.3 million of our outstanding debt, consisting of $5.0 million principal amount of the 2019 Senior Notes, $25.0 million principal amount of the 2018 Convertible Senior Notes and $31.3 million principal amount of the 2015 Convertible Senior Notes. The debt repurchases were made at a cost of $23.8 million, plus accrued interest of $0.8 million, in open market purchases. The repurchases resulted in a gain of $25.2 million, which includes the write-off of $1.0 million of financing costs.

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

As of December 31, 2012, we had used $60.8 million of the $69.3 million then available under the Revolver to secure outstanding letters of credit.

We were in compliance with all of the financial covenants under our outstanding debt instruments as of December 31, 2012. We cannot assure you that we will remain in compliance in subsequent periods.  If necessary, we will consider seeking a waiver or other alternatives to remain in compliance with the covenants.  For more detail regarding the covenants under our indebtedness, see Part I - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.”

Liquidity

As of December 31, 2012, we had total liquidity of approximately $135.9 million, consisting of $8.5 million of unused borrowing capacity under the Revolver and $127.4 million of cash and cash equivalents (excluding restricted cash and short term investments).  As of December 31, 2012, we had used $60.8 million of the availability under the Revolver to secure outstanding letters of credit.

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

We currently project that in 2013 our capital expenditures will be approximately $70 million, cash interest on our long term debt to be approximately $34 million and fees under our Revolver for letters of credit will total approximately $4 million. We expect that such expenditures will exceed cash generated by operations and will need to be funded through cash on hand; however we expect that cash on hand will be sufficient throughout 2013 to meet our debt covenants. Our cash position beyond 2013 will depend on numerous factors such as the market for our coal, capital expenditures, commodity costs and absent improvements to current market conditions, we would likely need to secure additional sources of liquidity to meet our cash requirements.

We believe that currently available cash, cash generated from operations and borrowings under our Revolver will be sufficient to meet our working capital requirements, anticipated capital expenditures and scheduled debt payments throughout 2013. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations (including refinancing debt that matures in 2015), or fund planned capital expenditures, will substantially depend upon our future operating performance, debt covenants, and financial, business and other factors, some of which are beyond our control.

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

Our projected capital expenditures for 2013 of $70 million primarily consist of capital expenditures for normal mining activities including new and replacement mine equipment. Our projected capital expenditures for 2013 also include approximately $10 million for safety mandates and new mine and infrastructure development.

Net cash from operating activities reflects net income (loss) adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash provided by operating activities was $32.4 million and $163.8 million in 2012 and 2011, respectively.  During 2012, our net loss of $138.9 million was adjusted by non cash charges of $161.5 million. During 2012, our net loss, as adjusted for non cash charges was decreased by a $9.8 million decrease in cash from our operating assets and liabilities. The $9.8 million change in our operating assets and liabilities for 2012 includes a $27.4 million decrease in inventories, $17.7 million decrease in accounts receivables and a $37.7 million decrease in accounts payable. During 2011, our net loss of $39.1 million was adjusted by non cash charges of $148.2 million. During 2011, our net loss, as adjusted for non cash charges was increased by a $54.7 million increase in cash from changes in our operating assets and liabilities.  The $54.7 million change in our operating assets and liabilities for 2011 includes a $69.0 million decrease in receivables and a $14.0 million increase in inventory.

Net cash used in investing activities decreased by $573.4 million to $80.9 million in 2012 as compared to 2011, which includes a payment for the IRP Acquisition net of cash acquired, of $516.0 million in 2011.  Capital expenditures for property, plant and equipment decreased $56.8 million to $81.6 million in 2012 as compared to 2011.  Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations.  Additionally, during 2012 and 2011, our capital expenditures for property, plant and equipment included approximately $10.9 million and $37.5 million, respectively, for safety mandates and new mine and infrastructure development.

Net cash used in financing activities was $23.8 million in 2012 and consists of repayment of debt. Net cash provided by financing activities was $509.9 million in 2011 and consists of $491.2 million of net proceeds from the issuance of the 2019 Senior Notes and the 2018 Convertible Senior Notes, net of debt issuance costs; $170.5 million of net proceeds from the issuance of common stock, which were offset by $150.0 million used to repay the 2012 Senior Notes; and $1.9 million of costs in connection with the amendments and restatements to the Revolver.

Contractual Obligations

The following is a summary of our contractual obligations and commitments as of December 31, 2012:

	Payment Due by Period (in thousands)

Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Long term debt (1)	$616,140	–	141,170	–	474,970
Cash interest on long term debt and fees under our Revolver for letters of credit (2)	202,492	38,020	74,041	55,335	35,096
Operating lease obligations(3)	7,438	3,753	3,685	–	–
Royalty obligations(4)	209,636	25,641	45,266	41,206	97,523
Purchase obligations(5)	–	–	–	–	–
	$1,035,706	67,414	264,162	96,541	607,589

(1)	Consists of our 2019 Senior Notes and our 2015 and 2018 Convertible Senior Notes.

(2)	Consists of interest payments on our 2019 Senior Notes and our 2015 and 2018 Convertible Senior Notes. Also includes a charge associated with outstanding letters of credit fees under the Revolver through the Revolver’s maturity (assumes the full amount of the Revolver capacity is used for letters of credit). No replacement facilities are shown to replace the 2019 Senior Notes, 2015 and 2018 Convertible Senior Notes or Revolver upon expiration of those facilities.

(3)	See Note 11 in the notes to the consolidated financial statements for additional information on leases.

(4)	Royalty obligations include minimum royalty’s payable on leased coal rights. Certain coal leases do not have set expiration dates but extend until completion of mining of all merchantable and mineable coal reserves. For purposes of this table, we have generally assumed that minimum royalties on such leases will be paid for a period of ten years. Certain coal leases require payment based on minimum tonnage; for these contracts an average sales price of $73.50 per ton was used to project the future commitment. See Note 12 in the notes to the consolidated financial statements for additional information on royalty obligations.

(5)	Purchase obligations do not include agreements to purchase coal with vendors that are less than 3 months in length, do not include quantities or minimum tonnages, or monthly purchase orders.

Additionally, we have liabilities relating to pension, workers’ compensation, black lung, and mine reclamation and closure. As of December 31, 2012, the undiscounted payments related to these items are estimated to be:

Payments Due by Years (In Thousands)
Within 1 Year	2 - 3 Years	4 - 5 Years
$20,090	42,502	42,884

Our determination of these noncurrent liabilities is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. Moreover, in particular for periods after 2013, our estimates may change from the amounts included in the table, and may change significantly, if our assumptions change to reflect changing conditions. These assumptions are discussed in the Notes to the Consolidated Financial Statements and in the Critical Accounting Estimates in Management’s Discussion and Analysis.

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At December 31, 2012, we had $144.7 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $99.8 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $4.6 million. Surety bond costs have increased over time and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use cash collateral accounts and bank letters of credit to secure our obligations for post-mining reclamation, workers’ compensation programs, various insurance contracts and other obligations. As of December 31, 2012, we had $60.8 million of letters of credit outstanding.  The letters of credit are issued under our Revolver.

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

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 2.8% at December 31, 2012.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 2.8% to 2.3%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $2.7 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of December 31, 2012 was $76.9 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 3.9% at December 31, 2012. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate by 0.5% to 3.4%, all other things being equal, the present value of our black lung obligation would increase by approximately $5.2 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of December 31, 2012 was $65.3 million.

Defined Benefit Pension

We have in place a non-contributory defined benefit pension plan under which all benefits were frozen in 2007.  The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments with comparable maturities. At December 31, 2012, the discount rate used to determine the obligation was 3.8%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 3.8% to 3.3%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $7.4 million.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the period ended December 31, 2012. Significant changes to these rates would introduce volatility to our pension expense.  Our accrued pension obligation as of December 31, 2012 was $35.3 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our asset retirement obligation liabilities consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. US GAAP requires that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is our estimate of our credit adjusted risk free rate. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under US GAAP, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. US GAAP recognizes that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of December 31, 2012 was $104.8 million.

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

We have a valuation allowance of $85.9 million against our gross deferred tax assets as of December 31, 2012.

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

Evaluation of Goodwill for Impairment

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.  Goodwill is not amortized but is tested for impairment annually, or if certain circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level.

Our goodwill is contained in the Midwest Segment.  We performed our annual goodwill impairment test during the fourth quarter of 2012 using a two-step approach. Step one compared the fair value of equity for this reporting unit to its carrying value. We considered the market and income approaches in addition to the market capitalization method, to estimate the fair value of equity for the reporting unit.  The market capitalization approach is based on allocating the Company’s market capitalization to the Company’s reporting units based on financial and production matrices.  The market approach was based on a guideline public companies and guideline transactions within the coal industry. Under the guideline public company approach, certain operating metrics from a selected group of publicly traded comparable companies were used to estimate the fair value of equity for the Midwest reporting unit. Under the transaction method, recent merger and acquisition transactions for comparable companies were used to estimate the fair value of equity of the Midwest reporting unit.  The income approach was based on a discounted cash flow method in which expected future net cash flows were discounted to present value, using an appropriate after-tax weighted average cost of capital.  Given the market’s view concerning the long term uncertainties in the coal industry and the lack of comparable market transactions in the tested segment, it was concluded that the fair value of the equity for the reporting unit should be weighted more towards the market capitalization approach which resulted in the carrying value exceeding the fair value of the equity for the tested reporting unit.

In step two of the goodwill impairment test, we compared the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill at the reporting unit, we assigned the fair value of the reporting unit to all of the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination.

As a result of the goodwill impairment test, we wrote off $26.5 million of goodwill in the Midwest segment to reduce the carrying value of the goodwill to its implied fair value.  Subsequent to this write-off, we have no remaining goodwill.

Evaluation of Long-Lived Assets for Impairment

Long-lived assets, such as property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  We did not recognize any impairment charges on long-lived assets during the periods presented.

Changes in assumptions or estimates could materially affect the determination of whether an impairment exists in our long-lived assets.  The following assumptions are key to our future cash flows expected to be generated by the tested assets:

•	We make assumptions about coal production, sales price for unpriced coal, cost to mine the coal and estimated residual value of property, plant and equipment. These assumptions are key inputs for developing our cash flow projections. These projections are derived using our internal operating budget and are developed on a mine by mine basis. These projections are updated annually and reviewed by the Board of Directors. Historically, variances between our projections and actual results have been with regard to assumptions for future coal production, sales prices of coal and costs to mine the coal. These factors are based on our best knowledge at the time we prepare our budgets but can vary significantly due to regulatory issues, unforeseen mining conditions, change in commodity prices, availability and costs of labor and changes in supply and demand. While we make our best estimates at the time we prepare our budgets it is reasonably likely that these estimates will change in future budgets, due to the changing nature of the coal environment;
•	Economic Projections – Assumptions regarding general economic conditions are included in and affect the assumptions used in our impairment tests. These assumptions include, but are not limited to, supply and demand for coal, inflation, interest rates, and prices of raw materials (commodities); and
60

Recent Accounting Pronouncements

See Item 15 of Part IV, “Financial Statements – Note 1 – Summary of Significant Accounting Policies and Other Information – Recent Accounting Pronouncements.

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2012, all $546.4 million of our outstanding debt has a fixed interest rate and is not sensitive to changes in the general level of interest rates.  Our Revolver has floating interest rates based on our option of either the base rate or LIBOR rate.  As of December 31, 2012, we had no borrowings outstanding under the Revolver.  We currently do not use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver.

We manage our commodity price risk through the use of long-term coal supply agreements, rather than through the use of derivative instruments.  As of March 6, 2013, our commitments for 2013 and 2014 follow.

	2013		2014
(Tons in millions)	Tons	Price	Tons	Price
Central Appalachia
Commited, priced	5,012	81.39	300	75.75
Commited, unpriced	264	N/A	–	–
Midwest
Commited, priced	2,544	45.04	900	47.64

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report set forth in the Report of Independent Registered Public Accounting Firm in Part II, Item 9A of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

James River Coal Company:

We have audited James River Coal Company and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, James River Coal Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of James River Coal Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 7, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, VA

March 7, 2013

Item 9B.          Other Information

None.

PART III

Item 10.          Director, Executive Officers and Corporate Governance

The information contained under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” “Board Matters” and “Management” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 11.          Executive Compensation

The information contained under the headings “Compensation Committee Report,” “Executive Compensation,” “Equity Compensation Plans,” and “Compensation Committee Interlocks and Insider Participation” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the headings “Principal Shareholders and Securities Ownership of Management,” and “Equity Compensation Plans” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions and Director Independence

The information contained under the heading “Compensation Committee Interlocks and Insider Participation” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

Item 14.          Principal Accountant Fees and Services

The information contained under the heading “Independent Registered Public Accountants” in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Shareholders, to be filed with the Commission, is hereby incorporated herein by reference.

PART IV

Item 15.          Exhibits and Financial Statement Schedules

(a)       The following documents are filed as part of this Report:

1.       Financial Statements

The following financial statements and related report of Independent Registered Public Accounting Firm are incorporated in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

2.       Financial Statement Schedules

None.

3.       Exhibits

The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

Exhibit Number	Description

2.1	Second Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code of the Registrant and its Subsidiaries, dated as of April 20, 2004, incorporated herein by reference to Exhibit 2 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

2.2	Stock Purchase Agreement by and among James River Coal Company, Triad Mining, Inc. and the Stockholders of Triad Mining, Inc. dated as of March 30, 2005, incorporated herein by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2005

2.3	Purchase Agreement By and Between Lightfoot Capital Partners, LP, International Industries, Inc., International Resource Partners GP LLC, Kayne Anderson Energy Development Company and Tortoise Capital Resources Corporation and James River Coal Company and International Resource Partners GP LLC as Agent, dated March 6, 2011, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 7, 2011
66

3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed August 6, 2010

3.2	Amended and Restated Bylaws of the Registrant, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed January 27, 2012

4.1	Specimen common stock certificate, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

4.2	Rights Agreement between the Registrant and SunTrust Bank as Rights Agent, dated as of May 25, 2004, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

4.3	Amendment No. 1 to Rights Agreement between the Registrant and Computershare Trust Company, N.A., successor to SunTrust Bank, as Rights Agent, dated as of November 3, 2006, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2006

4.4	Amendment No. 2 to Rights Agreement between the Registrant and Computershare Trust Company, N.A., successor to SunTrust Bank, as Rights Agent, dated as of August 2, 2007, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2007

4.5	Amendment No. 3 to Rights Agreement between Registrant and Computershare Trust Company, N.A., successor to SunTrust Bank, as Rights Agent, dated as of November 3, 2009, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to Form 8-A filed November 3, 2009

4.6	Form of rights certificate, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A filed January 24, 2005

4.10	Indenture related to the 4.50% Convertible Senior Notes due 2015, dated as of November 20, 2009, between the Registrant and U.S. Bank National Association, as trustee (including the form of 4.50% Convertible Senior Notes due 2015), incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed November 25, 2009

4.11	Indenture relating to the 3.125% Convertible Senior Notes, dated as of March 29, 2011, between the Registrant and U.S. Bank National Association, as trustee (including the form of 3.125% Convertible Senior Notes due 2018), incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 29, 2011

4.12	Indenture relating to the 7.785% Senior Notes, dated as of March 29, 2011, between James River Escrow Inc. and U.S. Bank National Association, as trustee (including the form of 7.785% Senior Notes due 2019), incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 29, 2011

4.13

Registration Rights Agreement, dated as of March 29, 2011, between James River Escrow Inc., and Deutsche Bank Securities Inc. and UBS Securities LLC, as Representatives of the Initial Purchasers, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed March 29, 2011

10.1	Registration Rights Agreement by and among the Registrant and the Shareholders identified therein, dated May 6, 2004, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004
67

10.4*	Employment Agreement between the Registrant and Peter T. Socha, dated as of May 7, 2004, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

10.4a*	Amendment to Employment Agreement between the Registrant and Peter T. Socha, dated as of December 31, 2008, incorporated herein by reference to Exhibit 10.4a to the Registrant’s Annual Report on Form 10-K filed February 27, 2009

10.4b*	Amendment to Employment Agreement between the Registrant and Peter T. Socha, dated as of March 1, 2013 (filed herewith)

10.5*	2004 Equity Incentive Plan of the Registrant, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

10.5a*	Amendment to the James River Coal Company 2004 Equity Incentive Plan, incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed April 30, 2009

10.6	2012 Equity Incentive Plan of the Registrant, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012
10.7	Form of Indemnification Agreement between the Registrant and its officers and directors, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed August 13, 2004

10.8	Registration Rights Agreement between the Registrant and the Shareholders named therein, dated as of May 31, 2005, incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006

10.9*	Severance and Retention Plan, effective as of March 13, 2006, incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006

10.9a*	Amendment to Severance and Retention Plan dated as of December 31, 2008, incorporated herein by reference to Exhibit 10.15a to the Registrant’s Annual Report on Form 10-K filed February 27, 2009

10.10	Second Amended and Restated Revolving Credit Agreement by and among James River Coal Company, James River Coal Service Company, Leeco, Inc., Triad Mining, Inc., Triad Underground Mining, LLC, Bledsoe Coal Corporation, Johns Creek Elkhorn Coal Corporation, Bell County Coal Corporation, James River Coal Sales, Inc., Bledsoe Coal Leasing Company, Blue Diamond Coal Company, McCoy Elkhorn Coal Corporation, Chafin Branch Coal Company, LLC, Hampden Coal Company, LLC, Laurel Mountain Resources, LLC, Logan & Kanawha Coal Co., LLC, Rockhouse Creek Development, LLC, and Snap Creek Mining, LLC, as Borrowers, the other Credit Parties thereto from time to time, as Guarantors, the Lenders party thereto from time to time, and General Electric Capital Corporation, as Administrative Agent and Collateral Agent, GE Capital Markets, Inc., and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, and UBS Securities LLC, as Documentation Agent, dated as of June 30, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2011

10.11*	James River Coal Company Amended and Restated Annual Incentive Compensation Plan (Revised Incentive Plan), incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2011

12.1	Computation of Ratio of Earnings to Fixed Charges
68

21	Subsidiaries of the Registrant

23.1	Consent of Marshall Miller & Associates, Inc. (filed herewith)

23.2	Consent of KPMG LLP (filed herewith)

24	Power of Attorney (see signature page)

31.1	Certification of Peter T. Socha, President and Chief Executive Officer of James River Coal Company, pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Samuel M. Hopkins, II, Vice President and Chief Accounting Officer of James River Coal Company, pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Peter T. Socha, President and Chief Executive Officer of James River Coal Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Samuel M. Hopkins, II, Vice President and Chief Accounting Officer of James River Coal Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

95	Mine Safety Disclosures (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan or arrangement.

69

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March, 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 7th day of March, 2013.

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

70

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

James River Coal Company:

We have audited the accompanying consolidated balance sheets of James River Coal Company and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of James River Coal Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), James River Coal Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, VA

March 7, 2013

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$127,386	199,711
Trade receivables	89,816	107,557
Inventories:
Coal	26,598	52,717
Materials and supplies	16,699	17,800
Total inventories	43,297	70,517
Prepaid royalties	8,623	8,465
Other current assets	9,127	11,461
Total current assets	278,249	397,711
Property, plant, and equipment, net	855,217	909,294
Goodwill (note 3)	–	26,492
Restricted cash and short term investments (note 1)	36,558	29,510
Other assets	34,097	41,575
Total assets	$1,204,121	1,404,582
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$72,861	110,557
Accrued salaries, wages, and employee benefits	10,996	12,996
Workers' compensation benefits	9,900	9,200
Black lung benefits	2,508	2,512
Accrued taxes	8,382	7,563
Other current liabilities	22,124	27,861
Total current liabilities	126,771	170,689
Long-term debt, less current maturities	546,407	582,193
Other liabilities:
Noncurrent portion of workers' compensation benefits	66,953	60,721
Noncurrent portion of black lung benefits	62,834	56,152
Pension obligations	35,325	29,121
Asset retirement obligations	99,177	94,654
Other	12,027	14,390
Total other liabilities	276,316	255,038
Total liabilities	949,494	1,007,920
Commitments and contingencies (note 12)
Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	–	–
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 35,866,549 and 35,671,953 shares as of December 31, 2012 and December 31, 2011	359	357
Paid-in-capital	546,289	541,362
Accumulated deficit	(236,588)	(97,682)
Accumulated other comprehensive loss	(55,433)	(47,375)
Total shareholders' equity	254,627	396,662
Total liabilities and shareholders' equity	$1,204,121	1,404,582

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues
Coal sales revenue	$1,018,433	1,105,370	698,949
Freight and handling revenue	81,176	72,285	2,167
Total revenue	1,099,609	1,177,655	701,116
Cost of sales:
Cost of coal sold	911,681	905,482	512,348
Freight and handling costs	81,176	72,285	2,167
Depreciation, depletion and amortization	131,779	108,914	64,368
Total cost of sales	1,124,636	1,086,681	578,883
Gross profit (loss)	(25,027)	90,974	122,233
Selling, general and administrative expenses	59,922	57,078	38,347
Goodwill impairment (note 3)	26,492	–	–
Acquisition costs (note 2)	–	8,504	–
Total operating income (loss)	(111,441)	25,392	83,886
Interest expense	52,666	50,096	29,943
Interest income	(799)	(494)	(683)
(Gain) loss on debt transactions (note 4)	(25,187)	740	–
Miscellaneous (income) expense, net	366	(812)	27
Total other expense, net	27,046	49,530	29,287
Income (loss) before income taxes	(138,487)	(24,138)	54,599
Income tax expense (benefit)	419	14,951	(23,566)
Net income (loss)	$(138,906)	(39,089)	78,165
Earnings (loss) per common share (note 13)
Basic earnings (loss) per common share	$(3.99)	(1.19)	2.82
Diluted earnings (loss) per common share	$(3.99)	(1.19)	2.82

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$(138,906)	(39,089)	78,165

Other comprehensive income (loss)
Amortization of pension actuarial amount	3,342	791	783
Amortization of black lung actuarial amount	1,544	568	412
Pension actuarial liability adjustment	(9,548)	(19,640)	(168)
Black lung actuarial liability adjustment	(3,396)	(10,087)	(10,320)
Tax impact of adjustments to accumulated other comprehensive income	–	–	3,540
Other comprehensive loss	(8,058)	(28,368)	(5,753)
Comprehensive income (loss)	$(146,964)	(67,457)	72,412

 See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

	Common stock shares	Common stock par value	Paid-in- capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
Balances, December 31, 2009	27,545	$275	320,079	(136,758)	(13,254)	170,342
Net income	–	–	–	78,165	–	78,165
Other comprehensive loss	–	–	–	–	(5,753)	(5,753)
Issuance of restricted stock awards, net of forfeitures	284	3	(3)	–	–	–
Repurchase of shares for tax withholding	(55)	–	(844)	–	–	(844)
Exercise of stock options	5	–	73	–	–	73
Stock based compensation	–	–	5,400	–	–	5,400
Balances, December 31, 2010	27,779	278	324,705	(58,593)	(19,007)	247,383
Net loss	–	–	–	(39,089)	–	(39,089)
Other comprehensive loss	–	–	–	–	(28,368)	(28,368)
Issuance of common stock, net of offering costs of $9,171	7,648	76	170,469	–	–	170,545
Equity component of convertible debt offering, net of offering costs of $2,117 and deferred taxes of $24,427	–	–	42,174	–	–	42,174
Issuance of restricted stock awards, net of forfeitures	307	3	(3)	–	–	–
Repurchase of shares for tax withholding	(62)	–	(1,266)	–	–	(1,266)
Stock based compensation	–	–	5,283	–	–	5,283
Balances, December 31, 2011	35,672	357	541,362	(97,682)	(47,375)	396,662
Net loss	–	–	–	(138,906)	–	(138,906)
Other comprehensive loss	–	–	–	–	(8,058)	(8,058)
Issuance of restricted stock awards, net of forfeitures	288	3	(3)	–	–	–
Repurchase of shares for tax withholding	(93)	(1)	(289)	–	–	(290)
Stock based compensation	–	–	5,219	–	–	5,219
Balances, December 31, 2012	35,867	$359	546,289	(236,588)	(55,433)	254,627

 See accompanying notes to consolidated financial statements

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(138,906)	(39,089)	78,165
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, and amortization	131,779	108,914	64,368
Accretion of asset retirement obligations	5,279	4,477	3,334
Amortization of debt discount and issue costs	16,905	14,684	8,066
Stock-based compensation	5,219	5,283	5,400
Deferred income tax expense (benefit)	62	14,139	(22,236)
Loss (gain) on sale or disposal of property, plant, and equipment	992	(59)	307
Goodwill impairment	26,492	–	–
(Gain) loss on debt transactions	(25,187)	740	–
Changes in operating assets and liabilities:
Receivables	17,741	69,043	(16,681)
Inventories	27,401	(13,967)	(3,680)
Prepaid royalties and other current assets	2,176	(104)	(2,433)
Restricted cash and short term investments	(7,048)	(6,010)	38,542
Other assets	3,767	566	(2,060)
Accounts payable	(37,696)	(3,145)	10,828
Accrued salaries, wages, and employee benefits	(2,000)	892	762
Accrued taxes	529	(889)	(303)
Other current liabilities	(4,514)	7,497	1,066
Workers' compensation benefits	6,932	4,977	5,609
Black lung benefits	4,826	3,420	3,018
Pension obligations	(2)	(1,696)	(2,244)
Asset retirement obligations	(1,884)	(5,204)	(809)
Other liabilities	(415)	(697)	43
Net cash provided by operating activities	32,448	163,772	169,062
Cash flows from investing activities:
Additions to property, plant, and equipment	(81,556)	(138,455)	(95,426)
Payment for acquisition, net of cash acquired	–	(515,962)	–
Proceeds from sale of property, plant and equipment	631	103	82
Net cash used in investing activities	(80,925)	(654,314)	(95,344)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	–	505,000	–
Repayment of long-term debt	(23,848)	(150,000)	–
Net proceeds from issuance of common stock	–	170,545	–
Debt issuance costs	–	(15,668)	(1,346)
Proceeds from exercise of stock options	–	–	73
Net cash provided by (used in) financing activities	(23,848)	509,877	(1,273)
Increase (decrease) in cash and cash equivalents	(72,325)	19,335	72,445
Cash and cash equivalents at beginning of period	199,711	180,376	107,931
Cash and cash equivalents at end of period	$127,386	199,711	180,376

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

Cash and cash equivalents and restricted cash and short term investments are stated at cost. Cash equivalents consist of highly-liquid investments with an original maturity of three months or less when purchased.  Restricted cash and short term investments consist of cash, cash equivalents and investments in bonds and certificates of deposit.  The Company intends to hold all investments held as restricted cash until maturity.  The restricted cash and short term investments are maintained in collateral accounts which provide the Company additional capacity under the Revolver to support its outstanding letters of credit (note 4) and to support the issuance of surety bonds.

Trade Receivables

Trade receivables are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on review of historical write off experience. The Company has determined that no allowance is necessary for trade receivables as of December 31, 2012 and 2011. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories

Inventories of coal and materials and supplies are stated at the lower of cost or market. Cost is determined using the average cost for coal inventories and the first-in, first-out method for materials and supplies. Coal inventory costs include labor, supplies, equipment cost, depletion, royalties, black lung tax, reclamation tax and preparation plant cost.

Asset Retirement Obligations

The Company’s asset retirement obligation liabilities primarily consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Asset retirement obligations are initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows, in the period in which it is incurred. The estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed is reviewed periodically by the Company’s management and engineers. In estimating future cash flows, the Company considers the estimated current cost of reclamation and applies inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on behalf of the Company. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Accretion expense is included in cost of produced coal. To the extent there is a difference between the liability recorded and the cost incurred, a gain or loss upon settlement is recognized.  The following table sets forth the changes in the Company’s asset retirement obligations at December 31, 2012 and 2011 (in thousands):

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	2012	2011
Asset retirement obligations at beginning of year	$101,516	48,389
Liabilities assumed in acquisition	–	50,858
Liabilities incurred	2,995	2,937
Liabilities disposed	(3,336)	(426)
Revisions in estimated cash flows	486	127
Accretion expense	5,279	4,477
Liabilities settled	(2,124)	(4,846)
Asset retirement obligations at end of year	104,816	101,516
Less amount included in other current liabilities	(5,639)	(6,862)
Total non-current liability	$99,177	94,654

Property, Plant, and Equipment

Property, plant and equipment as of December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Property, plant, and equipment, at cost:
Land	$10,112	9,930
Mineral rights	614,672	618,605
Buildings, machinery and equipment	652,565	635,055
Mine development costs	60,314	56,555
Total property, plant, and equipment	1,337,663	1,320,145
Less accumulated depreciation, depletion, and amortization	482,446	410,851
Property, plant and equipment, net	$855,217	909,294

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

Impairment of Long-lived Assets

Long-lived assets, such as property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  The Company did not recognize any impairment charges on long-lived assets during the periods presented.

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

The following table sets forth the changes in the Company’s allowance for prepaid royalties (in thousands):

Allowance for prepaid royalties at December 31, 2009	$(7,725)
Provision for non-recoupable prepaid royalties	(41)
Write-offs of prepaid royalties	262
Allowance for prepaid royalties at December 31, 2010	(7,504)
Provision on acquired leases	(888)
Provision for non-recoupable prepaid royalties	(4,510)
Write-offs of prepaid royalties	729
Allowance for prepaid royalties at December 31, 2011	(12,173)
Provision for non-recoupable prepaid royalties	(3,656)
Write-offs of prepaid royalties	1,364
Allowance for prepaid royalties at December 31, 2012	$(14,465)

Deferred Financing Costs

Deferred financing costs are the costs to obtain new debt financing or amend existing financing agreements and are deferred and amortized to interest expense over the life of the related indebtedness or credit facility using either the effective interest method or the straight-line method if it approximates the effective interest method. Unamortized deferred financing costs are included in other assets in the Consolidated Balance Sheets.

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

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) at December 31, 2012, includes a $37.3 million actuarial loss on the Company’s pension plan, a $21.7 million actuarial loss on its black lung obligation and a $3.6 million tax benefit associated with the items included in accumulated comprehensive income (loss). The accumulated other comprehensive income (loss) at December 31, 2011, includes a $31.1 million actuarial loss on the Company’s pension plan, a $19.8 million actuarial loss on its black lung obligation and a $3.5 million tax benefit associated with the items included in accumulated comprehensive income (loss).

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

Health Claims

The Company is self-insured for certain health care coverage. The cost of this self-insurance program is accrued based upon estimates of the costs for known and anticipated claims. The Company recorded an estimated amount to cover known claims and claims incurred but not reported of $2.4 million and $2.3 million as of December 31, 2012 and 2011, respectively, which is included in accrued salaries, wages, and employee benefits.

Other Current Liabilities

Other current liabilities at December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Accrued interest	$7,944	8,396
Accrued royalties	5,989	10,655
Current portion of asset retirement obligation	5,639	6,862
Other	2,552	1,948
	$22,124	27,861

Equity-Based Compensation Plan

The Company’s stock compensation expense is based on estimated grant-date fair values. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award.  The Company’s estimated future forfeiture rates are based on its historical experience.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in order to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP). Significant items subject to such estimates and assumptions include the allocation of the purchase price in the IRP Acquisition (note 2) to acquired assets and liabilities, asset impairments, allowance for non-recoupable prepaid royalties, the valuation allowance for deferred tax assets, asset retirement obligations and amounts accrued related to the Company’s workers’ compensation, black lung, pension and health claim obligations. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In 2012, the Company adopted new accounting guidance that eliminates the option to report other comprehensive income and its components in the consolidated statement of changes in shareholders’ equity and comprehensive income. The Company now presents the total of comprehensive income, the components of net income and the components of other comprehensive income in two separate but consecutive statements. The adoption of this new financial presentation guidance concerns presentation only and has been retrospectively applied to all prior periods presented.

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

The following unaudited pro forma information has been prepared for illustrative purposes only.  The pro forma information assumes the IRP Acquisition and the financing transactions that were completed to affect the IRP Acquisition occurred on January 1, 2010.  The financing transactions include the issuance of the 2019 Senior Notes, the issuance of the 2018 Convertible Notes and the amendments to the Revolving Credit Agreement (all as described in note 4), as well as the redemption of $150 million of 2012 Senior Notes and the issuance of 7.6 million shares of common stock.  The unaudited pro forma results have been prepared based on estimates and assumptions that we believe are reasonable; however, they are not necessarily indicative of the consolidated results of operations had the IRP Acquisition and the related financing transactions occurred at the beginning of each of the periods presented or of future results of operations.

	Year Ended December 31,
	2011	2010
	(in thousands)
Total revenues
As reported	$1,177,655	701,116
Pro forma	1,401,835	1,191,452

Net income (loss)
As reported	(39,089)	78,165
Pro forma	(9,216)	96,222

For the year ended December 31, 2011, costs of $8.5 million were incurred related to the IRP Acquisition.  The acquisition costs include $3.8 million of commitment fees associated with $375.0 million of committed bridge financing.

(3)	Goodwill and Goodwill Impairment

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.  Goodwill is not amortized but is tested for impairment annually, or if certain circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level.

The Company’s goodwill is contained in the Midwest Segment.  The Company performed its annual goodwill impairment test during the fourth quarter of 2012 using a two-step approach. Step one compared the fair value of equity for this reporting unit to its carrying value. The Company considered the market and income approaches in addition to the market capitalization method, to estimate the fair value of equity for the reporting unit.  The market capitalization approach is based on allocating the Company’s market capitalization to the Company’s reporting units based on financial and production matrices.  The market approach was based on a guideline public companies and guideline transactions within the coal industry. Under the guideline public company approach, certain operating metrics from a selected group of publicly traded comparable companies were used to estimate the fair value of equity for the Midwest reporting unit. Under the transaction method, recent merger and acquisition transactions for comparable companies were used to estimate the fair value of equity of the Midwest reporting unit.  The income approach was based on a discounted cash flow method in which expected future net cash flows were discounted to present value, using an appropriate after-tax weighted average cost of capital.  Given the market’s view concerning the long term uncertainties in the coal industry and the lack of comparable market transactions in the tested segment, it was concluded that the fair value of the equity for the reporting unit should be weighted more towards the market capitalization approach which resulted in the carrying value exceeding the fair value of the equity for the tested reporting unit.

In step two of the goodwill impairment test, the Company compared the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill at the reporting unit, the Company assigned the fair value of the reporting unit to all of the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination.

As a result of the goodwill impairment test, the Company wrote off $26.5 million of goodwill in the Midwest segment to reduce the carrying value of the goodwill to its implied fair value.  Subsequent to this write-off the Company had no remaining goodwill.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)	Long Term Debt and Interest Expense

Long-term debt is as follows at December 31, 2012 and 2011 (in thousands):

	2012	2011
2019 Senior Notes	$270,000	$275,000
2015 Convertible Senior Notes, net of discount	120,629	140,372
2018 Convertible Senior Notes, net of discount	155,778	166,821
Revolver	–	–
Total long-term debt	$546,407	$582,193

Scheduled maturities of long-term debt are as follows (in thousands):

Year ended December 31:
2013 to 2014	$–
2015	141,170
2016 to 2017	–
Thereafter	474,970
$616,140

2019 Senior Notes

In 2011, the Company issued $275.0 million of senior notes due on April 1, 2019 (the 2019 Senior Notes).  During 2012, the Company repurchased $5.0 million principal amount of the 2019 Senior Notes at a cost of $2.6 million, plus accrued interest of $0.1 million, in open market purchases. The repurchase of the 2019 Senior Notes resulted in a gain of $2.3 million, which includes the write-off of $0.1 million of unamortized financing costs.

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

The Company incurred approximately $6.7 million of costs in connection with the issuance of the 2019 Senior Notes.  The costs, net of amortization and write-offs due to repurchases, are included in other assets on the accompanying balance sheets.

2015 Convertible Senior Notes

In 2009, the Company issued $172.5 million of 4.5% convertible senior notes due on December 1, 2015 (the 2015 Convertible Senior Notes).   During 2012, the Company repurchased $31.3 million principal amount of the 2015 Convertible Senior Notes at a cost of $13.3 million, plus accrued interest of $0.4 million, in open market purchases. The repurchase of the 2015 Convertible Senior Notes resulted in a gain of $12.6 million, which includes the write-off of $0.5 million of unamortized financing costs.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The 2015 Convertible Senior Notes are shown net of a $20.5 million and a $32.1 million discount as of December 31, 2012 and 2011, respectively.  The discount on the 2015 Convertible Senior Notes relates to the proceeds that were allocated to the equity component of the 2015 Convertible Senior Notes at issuance, resulting in an effective interest rate of 10.2%.  The 2015 Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 38.7913 shares of the Company’s common stock per $1,000 principal amount of the 2015 Convertible Senior Notes, representing an initial conversion price of approximately $25.78 per share of the Company’s stock.  Interest on the 2015 Convertible Senior Notes is paid semi-annually.

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

2018 Convertible Senior Notes

In 2011, the Company issued $230.0 million of 3.125% convertible senior notes due on March 15, 2018 (the 2018 Convertible Senior Notes).   During 2012, the Company repurchased $25.0 million principal amount of the 2018 Convertible Senior Notes at a cost of $8.0 million, plus accrued interest of $0.3 million, in open market purchases. The repurchase of the 2018 Convertible Senior Notes resulted in a gain of $10.3 million, which includes the write-off of $0.5 million of unamortized financing costs.

The 2018 Convertible Senior Notes are shown net of a $49.2 million and a $63.2 million discount as of December 31, 2012 and 2011, respectively.  The discount on the 2018 Convertible Senior Notes relates to the proceeds that were allocated to the equity component of the 2018 Convertible Senior Notes at issuance, resulting in an effective interest rate of 8.9%.   The 2018 Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 32.7332 shares of the Company’s common stock per $1,000 principal amount of 2018 Convertible Senior Notes, representing an initial conversion price of approximately $30.55 per share of the Company’s stock.  Interest payments on the 2018 Convertible Senior Notes are required semi-annually.

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

The Revolver provides that the Company can use the Revolver availability to issue letters of credit. The Revolver provides for a 3.5% fee on any outstanding letters of credit issued under the Revolver and a 0.5% fee on the unused portion of the Revolver. Subject to certain exceptions as provided for in the Revolver, the Company is required to make certain mandatory prepayments on outstanding loans and to cash collateralize outstanding letters of credit from certain asset sales, casualty events, incurrence of indebtedness and equity issuances and extraordinary receipts. The Revolver includes financial covenants that require the Company to maintain a minimum Fixed Charge Coverage Ratio of 1.10 to 1.00 and limit capital expenditures, each as defined by the agreement. The minimum Fixed Charge Coverage Ratio is only applicable if the sum of the Company’s unrestricted cash plus the availability under the Revolver falls below $35.0 million and would remain in effect until the sum of the Company’s unrestricted cash plus the availability under the Revolver exceeds $35.0 million for 90 consecutive days. Our actual Fixed Charge Coverage Ratio for year ended December 31, 2012 was -0.74 to 1.00. The limit on capital expenditures is only applicable if the Company’s unrestricted cash plus the availability under the Revolver falls below $50.0 million for a period of 5 consecutive days and would remain in effect until the Company’s unrestricted cash plus the availability under the Revolver exceeds $50.0 million for 90 consecutive days. These financial covenants were not applicable for the year ended December 31, 2012, as our unrestricted cash plus the availability under the Revolver exceeded the measurement thresholds.

As of December 31, 2012, the Company had used $60.8 million of the $69.3 million then available under the Revolver to secure outstanding letters of credit.  As of December 31, 2012, the Company had $28.1 million of cash in a restricted cash collateral account to ensure that the Company has adequate capacity under the Revolver to support its outstanding letters of credit.

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

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Interest Expense and Other

During the years ended December 31, 2012, 2011 and 2010, the Company paid $36.2 million, $29.1 million, and $22.1 million in interest, respectively.

The Company was in compliance with all of the financial covenants under its outstanding debt instruments as of December 31, 2012.

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

The 2015 and 2018 Convertible Senior Notes (collectively, the Convertible Senior Notes) rank equally with all of the Company’s existing and future senior unsecured indebtedness, including the Company’s 2019 Senior Notes.  The Convertible Senior Notes are not guaranteed by any of James River Coal Company’s subsidiaries.  The Convertible Senior Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness (to the extent of the assets securing such indebtedness) and structurally subordinated to all existing and future liabilities of James River Coal Company’s subsidiaries, including their trade payables.

The Revolver is secured by substantially all of the Company’s assets.

The Company projects that currently available cash, cash generated from operations and borrowings under our Revolver will be sufficient to meet its working capital requirements, anticipated capital expenditures and scheduled debt payments throughout 2013. Nevertheless, the Company’s ability to satisfy working capital requirements and debt service obligations (including refinancing debt that matures in 2015), or fund planned capital expenditures, will substantially depend upon its future operating performance, debt covenants, and financial, business and other factors, some of which are beyond its control.

In the event that the sources of cash described above are not sufficient to meet future cash requirements, the Company will need to reduce certain planned expenditures, seek additional financing, or both. The Company may seek to raise funds through additional debt financing or the issuance of additional equity securities. If such actions are not sufficient, the Company may need to limit its growth, sell assets or reduce or curtail some of its operations to levels consistent with the constraints imposed by the available cash flow, or any combination of these options. The Company’s ability to seek additional debt or equity financing may be limited by existing and any future financing arrangements, economic and financial conditions, or all three. In particular, the existing 2019 Senior Notes, 2015 Convertible Senior Notes, 2018 Convertible Senior Notes and Revolver restrict the Company’s ability to incur additional indebtedness. The Company cannot provide assurance that any reductions in planned expenditures or in expansion would be sufficient to cover shortfalls in available cash or that additional debt or equity financing would be available on terms acceptable, if at all.

(5)	Workers’ Compensation Benefits

As of December 31, 2012 and 2011, the workers’ compensation benefit obligation consisted of the following (in thousands):

	2012	2011
Noncurrent portion of workers' compensation benefits	$66,953	60,721
Current portion of workers' compensation	9,900	9,200
Total workers' compensation benefits	$76,853	69,921

Actuarial assumptions used in the determination of the liability for the self-insured portion of workers’ compensation benefits included a discount rate of 2.8% and 3.8% at December 31, 2012 and 2011, respectively.

(6)	Pneumoconiosis (Black Lung) Benefits

As of December 31, 2012 and 2011, the black lung benefit obligation consisted of the following (in thousands):

	2012	2011
Noncurrent portion of black lung benefits	$62,834	56,152
Current portion of black lung benefits	2,508	2,512
Total black lung benefits	$65,342	58,664

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A reconciliation of the changes in the black lung benefit obligation is as follows (in thousands):

	2012	2011
Beginning of the year black lung obligation	$58,664	45,725
Black lung actuarial liability adjustment	3,396	10,087
Service cost	2,556	1,824
Interest cost	2,449	2,389
Benefit payments	(1,723)	(1,361)
End of year accumulated black lung obligation	$65,342	58,664

The actuarial assumptions used in the determination of accumulated black lung obligations as of December 31, 2012 and 2011 included a discount rate of 3.9% and 4.3%, respectively. A 1.0% decrease in the discount rate used at December 31, 2012, would increase the black lung obligation by approximately $11.2 million. For purposes of determining net periodic expense related to such obligations, the Company used a discount rate of 4.3%, 5.4%, and 5.8% for the years ended December 31, 2012, 2011 and 2010.

The components of net periodic benefit cost are as follows (in thousands):

	2012	2011	2010
Service cost	$2,556	1,824	1,757
Interest cost	2,449	2,389	2,235
Amortization of actuarial losses	1,544	568	412
Net periodic benefit cost	$6,549	4,781	4,404

As of December 31, 2012, the Company has a $21.7 million gross actuarial loss recorded in accumulated other comprehensive income (loss) on its black lung obligation. The Company expects that it will amortize $2.1 million of this actuarial loss during the year ended December 31, 2013.

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

Equity Issuance

In 2011, the Company received proceeds of approximately $170.5 million, net of offering costs, through the issuance of approximately 7.6 million shares of common stock.

Equity Based Compensation

Under the 2004 and 2012 Equity Incentive Plans (the Plans), participants may be granted stock options (qualified and nonqualified), stock appreciation rights (SARs), restricted stock, restricted stock units, and performance shares. The total number of shares that may be awarded under the Plans is 3,400,000, and no more than 2,000,000 of the shares reserved under the Plan may be granted in the form of incentive stock options.  The Company currently has the following types of equity awards outstanding under the Plans.

Restricted Stock Awards

Pursuant to the Plans certain directors and employees have been awarded restricted common stock with such shares vesting over two to five years. The related expense is amortized over the vesting period.

Stock Option Awards

Pursuant to the Plans certain directors and employees have been awarded options to purchase common stock with such options vesting ratably over three to five years. The Company’s stock options have been issued at exercise prices equal to or greater than the fair value of the Company’s stock at the date of grant.

Shares awarded or subject to purchase under the Plans that are not delivered or purchased, or revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award will be again available for issuance under the Plans. Shares that are used to exercise an award or for tax withholding will be again available for issuance if issued under the 2004 Equity Incentive Plan but not under the 2012 Equity Incentive Plan. At December 31, 2012, there were 1,114,645 shares available under the Plans for future awards.

The following table highlights the expense related to share-based payment for the periods ended December 31 (in thousands):

	2012	2011	2010
Restricted stock	$4,965	4,991	5,095
Stock options	254	292	305
Stock based compensation	$5,219	5,283	5,400

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

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	2012	2011	2010
Dividend yield	0.0%	0.0%	0.0%
Expected volatility factor(1)	95.0%	90.0%	90.0%
Risk-free interest rate(2)	2.0%	3.4%	3.9%
Expected term (in years)	6.5	6.5	6.5

(1)	The Company used historical experience to estimate its volatility.
(2)	The risk-free interest rate for periods is based on U.S. Treasury yields in effect at the time of grant.

The following is a summary of restricted stock and stock option awards:

	Restricted Stock		Stock Options
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Fair Value	Shares	Exercise
	Outstanding	at Issue	Outstanding	Price
January 1, 2010	717,652	$21.86	276,000	$16.34
Granted	287,622	17.01	20,000	17.01
Exercised/Vested	(158,788)	26.69	(5,000)	14.60
Canceled	(3,600)	19.36	–	–
December 31, 2010	842,886	19.30	291,000	16.42
Granted	306,636	20.92	20,000	22.31
Exercised/Vested	(183,896)	24.44	–	–
Canceled	–	–	–	–
December 31, 2011	965,626	18.84	311,000	16.80
Granted	316,185	5.36	20,000	5.36
Exercised/Vested	(273,552)	17.47	–	–
Canceled	(28,413)	18.98	–	–
December 31, 2012	979,846	$14.89	331,000	$16.11

The following table summarizes additional information about the stock options outstanding at December 31, 2012.

	Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in 000's)
Outstanding at December 31, 2012	$5.36-$36.30	331,000	$16.11	3.4	$–
Exercisable at December 31, 2012	$5.36-$36.30	291,004	$16.54	2.8	$–
Vested and expected to vest at December 31, 2012		331,000	$16.11	3.4	$–

(1)	The difference between a stock award's exercise price and the underlying stock's market price at December 31, 2012. No value is assigned to stock awards whose option price exceeds the stock's market price at December 31, 2012.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of December 31, 2012.

		Weighted Average
		Remaining Period
	Unearned	Of Expense
	Compensation	Recognition
	(in 000's)	(in years)
Stock Options	$258	1.6
Restricted Stock	7,191	1.8
Total	$7,449

(8)	Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	2012	2011	2010
Current:
Federal	$–	–	(1,354)
State	357	812	24
	357	812	(1,330)
Deferred:
Federal	(22)	11,716	(20,720)
State	84	2,423	(1,516)
	62	14,139	(22,236)
	$419	14,951	(23,566)

A reconciliation of income taxes computed at the statutory federal income tax rate to the effective tax rate for income taxes included in the consolidated statements of operations is presented below:

	2012	2011	2010
Federal income taxes at statutory rates	(35.0)%	(35.0)%	35.0%
Percentage depletion	(1.8)	(15.4)	(20.4)
Change in valuation allowance	32.9	111.1	(60.9)
State income taxes, net of federal	(1.5)	(3.1)	(1.8)
Impairment of goodwill	6.7	–	–
Effect of state and federal tax rate change, net	–	–	1.7
Other, net	(1.0)	4.3	3.2
	0.3%	61.9%	(43.2)%

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below (in thousands):

	2012	2011
Deferred tax assets:
Accruals for financial reporting purposes, principally workers' compensation and black lung obligations	$92,609	87,032
Net operating loss carryforwards	117,626	98,443
Accumulated comprehensive income, principally pension	21,860	18,815
Other	104	104
Total gross deferred tax assets	232,199	204,394
Less valuation allowance	85,873	37,270
Gross deferred tax assets net of valuation	146,326	167,124
Deferred tax liabilities:
Discount on Convertible Senior Notes	25,846	35,410
Tangible fixed assets and mineral rights due to differences
in depreciation, depletion and amortization	98,059	119,227
Other	30,203	20,206
Total gross deferred tax liability	154,108	174,843
Net deferred tax asset (liability)	$(7,782)	(7,719)

In 2012 and 2011, the net deferred tax liability is included in other liabilities. The Company recorded a valuation allowance on its gross deferred tax assets of $85.9 million and $37.3 million as of December 31, 2012 and 2011, respectively. In recording the valuation allowance the Company considered all positive and negative evidence, including recent losses, and concluded that it was not more likely than not to realize a portion of its gross deferred tax assets.

At December 31, 2012, the Company has consolidated NOLs for federal income tax purposes of approximately $319 million that expire beginning in 2023, consolidated Kentucky net operating loss carryforwards of approximately $124 million which expire beginning in 2023 and consolidated West Virginia net operating loss carryforwards of approximately $27 million that expire beginning in 2031. These net operating loss carryforwards generate a combined federal and state deferred tax asset of approximately $118 million.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax returns in Virginia, Kentucky, West Virginia and Indiana as “major” tax jurisdictions. The only periods subject to examination for the Company’s federal return are the 2009 through 2012 tax years. The periods subject to examination for the Company’s state returns in Virginia are years 2009 through 2012; Kentucky are years 2008 through 2012; West Virginia are years 2009 through 2012; and Indiana are years 2009 through 2012. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position.  Therefore, no reserves for uncertain income tax positions have been recorded.

During the year ended December 31, 2012, the Company received net income tax refunds of $1.4 million. During the year ended December 31, 2011, the Company paid income taxes of $0.7 million. During the year ended December 31, 2010, the Company paid no income taxes. The income tax benefit (expense) includes no interest and penalties for the years ended December 31, 2012, 2011 and 2010.

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

The investment policy for the pension plan assets includes the objectives of providing growth of capital and income while achieving a target annual rate of return of 7.5% over a full market cycle. Diversification of assets is employed to reduce risk. The current target asset allocation is 70% for equity securities (including 45% Large Cap, 15% Small Cap, 10% International) and 30% for cash and interest bearing securities. The investment policy is based on the assumption that the overall portfolio volatility will be similar to that of the target allocation.  Given the volatility of the capital markets, strategic adjustments in various asset classes may be required to rebalance asset allocation back to its target policy. Investment fund managers are not permitted to invest in certain securities and transactions as outlined by the investment policy statements specific to each investment category without prior investment committee approval.

To develop the expected long-term rate of return on assets assumption, the Company performs a periodic analysis which considers the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.  This evaluation resulted in the selection of the 7.5% long-term rate of return on assets assumption for the year ended December 31, 2012.

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

	2012		2011
	Amount	Percentage	Amount	Percentage
Mutual funds - equity	$39,408	62.5%	34,771	61.8%
Mutual funds - international equity	5,038	8.0%	4,569	8.1%
Mutual funds - fixed income/taxable	18,347	29.1%	16,712	29.7%
Money market funds and cash	273	0.4%	238	0.4%
	$63,066	100.0%	56,290	100.0%

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth changes in the plan’s benefit obligations, changes in the fair value of plan assets, and funded status at December 31, 2012 and 2011 (in thousands):

	2012	2011
Change in benefit obligation:
Projected benefit obligation at beginning of year	$85,411	69,444
Interest cost	3,541	3,642
Actuarial loss	12,241	14,892
Benefits paid	(2,801)	(2,567)
Projected benefit obligation at end of year	$98,392	85,411
Change in plan assets:
Fair value of plan assets at beginning of year	$56,290	57,476
Actual return on plan assets	6,887	(470)
Employer contributions	2,691	1,851
Benefits paid	(2,801)	(2,567)
Fair value of plan assets at end of year	$63,067	56,290
Reconciliation of funded status:
Funded status	$(35,325)	(29,121)
Net amount recognized	$(35,325)	(29,121)
Amounts recognized in the consolidated balance sheets
consist of:
Accrued benefit liability	$(35,325)	(29,121)

The accumulated benefit obligation of the plan was $98.4 million and $85.4 million as of December 31, 2012 and 2011, respectively. Company contributions in 2013 are expected to be approximately $3.8 million.

The components of net periodic benefit cost and benefits paid by period are as follows (in thousands):

	2012	2011	2010
Interest cost	$3,541	3,642	3,760
Expected return on plan assets	(4,194)	(4,279)	(3,689)
Recognized net actuarial loss	3,342	791	783
Net periodic benefit cost	$2,689	154	854
Benefits paid	$2,801	2,567	2,580

As of December 31, 2012 and 2011 the Company had a $37.3 million and a $31.1 million gross actuarial loss recorded in accumulated other comprehensive loss on its defined benefit plan. The Company expects to recognize $4.1 million of the gross actuarial loss in the year ended December 31, 2013.

The weighted-average assumptions used to determine the pension benefit obligations are as follows:

	2012	2011
Discount rate	3.8%	4.2%
Expected return on plan assets	7.5%	7.5%

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	2012	2011	2010
Discount rate	4.2%	5.4%	5.9%
Expected return on plan assets	7.5%	7.5%	7.5%

The following benefit payments are expected to be paid (based on the assumptions described above (in thousands)).

Year ended December 31:
2013	$3,760
2014	3,850
2015	4,026
2016	4,235
2017	4,495
2018-2022	25,149

Savings and Profit Sharing Plan

The Company sponsors defined contribution pension plans and profit sharing plans. All U.S. employees are eligible for at least one of the Company’s plans. The Company’s contributions vary depending on the plan and cannot exceed the maximum allowable for tax purposes. The Company recognized approximately $5.9 million, $5.2 million and $2.8 million of expense relating to these plans for the years ended December 31, 2012, 2011 and 2010, respectively.

(10)	Major Customers

During 2012, approximately 38% of total revenues were from three customers in the CAPP segment, the largest of which represented 13% of revenues. During 2011, approximately 31% of total revenues were from two customers in the CAPP segment, the largest of which represented 20% of total revenues.  During 2010, approximately 71% of total revenues were from two customers in the CAPP segment, the largest of which represented 39% of total revenues, and an additional 11% of our total revenues were from one customer in the Midwest segment.  No other customers were over 10% of total revenues for 2012, 2011 and 2010. The segment revenues are included in note 15.

The Company ships coal to customers in the United States and in international markets, including Canada and various European and Asian countries.  Total revenues from shipments to international markets were approximately 37% and 31% of total revenues in 2012 and 2011, respectively. During 2010, there were no revenues from shipments to international markets.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Leases

The Company leases equipment and various other properties under non-cancelable long-term leases, expiring at various dates. Certain leases contain options that would allow the Company to extend the lease or purchase the leased asset at the end of the base lease term. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2012 were as follows (in thousands):

Operating
leases
Year ended December 31:
2013	3,753
2014	3,055
2015	630
Thereafter	–
$7,438

The Company incurred rent expense on equipment and office space of approximately $7.3 million, $12.1 million and $11.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(12)	Commitments and Contingencies

Future minimum royalty commitments under coal lease agreements at December 31, 2012 were as follows (in thousands):

Royalty
commitments
Year ended December 31:
2013	$25,641
2014	23,314
2015	21,952
2016	20,809
2017	20,397
2018 to 2022	97,523
$209,636

(a)	Certain coal leases do not have set expiration dates but extend until completion of mining of all merchantable and mineable coal reserves. For purposes of this table, we have generally assumed that minimum royalties on such leases will be paid for a period of ten years.
(b)	Certain coal leases require payment based on minimum tonnage, for these contracts an average sales price of $73.50 per ton was used to project the future commitment.

The Company has established irrevocable letters of credit totaling $60.8 million as of December 31, 2012 to guarantee performance under certain contractual arrangements.  The letters of credit have been issued under the Revolver (note 4).

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings (loss) per share (in thousands):

	2012	2011	2010
Basic earnings per common share:
Net income (loss)	$(138,906)	(39,089)	78,165
Income allocated to participating securities	–	–	(2,336)
Net income (loss) available to common shareholders	$(138,906)	(39,089)	75,829

Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	34,814	32,832	26,883
Dilutive effect of unvested restricted stock (participating securities)	–	–	830
Dilutive effect of stock options	–	–	54
Diluted number of common shares and common equivalent shares outstanding	34,814	32,832	27,767
Basic earnings (loss) per common share	$(3.99)	(1.19)	2.82

Diluted net income per common share:
Net income (loss)	$(138,906)	(39,089)	78,165
Income allocated to participating securities	–	–	–
Net income (loss) available to potential common shareholders	$(138,906)	(39,089)	78,165

Diluted net earnings (loss) per share	$(3.99)	(1.19)	2.82

For periods in which there was a loss, the Company excludes from its diluted loss per share calculation options to purchase shares and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per share.  The excluded instruments would have increased the diluted weighted average number of common and common equivalent shares outstanding by approximately 1.1 million and 1.0 million for the year ended December 31, 2012 and 2011, respectively.  In addition, in periods of net losses, the Company has not allocated any portion of such losses to participating securities holders for its basic loss per share calculation as such participating securities holders are not contractually obligated to fund such losses.

The Company’s 2015 and 2018 Convertible Senior Notes are convertible at the option of the holders upon the occurrence of certain events (note 4).  As of December 31, 2012, none of the convertible senior notes had reached the specified thresholds for conversion.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information. As of December 31, 2012 and 2011, except for long-term debt obligations, the carrying amounts of all financial instruments approximate their fair values due to their short maturities.

The carrying values and fair values of our long-term debt are as follows (in thousands)

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Senior Notes	$270,000	$160,650	$275,000	$207,625
2015 Convertible Senior Notes (excludes discount)	141,170	60,703	172,500	137,569
2018 Convertible Senior Notes (excludes discount)	204,970	67,640	230,000	135,976

The fair value of our senior notes and convertible senior notes are based on available market data at the date presented. The carrying value of the convertible senior notes reflected in long-term debt in the table above reflects the full face amount and has been adjusted in the Condensed Consolidated Balance Sheets for discounts related to the convertible features (note 4).

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

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Years Ended
	December 31,
	2012	2011	2010
Revenues
CAPP	$994,338	1,069,766	585,064
Midwest	105,271	107,889	116,052
Corporate	–	–	–
Total	$1,099,609	1,177,655	701,116

Depreciation, depletion and amortization
CAPP	$116,598	96,455	53,467
Midwest	15,113	12,407	10,840
Corporate	68	52	61
Total	$131,779	108,914	64,368

Total operating income (loss)
CAPP	$(60,039)	58,574	96,237
Midwest (2)	(31,243)	(3,882)	7,537
Corporate	(20,159)	(29,300)	(19,888)
Total	$(111,441)	25,392	83,886

Interest Income (1)
Corporate	$(799)	(494)	(683)
Total	$(799)	(494)	(683)

Interest Expense (1)
Corporate	$52,666	50,096	29,943
Total	$52,666	50,096	29,943

Income tax (benefit) expense (1)
Corporate	$419	14,951	(23,566)
Total	$419	14,951	(23,566)

Net earnings (loss) (1)
CAPP	$(60,039)	58,574	$96,237
Midwest (2)	(31,243)	(3,882)	7,537
Corporate	(47,624)	(93,781)	(25,609)
Total	$(138,906)	(39,089)	$78,165

(1)	The Company does not allocate interest income, interest expense or income taxes to its segments.
(2)	Includes a goodwill impairment charge of $26.5 million.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	December 31,
	2012	2011
Total Assets
CAPP	$1,102,496	1,232,029
Midwest	96,866	122,290
Corporate	4,759	50,263
Total	$1,204,121	1,404,582

Goodwill
CAPP	$–	–
Midwest	–	26,492
Corporate	–	–
Total	$–	26,492

	Years Ended
	December 31,
	2012	2011	2010
Capital Expenditures
CAPP	$70,545	110,592	75,795
Midwest	10,645	27,863	19,631
Corporate	366	–	–
Total	$81,556	138,455	95,426

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Quarterly Information (Unaudited)

Set forth below is the Company’s quarterly financial information for the previous two fiscal years (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Total revenue	$301,985	277,358	288,102	232,164
Gross profit	12,754	2,800	(15,250)	(25,331)
Income (loss) from operations	(2,812)	(12,466)	(29,922)	(66,241)
Income (loss) before taxes	(15,640)	(25,732)	(20,527)	(76,588)
Net income (loss)	(15,659)	(25,763)	(20,552)	(76,932)
Basic Earnings (loss) per share	$(0.45)	(0.74)	(0.59)	(2.21)
Diluted Earning (loss) per share	(0.45)	(0.74)	(0.59)	(2.21)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Total revenue	$164,582	352,037	303,858	357,178
Gross profit	15,001	35,864	15,101	25,008
Income (loss) from operations	986	17,194	(1,243)	8,455
Income (loss) before taxes	(6,689)	1,156	(14,014)	(4,591)
Net income (loss)	(7,604)	789	(3,732)	(28,542)
Basic Earnings (loss) per share	$(0.28)	0.02	(0.11)	(0.82)
Diluted Earning (loss) per share	(0.28)	0.02	(0.11)	(0.82)

