Form 10-Q
period 2013-03-31
James River Coal CO
filed 2013-05-02
CIK 1297720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes    ☐             No    ☒

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 24, 2013 was 35,858,082.

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

We are including this cautionary statement in this document to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, us. Any forward-looking statements should be considered in context with the various disclosures made by us about our businesses, including without limitation the risk factors more specifically described below in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Forward-looking statements speak only as of the date they are made. We disclaim any intent or obligation to update these forward-looking statements unless required by securities law, and we caution the reader not to rely on them unduly.

FORM 10-Q INDEX

PART I          FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,885	127,386
Trade receivables	79,024	89,816
Inventories:
Coal	51,254	26,598
Materials and supplies	17,033	16,699
Total inventories	68,287	43,297
Prepaid royalties	8,912	8,623
Other current assets	6,483	9,127
Total current assets	260,591	278,249
Property, plant, and equipment, net	830,474	855,217
Restricted cash and short term investments (note 1)	36,681	36,558
Other assets	32,270	34,097
Total assets	$1,160,016	1,204,121

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$56,511	72,861
Accrued salaries, wages, and employee benefits	12,408	10,996
Workers' compensation benefits	9,900	9,900
Black lung benefits	2,508	2,508
Accrued taxes	9,999	8,382
Other current liabilities	26,914	22,124
Total current liabilities	118,240	126,771
Long-term debt, less current maturities	549,810	546,407
Other liabilities:
Noncurrent portion of workers' compensation benefits	67,541	66,953
Noncurrent portion of black lung benefits	63,325	62,834
Pension obligations	34,300	35,325
Asset retirement obligations	100,116	99,177
Other	11,418	12,027
Total other liabilities	276,700	276,316
Total liabilities	944,750	949,494
Commitments and contingencies (note 4)
Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	–	–
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 35,858,082 and 35,866,549 shares as of March 31, 2013 and December 31, 2012	359	359
Paid-in-capital	547,488	546,289
Accumulated deficit	(278,704)	(236,588)
Accumulated other comprehensive loss	(53,877)	(55,433)
Total shareholders' equity	215,266	254,627
Total liabilities and shareholders' equity	$1,160,016	1,204,121

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues
Coal sales revenue	$175,933	279,763
Freight and handling revenue	17,372	22,222
Total revenue	193,305	301,985
Cost of sales:
Cost of coal sold	163,383	236,889
Freight and handling costs	17,372	22,222
Depreciation, depletion, and amortization	28,537	30,120
Total cost of sales	209,292	289,231
Gross profit (loss)	(15,987)	12,754
Selling, general and administrative expenses	13,967	15,566
Total operating loss	(29,954)	(2,812)
Interest expense	12,510	13,385
Interest income	(178)	(214)
Miscellaneous income, net	(103)	(343)
Total other (income) expense, net	12,229	12,828
Net loss before income taxes	(42,183)	(15,640)
Income tax (benefit) expense	(67)	19
Net loss	$(42,116)	(15,659)
Earnings (loss) per common share (note 6)
Basic earnings (loss) per common share	$(1.21)	(0.45)
Diluted earnings (loss) per common share	$(1.21)	(0.45)

See accompanying notes to condensed consolidated financial statements.

4

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(42,116)	(15,659)
Other comprehensive income
Amortization of pension actuarial amount	1,019	836
Amortization of black lung actuarial amount	537	386
Other comprehensive income	1,556	1,222
Comprehensive loss	$(40,560)	(14,437)

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

(unaudited)

	Common stock shares	Common stock par value	Paid-in- capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
Balances, December 31, 2011	35,672	$357	541,362	(97,682)	(47,375)	396,662
Net loss	–	–	–	(138,906)	–	(138,906)
Other comprehensive loss	–	–	–	–	(8,058)	(8,058)
Issuance of restricted stock awards, net of forfeitures	288	3	(3)	–	–	–
Repurchase of shares for tax withholding	(93)	(1)	(289)	–	–	(290)
Stock based compensation	–	–	5,219	–	–	5,219
Balances, December 31, 2012	35,867	359	546,289	(236,588)	(55,433)	254,627
Net loss	–	–	–	(42,116)	–	(42,116)
Other comprehensive income	–	–	–	–	1,556	1,556
Issuance of restricted stock awards, net of forfeitures	(9)	–	–	–	–	–
Stock based compensation	–	–	1,199	–	–	1,199
Balances, March 31, 2013	35,858	$359	547,488	(278,704)	(53,877)	215,266

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(42,116)	(15,659)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	28,537	30,120
Accretion of asset retirement obligations	1,114	1,307
Amortization of debt discount and issue costs	4,048	4,277
Stock-based compensation	1,199	1,348
Gain on sale or disposal of property, plant and equipment	(11)	(126)
Changes in operating assets and liabilities:
Receivables	10,792	(1,063)
Inventories	(21,678)	(1,940)
Prepaid royalties and other current assets	2,355	4,269
Restricted cash	(123)	(69)
Other assets	1,168	(947)
Accounts payable	(16,350)	(31,558)
Accrued salaries, wages, and employee benefits	1,412	(1,970)
Accrued taxes	1,617	(416)
Other current liabilities	4,703	1,930
Workers' compensation benefits	588	1,442
Black lung benefits	1,510	1,234
Pension obligations	(488)	151
Asset retirement obligations	(88)	(218)
Other liabilities	(1)	(79)
Net cash used in operating activities	(21,812)	(7,967)
Cash flows from investing activities:
Additions to property, plant, and equipment	(7,700)	(22,885)
Proceeds from sale of property, plant and equipment	11	526
Net cash used in investing activities	(7,689)	(22,359)
Increase (decrease) in cash	(29,501)	(30,326)
Cash and cash equivalents at beginning of period	127,386	199,711
Cash and cash equivalents at end of period	$97,885	169,385

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

The interim condensed consolidated financial statements of the Company presented in this report are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2012. The balances presented as of or for the year ended December 31, 2012 are derived from the Company’s audited consolidated financial statements.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in order to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP). Significant estimates made by management include the allocation allowance for non-recoupable prepaid royalties, the valuation allowance for deferred tax assets, asset retirement obligations and amounts accrued related to the Company’s workers’ compensation, black lung, pension and health claim obligations.  Actual results could differ from these estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and cash flows for all periods presented.

 Cash and Cash Equivalents and Restricted Cash and Short Term Investments

Cash and cash equivalents and restricted cash and short term investments are stated at cost. Cash equivalents consist of highly-liquid investments with an original maturity of three months or less when purchased.  Restricted cash and short term investments consist of cash, cash equivalents and investments in bonds and certificates of deposit.  The Company intends to hold all investments held as restricted cash until maturity.  The restricted cash and short term investments are maintained in collateral accounts which provide the Company additional capacity under the Revolver to support its outstanding letters of credit (note 2) and to support the issuance of surety bonds.

Property, Plant, and Equipment, net

Property, plant and equipment are as follows (in thousands):

	March 31,	December 31,
	2013	2012
Property, plant, and equipment, at cost:
Land	$10,112	10,112
Mineral rights	614,672	614,672
Buildings, machinery and equipment	658,606	652,565
Mine development costs	61,969	60,314
Total property, plant, and equipment	1,345,359	1,337,663
Less accumulated depreciation, depletion, and amortization	514,885	482,446
Property, plant and equipment, net	$830,474	855,217

Other Current Liabilities

Other current liabilities are as follows (in thousands):

	March 31,	December 31,
	2013	2012
Accrued interest and bank fees	$13,248	7,944
Current portion of asset retirement obligation	5,726	5,989
Accrued royalties	5,385	5,639
Other	2,555	2,552
	$26,914	22,124

Recent Accounting Pronouncements

Effective January 1, 2013, the Company adopted guidance requiring disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. The disclosures require an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. In addition, for amounts that are not reclassified in their entirety out of accumulated comprehensive income into net income, a cross reference to other existing disclosures is required. The Company's adoption of this standard did not have a significant impact on its consolidated financial statements.

(2)       Long Term Debt and Interest Expense

Long-term debt is as follows (in thousands):

	March 31, 2013	December 31, 2012
2019 Senior Notes	$270,000	$270,000
2015 Convertible Senior Notes, net of discount	122,154	120,629
2018 Convertible Senior Notes, net of discount	157,656	155,778
Revolver	–	–
Total long-term debt	$549,810	$546,407

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

The 2015 Convertible Senior Notes are shown net of a $19.0 million and a $20.5 million discount as of March 31, 2013 and December 31, 2012, respectively.  The discount on the 2015 Convertible Senior Notes relates to the proceeds that were allocated to the equity component of the 2015 Convertible Senior Notes at issuance, resulting in an effective interest rate of 10.2%.  The 2015 Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 38.7913 shares of the Company’s common stock per $1,000 principal amount of the 2015 Convertible Senior Notes, representing an initial conversion price of approximately $25.78 per share of the Company’s stock.  Interest on the 2015 Convertible Senior Notes is paid semi-annually.

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

The 2018 Convertible Senior Notes are shown net of a $47.3 million and a $49.2 million discount as of March 31, 2013 and December 31, 2012, respectively.  The discount on the 2018 Convertible Senior Notes relates to the proceeds that were allocated to the equity component of the 2018 Convertible Senior Notes at issuance, resulting in an effective interest rate of 8.9%.   The 2018 Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 32.7332 shares of the Company’s common stock per $1,000 principal amount of 2018 Convertible Senior Notes, representing an initial conversion price of approximately $30.55 per share of the Company’s stock.  Interest payments on the 2018 Convertible Senior Notes are required semi-annually.

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
10

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

The Revolver provides that the Company can use the Revolver availability to issue letters of credit. The Revolver provides for a 3.5% fee on any outstanding letters of credit issued under the Revolver and a 0.5% fee on the unused portion of the Revolver. Subject to certain exceptions as provided for in the Revolver, the Company is required to make certain mandatory prepayments on outstanding loans and to cash collateralize outstanding letters of credit from certain asset sales, casualty events, incurrence of indebtedness and equity issuances and extraordinary receipts. The Revolver includes financial covenants that require the Company to maintain a minimum Fixed Charge Coverage Ratio of 1.10 to 1.00 and limit capital expenditures, each as defined by the agreement. The minimum Fixed Charge Coverage Ratio is only applicable if the sum of the Company’s unrestricted cash plus the availability under the Revolver falls below $35.0 million and would remain in effect until the sum of the Company’s unrestricted cash plus the availability under the Revolver exceeds $35.0 million for 90 consecutive days. Our actual Fixed Charge Coverage Ratio for three months ended March 31, 2012 was -1.14 to 1.00. The limit on capital expenditures is only applicable if the Company’s unrestricted cash plus the availability under the Revolver falls below $50.0 million for a period of 5 consecutive days and would remain in effect until the Company’s unrestricted cash plus the availability under the Revolver exceeds $50.0 million for 90 consecutive days. These financial covenants were not applicable for the period ended March 31, 2013, as our unrestricted cash plus the availability under the Revolver exceeded the measurement thresholds.

As of March 31, 2013, the Company had used $63.4 million of the $72.7 million then available under the Revolver to secure outstanding letters of credit.  As of March 31, 2013, the Company had $28.1 million of cash in a restricted cash collateral account to ensure that the Company has adequate capacity under the Revolver to support its outstanding letters of credit.

Interest Expense and Other

During the three months ended March 31, 2013, the Company made cash interest payments of $3.2 million. During the three months ended March 31, 2012, the Company made cash interest payments of $3.6 million.

The Company was in compliance with all of the financial covenants under its outstanding debt instruments as of March 31, 2013.

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

(3)       Equity

Equity Based Compensation

The following is a summary of equity based compensation expense (in thousands):

	Three months ended
	March 31,
	2013	2012
Restricted stock	$1,142	1,273
Stock options	57	75
Stock based compensation	$1,199	1,348

The following is a summary of activity related to restricted stock and stock option awards:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
	Number of	Fair Value	Number of	Exercise
	Shares	at Issue	Shares	Price
December 31, 2012	979,846	$14.89	311,000	$16.11
Granted	–	–	–	–
Vested/Exercised	(1,668)	5.36	–	–
Canceled	(8,467)	15.26	–	–
March 31, 2013	969,711	14.88	311,000	16.11

(4)       Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $63.4 million as of March 31, 2013, to guarantee performance under certain contractual arrangements.  The letters of credit have been issued under the Revolver (note 2).

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(5)       Accumulated Other Comprehensive Loss

The following is a summary of the changes in accumulated other comprehensive loss by component (in thousands):

	Defined
	Benefit	Pneumoconiosis
	Plans	Benefits	Total
Balance at January 1, 2012	$(31,304)	(16,071)	(47,375)
Other comprehensive income before reclassifications	–	–	–
Amounts reclassified from accumulated other comprehensive income (a)	836	386	1,222
Net current period other comprehensive income	836	386	1,222
Balance at March 31, 2012	$(30,468)	(15,685)	(46,153)

Balance at January 1, 2013	$(37,511)	(17,922)	(55,433)
Other comprehensive income before reclassifications	–	–	–
Amounts reclassified from accumulated other comprehensive income (a)	1,019	537	1,556
Net current period other comprehensive income	1,019	537	1,556
Balance at March 31, 2013	$(36,492)	(17,385)	(53,877)

(a) The accumulated other comprehensive components for defined benefit plans and pneumoconiosis benefits are net actuarial losses which are included in the computation of net periodic benefit costs. See notes 7 and 8 for additional details.

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Basic loss per common share:
Net loss	$(42,116)	(15,659)
Income (loss) allocated to participating securities	–	–
Net loss available to common shareholders	$(42,116)	(15,659)
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	34,887	34,706
Dilutive effect of unvested restricted stock (participating securities)	–	–
Dilutive effect of stock options	–	–
Diluted number of common shares and common equivalent shares outstanding	34,887	34,706
Basic loss per common share	$(1.21)	(0.45)
Diluted net loss per common share:
Net loss	$(42,116)	(15,659)
Income (loss) allocated to participating securities	–	–
Net loss available to potential common shareholders	$(42,116)	(15,659)
Diluted loss per common share	$(1.21)	(0.45)

For periods in which there was a loss, the Company excludes from its diluted loss per common share calculation options to purchase shares and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per common share.   The excluded instruments would have increased the diluted weighted average number of common and common equivalent shares outstanding by approximately 1.0 million and 1.1 million for the three months ended March 31, 2013 and 2012, respectively.  In addition, in periods of net losses, the Company has not allocated any portion of such losses to participating securities holders for its basic loss per common share calculation as such participating securities holders are not contractually obligated to fund such losses.

The Company’s 2015 and 2018 Convertible Senior Notes are convertible at the option of the holders upon the occurrence of certain events (note 2).  As of March 31, 2013, none of the convertible senior notes had reached the specified thresholds for conversion.

(7)       Pension Expense

The Company has in place a defined benefit pension plan under which all benefits were frozen in 2007.  The components of net periodic benefit cost are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2013	2012
Interest cost	$912	885
Expected return on plan assets	(1,167)	(1,049)
Recognized net actuarial loss	1,019	836
Net periodic cost	$764	672

(8)       Pneumoconiosis (Black Lung) Benefits

The components of net periodic benefit costs for black lung benefits are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2013	2012
Service cost	$519	639
Interest cost	617	612
Amortization of actuarial losses	537	386
Net periodic benefit cost	$1,673	1,637

(9)       Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information. As of March 31, 2013 and December 31, 2012, except for long-term debt obligations, the carrying amounts of all financial instruments approximate their fair values due to their short maturities.

The carrying values and fair values of our long-term debt are as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Senior Notes	$270,000	$132,300	$270,000	$160,650
2015 Convertible Senior Notes (excludes discount)	141,170	41,645	141,170	60,703
2018 Convertible Senior Notes (excludes discount)	204,970	45,093	204,970	67,640

The fair value of our senior notes and convertible senior notes are based on available market data at the date presented. The carrying value of the convertible senior notes reflected in long-term debt in the table above reflects the full face amount and has been adjusted in the Condensed Consolidated Balance Sheets for a discount related to the convertible feature (note 2).

(10)      Segment Information

The Company has two segments based on the coal basins in which the Company operates. These basins are located in Central Appalachia (CAPP) and in the Midwest (Midwest). The Company’s CAPP operations are located in eastern Kentucky and southern West Virginia.  The Company’s Midwest operations are located in southern Indiana.  The Company manages its coal sales by coal basin, not by individual mine complex.  Mine operations are evaluated based on their per-ton operating costs. Operating segment information is shown below (in thousands).

	Three Months Ended
	March 31,
	2013	2012
Total revenues
CAPP	$167,377	276,084
Midwest	25,928	25,901
Corporate	–	–
Total	$193,305	301,985

Depreciation, depletion and amortization
CAPP	$24,555	26,493
Midwest	3,969	3,614
Corporate	13	13
Total	$28,537	30,120

Total operating income (loss)
CAPP	$(23,551)	5,056
Midwest	(319)	(2,525)
Corporate	(6,084)	(5,343)
Total	$(29,954)	(2,812)

Net earnings (loss) (1)
CAPP	$(23,551)	5,056
Midwest	(319)	(2,525)
Corporate	(18,246)	(18,190)
Total	$(42,116)	(15,659)

(1) Income and expense items that are not included in operating income (loss) are not allocated to the segments.

	March 31,	December 31,
	2013	2012
Total Assets
CAPP	$1,051,224	1,102,496
Midwest	96,965	96,866
Corporate	11,827	4,759
Total	$1,160,016	1,204,121

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included elsewhere in this filing and the Company’s annual report on Form 10-K for the year ended December 31, 2012. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of numerous factors, including the risks discussed in “Risk Factors” in this filing. For more on forward looking statements, see the section entitled “Forward Looking Information” at the beginning of this report.

Overview

We mine, process and sell thermal and metallurgical coal through eight active mining complexes located throughout eastern Kentucky, southern West Virginia and southern Indiana. We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)).  We derived 38% of our total revenues in the three months ended March 31, 2013 from coal sales to electric utility customers and the remaining 62% from coal sales (including metallurgical coal) to industrial and other customers. For the three months ended March 31, 2013, our mines produced 2.2 million tons of coal (including less than 0.1 million tons of contract coal) and we purchased another 0.5 million tons for resale. Of the 2.2 million tons produced from Company mines, approximately 66% came from underground mines, while the remaining 34% came from surface mines. In the three months ended March 31, 2013, we generated total revenues of $193.3 million and had a net loss of $42.1 million.

CAPP Segment

In Central Appalachia, our thermal coal sales are primarily to customers in the southern portion of the South Atlantic region of the United States.  The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware. Our metallurgical coal is sold primarily to steel companies in North America, South America, Europe, Asia and Africa. Approximately 45% of our total revenues in the CAPP segment in the three months ended March 31, 2013 were derived from sales made outside the United States. Our customer base includes customers in Brazil, Canada, Egypt, France, Germany, India and the United Kingdom.  In the three months ended March 31, 2013, our CAPP mines produced 1.6 million tons of coal (including less than 0.1 million tons of contract coal) and we purchased another 0.5 million tons for resale. Of the 1.6 million tons produced from CAPP company mines, 80% came from Company operated underground mines. In the three months ended March 31, 2013, we shipped 1.8 million tons of coal and generated coal sale revenues of $150.2 million from our CAPP segment. For the three months ended March 31, 2013, Georgia Power, ThyssenKrupp Steel and Steel Authority of India Limited were our largest customers, representing approximately 13%, 13%, and 10% of our total revenues, respectively. No other CAPP customer accounted for more than 10% of our total revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the three months ended March 31, 2013, our Midwest mines produced approximately 0.6 million tons of coal. Of the Midwest tons produced, 71% came from Company operated surface mines. In the three months ended March 31, 2013, we shipped 0.6 million tons of coal and generated coal sale revenues of $25.8 million from our Midwest segment. No Midwest customer accounted for more than 10% of our total revenues.

Results of Operations

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Revenues

The following tables show volume and revenue information by segment (in thousands, except per ton amounts).

	Three Months Ended
	March 31,
	2013	2012	Change
Volume shipped (tons)
CAPP tons
Steam	1,096	1,764	-38%
Metallurgical	744	728	2%
Total CAPP tons	1,840	2,492	-26%
Midwest steam tons	577	559	3%
Total volume shipped	2,417	3,051	-21%

	Three Months Ended March 31,
	2013		2012		Change
Revenues	Total	Per Ton	Total	Per Ton	Total
Coal sales revenue
CAPP steam	$82,213	75.01	151,866	86.09	-46%
CAPP metallurgical	67,968	91.35	103,174	141.72	-34%
Total CAPP coal sales revenue	150,181	81.62	255,040	102.34	-41%
Midwest steam	25,752	44.63	24,723	44.23	4%
Total coal sales revenue	175,933	72.79	279,763	91.70	-37%
Freight and handling revenue
CAPP	17,196	9.35	21,044	8.44	-18%
Midwest steam	176	0.31	1,178	2.11	-85%
Total freight and handling revenue	17,372	7.19	22,222	7.28	-22%
Total revenue	193,305	79.98	301,985	98.98	-36%

Total tons shipped during the three months ended March 31, 2013 were 2.4 million, a 21% decrease as compared to 2012.   The decrease was primarily due to a reduction in tons of steam coal shipped in the CAPP region attributed to lower demand. Coal sales revenue in the CAPP region decreased by 41% during the three months ended March 31, 2013, as compared to 2012. This decrease was made up of a 46% decrease in the average sales price of CAPP steam coal and a 34% decrease in the average sales price of CAPP metallurgical coal. This decrease in the average sales was due to a drop in demand for both CAPP steam and metallurgical coal as well as the completion of certain higher priced steam contracts in 2012. Coal sales revenue in the Midwest was $44.63 per ton for the three months ended March 31, 2013, a 4% increase as compared to 2012.

Freight and handling revenue consists of shipping and handling costs invoiced to coal customers and paid to third-party carriers. These revenues are directly offset by freight and handling costs.

Operating and Other Costs

The following tables show selected costs in total and by segment (in thousands, except per ton amounts).

	Three Months Ended March 31,
	2013		2012		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	2,417	3,051
Cost of coal sold	$163,383	67.60	236,889	77.64	-31%
Freight and handling costs	17,372	7.19	22,222	7.28	-22%
Depreciation, depletion and amortization	28,537	11.81	30,120	9.87	-5%
Selling, general and administrative	13,967	5.78	15,566	5.10	-10%
Interest expense	12,510	5.18	13,385	4.39	-7%

	Three months ended March 31,
	2013			2012
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$141,591	21,792	–	213,829	23,060	–
Per ton	76.95	37.77	–	85.81	41.25	–

Freight and handling costs	17,196	176	–	21,044	1,178	–
Per ton	9.35	0.31	–	8.44	2.11	–

Depreciation, depletion and amortization	24,555	3,969	13	26,493	3,614	13
Per ton	13.35	6.88	–	10.63	6.47	–

Cost of Coal Sold

For the three months ended March 31, the cost of coal sold, excluding depreciation, depletion and amortization, decreased from $236.9 million in 2012 to $163.4 million in 2013.

Our cost per ton of coal sold in the CAPP region decreased from $85.81 per ton in the 2012 period to $76.95 per ton in the 2013 period.  Overall, there was a decrease in the cost per ton of our steam and metallurgical coal operations for the three months ended March 31, 2013 as compared to the 2012 period. Our steam coal operations were responsible for 64% and 74% of our total production in the 2013 period and 2012 period, respectively. Our steam coal operations’ costs decreased $0.78 per ton in the 2013 period as compared to the 2012 period. Our metallurgical coal operations were responsible for 36% and 26% of total production in the 2013 period and 2012 period, respectively. Our metallurgical coal operations’ costs decreased $36.88 per ton as compared to the prior period. This decrease was due to a 43% decrease in the price of purchased coal in 2013 as compared to 2012 and a 54% increase in the number of tons purchased in 2013 as compared to 2012. Our mining costs continue to be impacted by lower productivity due to increased federal and state regulatory scrutiny, a decrease in tons produced in response to market conditions and an increase in commodity prices.  For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest decreased $3.48 to $37.77 per ton in the 2013 period as compared to the 2012 period.  The major component of this decrease is a reduction in variable costs of $3.99 per ton. The decrease in the variable costs per ton was primarily due to a decrease in fuel costs and machine parts and repairs costs.

Freight and handling costs

Freight and handling costs decreased primarily due to lower freight costs on export coal in the 2013 period as compared to the 2012 period.

Depreciation, depletion and amortization

For the three months ended March 31, depreciation, depletion and amortization decreased from $30.1 million in the 2012 period to $28.5 million in the 2013 period.  In the CAPP region, depreciation, depletion and amortization decreased $1.9 million to $24.6 million. This was primarily due to lower amortization on mineral rights due to a decrease in production. In the Midwest, depreciation, depletion and amortization increased $0.4 million to $4.0 million in the 2013 period as compared to 2012.

Selling, general and administrative

For the three months ended March 31, selling, general and administrative expenses decreased from $15.6 million in the 2012 period to $14.0 million in the 2013 period. The decrease includes a $1.5 million decrease in engineering and legal expenses.

Interest Expense

For the three months ended March 31, 2013 and 2012, interest expense was $12.5 million and $13.4 million, respectively. Interest expense for the three months ended March 31, 2013 and 2012 includes $4.0 million and $4.3 million, respectively, related to the amortization of debt discounts and debt issuance costs.

Income Taxes

Our effective tax rate for the three months ended March 31, 2013 was 0.2% and our effective tax rate for the three months ended March 31, 2012 was (0.1)%.

For the three months ended March 31, 2013 and 2012, our effective income tax rate was impacted primarily by the amount of the valuation allowance recorded.   The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.” As of March 31, 2013, we had a $101.7 million valuation allowance against gross deferred tax assets.

Liquidity and Capital Resources

The following chart reflects the components of our debt (in thousands):

	March 31, 2013	December 31, 2012
2019 Senior Notes	$270,000	$270,000
2015 Convertible Senior Notes, net of discount	122,154	120,629
2018 Convertible Senior Notes, net of discount	157,656	155,778
Revolver	–	–
Total long-term debt	$549,810	$546,407

2019 Senior Notes, 2018 Convertible Senior Notes and 2015 Convertible Senior Notes

There have been no changes to the terms of our 2019 Senior Notes, 2018 Convertible Senior Notes or 2015 Convertible Senior Notes during 2013.  See Item 1 of Part I, “Financial Statements — Note 2 — Long Term Debt and Interest Expense” for a description of our 2019 Senior Notes, 2018 Convertible Senior Notes and 2015 Convertible Senior Notes.

Revolving Credit Agreement

There have been no changes to the terms of our Revolver under our Revolving Credit Agreement during 2013.  See Item 1 of Part I, “Financial Statements — Note 2 — Long Term Debt and Interest Expense” for a description of our Revolving Credit Agreement.

As of March 31, 2013, we had used $63.4 million of the $72.7 million then available under the Revolver to secure outstanding letters of credit.

We were in compliance with all of the financial covenants under our outstanding debt instruments as of March 31, 2013.  We cannot assure you that we will remain in compliance in subsequent periods.  If necessary, we will consider seeking a waiver or other alternatives to remain in compliance with the covenants.  For more detail regarding the covenants under the Facilities, see Part II - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.”

Liquidity

As of March 31, 2013, we had total liquidity of approximately $107.2 million, consisting of $9.3 million of unused borrowing capacity under the Revolver and $97.9 million of cash and cash equivalents (excluding restricted cash and short term investments).  As of March 31, 2013, we had used $63.4 million of the availability under the Revolver to secure outstanding letters of credit.

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

We currently project that in 2013 our capital expenditures will be approximately $70 million, cash interest on our long term debt to be approximately $34 million and fees under our Revolver for letters of credit will total approximately $4 million. We expect that such expenditures will exceed cash generated by operations and will need to be funded through cash on hand. We expect that cash on hand will be sufficient throughout 2013 to meet our debt covenants even assuming such use of cash. However, our cash position beyond 2013 will depend on numerous factors such as the market for our coal, capital expenditures and commodity costs and, absent improvements to current market conditions, we would likely need to secure additional sources of liquidity to meet our cash requirements. Our ongoing ability to satisfy working capital requirements and debt service obligations (including refinancing debt that matures in 2015), or fund planned capital expenditures, will substantially depend upon our future operating performance, debt covenants, and financial, market, business and other factors, some of which are beyond our control.

In the event that the sources of cash described above are not sufficient to meet our future cash requirements, we will need to reduce certain planned expenditures, seek additional financing, or both. We may seek to raise funds or reduce debt through additional debt financing or the issuance of additional equity securities. If such actions are not sufficient, we may need to limit our growth, sell assets or reduce or curtail some of our operations to levels consistent with the constraints imposed by our available cash flow, or any combination of these options. Our ability to seek additional debt or equity financing may be limited by our existing and any future financing arrangements, economic and financial conditions, or all three. In particular, our existing 2019 Senior Notes, 2015 Convertible Senior Notes, 2018 Convertible Senior Notes and Revolver restrict our ability to incur additional indebtedness. We cannot provide assurance that any reductions in our planned expenditures or in our expansion would be sufficient to cover shortfalls in available cash or that asset sales or additional debt or equity financing would be available on terms acceptable to us, if at all.

Net cash from operating activities reflects net income (loss) adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash (used in) provided by operating activities was ($21.8) million and $(8.0) million for the three months ended March 31, 2013 and 2012, respectively. We had a net loss of $42.1 million in the three months ended March 31, 2013 as compared to net loss of $15.7 million in the three months ended March 31, 2012. In reconciling our net loss to cash provided by operating activities, $34.9 million was added for non cash charges during 2013, as compared to $36.9 million added during 2012.  During 2013, our net loss, as adjusted for non cash charges, was decreased by $14.6 million as a result of changes in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2013 included a $21.7 million increase in inventories, a $16.3 million decrease in accounts payable and a $10.8 million decrease in accounts receivables. The increase in inventory is due to timing of our export shipments and planned inventory increases. During 2012, our net loss, as adjusted for non cash charges, was decreased by $29.2 million as a result of changes in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2012 included a $31.6 million decrease in accounts payable. This change in our accounts payable is primarily due to the timing of payments to vendors associated with export shipments.

Net cash used in investing activities decreased by $14.7 million to $7.7 million for the three months ended March 31, 2013 as compared to the same period in 2012 and consisted primarily of capital expenditures. Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations. Additionally, during the three months ended March 31, 2013 and 2012, our capital expenditures included approximately $1.8 million and $2.1 million, respectively, for safety mandates and new mine and infrastructure development.

We had no financing activities in the three months ended March 31, 2013 and 2012.

Reserves

Marshall Miller & Associates, Inc (MM&A) prepared a detailed study of our CAPP reserves as of March 31, 2004 based on all of our geologic information, including our updated drilling and mining data.  MM&A also prepared a detailed study as of December 31, 2010 for the reserves obtained in the International Resource Partners LP (IRP) Acquisition (which was based in part on previous evaluations of the properties).  For our Midwest reserves, MM&A prepared a detailed study as of February 1, 2005 for the reserves obtained in the acquisition of Triad Mining, Inc. and as of April 11, 2006 for certain additional reserves acquired in the second quarter of 2006 in the Midwest.  The MM&A studies were planned and performed to obtain reasonable assurance of the subject demonstrated reserves.  In connection with the studies, MM&A prepared reserve maps and had certified professional geologists develop estimates based on data supplied by us, Triad and IRP using standards accepted by government and industry.  We have used MM&A’s March 31, 2004 study of the CAPP reserves and the December 31, 2010 study of the reserves acquired from IRP as the basis for our current internal estimate of our CAPP reserves and MM&A’s February 1, 2005 and April 11, 2006 studies as the basis for our current internal estimate of our Midwest reserves.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through March 31, 2013, we estimate that, as of March 31, 2013, we controlled approximately 305.3 million tons of proven and probable coal reserves in the CAPP region and 41.4 million tons in the Midwest region. The following table provides additional information regarding changes to our reserves for the three months ended March 31, 2013 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2012 (1)	299.7	42.0	341.7
Coal Extracted	(1.6)	(0.6)	(2.2)
Acquisitions (2)	7.2	–	7.2
Adjustments (3)	0.3	–	0.3
Divesture (4)	(0.3)	–	(0.3)
Proven and Probable Reserves, as of March 31, 2013 (1)	305.3	41.4	346.7

1)	Calculated in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A. Proven reserves have the highest degree of geologic assurance and are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves have a moderate degree of geologic assurance and are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. This reserve information reflects recoverable tonnage on an as-received basis with 5.5% moisture.

2)	Represents estimated reserves on leases entered into or properties acquired during the relevant period. We calculated the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A.

3)	Represents changes in reserves due to additional information obtained from exploration activities, production activities or discovery of new geologic information. We calculated the adjustments to the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A.

4)	Represents changes in reserves due to expired or transferred leases.

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

Trends and Uncertainties In Our Business

Coal prices and demand are showing signs of improvement but continue to suffer from a mixture of the global economic slowdown, lower natural gas prices and increased government regulation.

Historically low natural gas prices have increased natural gas’ share of domestic electricity production to the detriment of coal. Low natural gas prices have resulted from production of natural gas from non-traditional shale sources. This sudden increase in natural gas supplies led to lower natural gas prices and caused utilities to switch from coal to natural gas for electricity generation. In recent months, however, natural gas prices have increased to the point where coal is, or nearly is, economically competitive with natural gas for power generation. Natural gas prices bottomed in April 2012 at $1.95 per MMBtu and have steadily increased so that Henry Hub natural gas futures contracts are trading in excess of $4.00 per MMBtu for delivery in 2013 and 2014. The U.S. Energy Information Administration (the “EIA”) forecasts that rising natural gas prices should lead to a 7.8% increase in coal’s share of electricity generation in 2013.

Although natural gas prices are higher and U.S. coal producers have significantly cut production – the EIA reports that in the first quarter of 2013, U.S. coal production is down 22.7 million short tons from the same period in 2012 – high coal inventories at utilities will continue to dampen new demand and price increases for coal.

In 2012, the U.S. exported a record 126 million short tons of coal. The EIA forecasts that the U.S. will export 107 million short tons in 2013, although down from 2012, still historically high. The Central Appalachia region, which accounts for all of our shipments to international markets, has been the primary beneficiary of the export market, largely due to Central Appalachia’s production of metallurgical coal.

Export metallurgical coal prices are generally tied to price negotiations between Australian suppliers and Asian purchasers and are set quarterly. The most recent quarterly price settlement increased over the prior quarter, however, U.S. coals typically trade at a discount on the seaborne market and generally did not receive the full benefit of the price increase achieved by Australian suppliers. While we anticipate that the demand for metallurgical coal will strengthen in the future, recent uncertainty in Europe (the largest regional importer of U.S. coal) and slowing economies in China, India and Brazil have reduced near-term pricing and demand.

We continue to closely manage coal production through this difficult market. Since late 2012, we have idled 3 million tons of production capacity in Central Appalachia, reduced our workforce and reduced work schedules. So far, these steps have had a significant, positive impact on our productivity and costs.

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At March 31, 2013, we had $143.4 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $99.3 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $3.8 million. Surety bond costs have increased over time and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use cash collateral accounts and bank letters of credit to secure our obligations for post-mining reclamation, workers’ compensation programs, various insurance contracts and other obligations. As of March 31, 2013, we had $63.4 million of letters of credit outstanding.  The letters of credit are issued under our Revolver.

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

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 2.8% at December 31, 2012.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 2.8% to 2.3%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $2.7 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of March 31, 2013 was $77.4 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 3.9% at December 31, 2012. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate by 0.5% to 3.4%, all other things being equal, the present value of our black lung obligation would increase by approximately $5.2 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of March 31, 2013 was $65.8 million.

Defined Benefit Pension

We have in place a non-contributory defined benefit pension plan under which all benefits were frozen in 2007.  The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments with comparable maturities. At December 31, 2012, the discount rate used to determine the obligation was 3.8%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 3.8% to 3.3%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $7.4 million.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the period ended December 31, 2012. Significant changes to these rates would introduce volatility to our pension expense.  Our accrued pension obligation as of March 31, 2013 was $34.3 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our asset retirement obligation liabilities consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. US GAAP requires that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is our estimate of our credit adjusted risk free rate. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under US GAAP, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. US GAAP recognizes that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of March 31, 2013 was $105.8 million.

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

We have a valuation allowance of $101.7 million against our gross deferred tax assets as of March 31, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2013, all $549.8 million of our outstanding debt has a fixed interest rate and is not sensitive to changes in the general level of interest rates.  Our Revolver has floating interest rates based on our option of either the base rate or LIBOR rate.  As of March 31, 2013, we had no borrowings outstanding under the Revolver.  We currently do not use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver.

We manage our commodity price risk through the use of long-term coal supply agreements, rather than through the use of derivative instruments.  As of April 30, 2013, our commitments for 2013 and 2014 follow.

	2013		2014
(Tons in millions)	Tons	Price	Tons	Price
Central Appalachia
Committed, priced	5,870	81.05	300	75.75
Committed, unpriced	264	N/A	–	–
Midwest
Committed, priced	2,544	45.04	900	47.64

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived 38% of our total revenues for the three months ended March 31, 2013 and 44% of our total revenues in 2012, from our electric utility customers.  Our remaining revenue was from industrial and other customers, including those in the steel industry.

We compete with coal producers in the United States and overseas for domestic and international sales. Demand for our coal and the prices that we will be able to obtain primarily will depend upon coal consumption patterns of the electric utility industry and the worldwide steel industry. Consumption by the utility industry is affected by the demand for electricity, environmental and other governmental regulations, technological developments and the price of competing coal and alternative fuel supplies including, natural gas, nuclear, oil and renewable energy sources, including hydroelectric power. In particular, coal fired electrical generation faces strong competition from natural gas as historically low natural gas prices have dramatically increased natural gas’ share of electrical generation. Gas-fired electrical generation has the potential to continue displacing coal-fired electrical generation due in part to increased natural gas supply from shale formations resulting in lower natural gas prices and environmental regulations that tend to favor natural gas over coal.

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

In past years, the major eastern railroads (CSX and Norfolk Southern) have experienced periods of increased overall rail traffic due to an expanding economy and shortages of both equipment and personnel.  Future increases in traffic could impact our ability to obtain the necessary rail cars to deliver coal to our customers and have an adverse impact on our financial results.

Shortages or increased costs of skilled labor in the coal regions in which we operate may hamper our ability to achieve high labor productivity and competitive costs.

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

Global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity, especially the emissions of greenhouse gases (“GHG”), such as carbon dioxide (“CO2”) and methane. Combustion of fossil fuels, such as the coal we produce, results in the creation of CO2 that is currently emitted into the atmosphere by coal end users, such as coal-fired electric generation power plants. Our underground mines emit methane, which must be expelled for safety reasons.

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

The Clean Air Act also imposes standards on sources of hazardous air pollutants. The EPA’s Utility MATS rule, if enacted into law, would impose stringent acid gases, mercury and particulate matter emission limits on coal- and oil-fired electric utility steam generating units.  The EPA’s Industrial Boiler MATS rule limits emissions from industrial boilers, including those fueled by coal. These standards and future standards could have the effect of decreasing demand for coal. So-called multi-pollutant bills, which could regulate additional air pollutants, have been proposed by various members of Congress. If such initiatives are enacted into law, power plant operators could choose other fuel sources to meet their requirements, reducing the demand for coal.

On August 8, 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR), which sets new power plant emission levels and could cause power plant operators to choose fuel sources other than coal. A Texas utility filed suit against the EPA contesting the legality of CSAPR. On August 21, 2012 the United States Court of Appeals for the District of Columbia ruled against the EPA and invalidated CSAPR, finding that the EPA had exceeded its statutory authority. On October 5, 2012, the EPA filed for rehearing of the case, which was denied by the Court of Appeals. On March 29, 2013, the EPA petitioned the U.S. Supreme Court to review the Court of Appeals’ decision. The U.S. Supreme Court has not yet decided whether to hear the case. The impact of CSAPR will depend on the final outcome of legal challenges and cannot be determined at this time.

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

In 2009, the EPA announced publicly that it will exercise its statutory right to more actively review Section 404 permitting actions by the COE. In the third quarter of 2009, the EPA announced that it would further review 79 surface mining permit applications, including four of our permits. These 79 permits were identified as likely to impact water quality and therefore required additional review under the Clean Water Act. We abandoned three of our permits and the fourth was issued to us in July 2012. On October 17, 2012 two environmental groups filed suit against the COE in the U.S. District Court for the Western District of Kentucky claiming that the COE unlawfully issued the Section 404 permit to us because the COE failed to perform an Environmental Impact Statement and failed to consider alleged adverse effects on human health and welfare from surface coal mines before issuing the Section 404 permit. The Section 404 permit and the outcome of this case, which cannot be determined at this time, are not material to our operations.

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

For discussion related to the Clean Water Act, see Item 1 “Business – Environmental and Other Regulatory Matters” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

We experienced operating losses in 2011 and 2012, which have continued into the first quarter of 2013. We must continue to carefully manage our business, including the management of our contracts and our production costs. Although we seek to balance the open portion of our contracts to achieve optimal revenues over the long term, the market price of coal is affected by many factors that are outside of our control. We have experienced an increase in production costs in recent years. Our profitability in the future will be impacted by the price levels that we achieve on future long term contracts. Accordingly, we cannot assure you that we will be able to achieve profitability in the future.

The level of our indebtedness could adversely affect our financial condition and results of operations.

Our total consolidated long-term debt as of March 31, 2013 was $549.8 million (net of discounts on our convertible notes of $66.3 million).  Our level of indebtedness could result in the following:

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

We currently project that in 2013 our capital expenditures will be approximately $70 million, cash interest on our long term debt to be approximately $34 million and fees under our Revolver for letters of credit will total approximately $4 million. We expect that such expenditures will exceed cash generated by operations and will need to be funded through cash on hand. We expect that cash on hand will be sufficient throughout 2013 to meet our debt covenants even assuming such use of cash. However, our cash position beyond 2013 will depend on numerous factors such as the market for our coal, capital expenditures and commodity costs and, absent improvements to current market conditions, we would likely need to secure additional sources of liquidity to meet our cash requirements. Our ongoing ability to satisfy working capital requirements and debt service obligations (including refinancing debt that matures in 2015), or fund planned capital expenditures, will substantially depend upon our future operating performance, debt covenants, and financial, market, business and other factors, some of which are beyond our control.

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

For the three months ended March 31, 2013, Georgia Power, ThyssenKrupp Steel and Steel Authority of India Limited were our largest customers, representing approximately 13%, 13%, and 10% of our total revenues, respectively. We could be materially adversely affected to the extent that we are unable to replace these expiring coal supply agreements with agreements providing similar profit margins.

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

The operating profit we realize from coal sold under supply agreements depends on a variety of factors. In addition, price adjustments and other provisions may increase our exposure to short term coal price volatility provided by those contracts.

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

Our customers and our vendors could require us to provide performance assurances if we experience a material adverse change or if they believe our creditworthiness has become unsatisfactory. Performance assurances are generally provided by the posting of a letter of credit, prepayment, cash collateral, other security, or a guaranty from a creditworthy guarantor. As of March 31, 2013, some electric utilities have required certain of our subsidiaries to post deposits or make twice-monthly payments. None of our customers have requested that we provide performance assurances. If we are required to post additional performance assurances on some or all of our contracts, there could be a material adverse impact on our cash flows, results of operations or financial condition.

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

In the past, the U.S. Department of Labor, Mine Safety and Health Administration (MSHA) would notify a mine that a potential pattern of violations may exist based upon an initial statistical screening of violation history and pattern criteria review by MSHA. As of March 25, 2013, MSHA is no longer required to give the mine operator advanced warning that it could fall into pattern of violation (POV) status. The burden is now on the mine operator to monitor its safety performance on MSHA’s website. If we determine that a mine is close to falling into POV status, we will conduct a comprehensive review of the operation and prepare and submit to MSHA a revised plan designed to enhance employee safety at the mine through better education, training, mining practices, and safety management. The failure to remediate a situation that could possibly result in a POV designation at a mine could have a significant impact on our operations, including the permanent or temporary closure of our mines.

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

The geological characteristics of coal reserves in Central Appalachia, such as depth of overburden and coal seam thickness, make them complex and costly to mine. As mines become depleted, replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. In addition, as compared to mines in other regions, permitting, licensing and other environmental and regulatory requirements in Central Appalachia are more costly and time consuming to satisfy. These factors could materially adversely affect the mining operations and cost structures of, and customers’ ability to use coal produced by, operators in Central Appalachia, including us.

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

In addition to coal we produce from our Company-operated mines, we have mines that typically are operated by independent contract mine operators, and we purchase coal from third parties for resale. For 2013, we anticipate approximately 20% of our total production will come from mines operated by independent contract mine operators and from third party purchased coal sources. Operational difficulties, changes in demand for contract mine operators from our competitors and other factors beyond our control could affect the availability, pricing and quality of coal produced for us by independent contract mine operators. Disruptions in supply, increases in prices paid for coal produced by independent contract mine operators or purchased from third parties, or the availability of more lucrative direct sales opportunities for our purchased coal sources could increase our costs or lower our volumes, either of which could negatively affect our profitability.

Our operations could be adversely affected if we are unable to obtain required surety bonds.

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. Certain insurance companies have informed us, along with other participants in the coal industry, that they no longer will provide surety bonds for workers’ compensation and other post-employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit, cash collateral or other assurances of payment. However, letters of credit can be significantly more costly to us than surety bonds. The issuance of letters of credit under our Revolver also reduces amounts that we can borrow under our Revolver. If we are unable to secure surety bonds for these obligations in the future, and are forced to secure letters of credit indefinitely, our profitability may be negatively affected. On May 1, 2012, the Federal Office of Surface Mining Reclamation notified the Commonwealth of Kentucky that it believes Kentucky’s bonding program was insufficient. In response, the Commonwealth of Kentucky raised bonding amounts and created a bond pool that will be funded by coal producers. The bond pool will be used to cover reclamation if a forfeited bond is insufficient to reclaim a permit. Coal operators may opt out of the bond pool but are responsible for the full cost of bonding. The Federal Office of Surface Mining Reclamation has not yet approved Kentucky’s new plan and additional changes may be necessary to receive federal approval.

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

The Consolidated Fixed Charge Coverage Ratio covenant under our Revolver is only applicable if the sum of our unrestricted cash plus our availability under our Revolver falls below $35 million and would remain in effect until the sum of our unrestricted cash and availability under our Revolver exceeds $35 million for 90 consecutive days. If measured, we do not project that our actual Consolidated Fixed Charge Ratio during 2013 would meet the minimum Consolidated Fixed Charge Coverage Ratio required by the Revolver of 1.10 to 1.00. Our Revolver limits the capital expenditures that we may make or agree to make in any fiscal year, but such limitation only will apply if the sum of our unrestricted cash plus our availability under our Revolver falls below $50 million for a period of 5 consecutive days and would remain in effect until the sum of our unrestricted cash and availability under our Revolver exceeds $50 million for 90 consecutive days. As of March 31, 2013, our unrestricted cash was $97.9 million and the unused availability under our Revolver was $9.3 million.

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

May 2, 2013

