Form 10-Q
period 2013-06-30
James River Coal CO
filed 2013-08-09
CIK 1297720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes    ☐             No    ☒

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 26, 2013 was 36,060,869.

FORWARD-LOOKING INFORMATION

From time to time, we make certain comments and disclosures in reports and statements, including this report, or statements made by our officers, which may be forward-looking in nature. These statements are known as “forward-looking statements,” as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples include statements related to our future outlook, anticipated capital expenditures, projected cash flows and borrowings and sources of funding. We caution readers that forward-looking statements, including disclosures that use words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “intend,” “may,” “should,” “could,” “objective,” “plan,” “predict,” “project,” “target,” “will,” or their negatives and similar words or statements, are subject to certain risks, trends and uncertainties that could cause actual cash flows, results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from the expectations expressed or implied in such forward-looking statements. We have based any forward-looking statements we have made on our current expectations and assumptions about future events and circumstances that are subject to risks, uncertainties and contingencies that could cause results to differ materially from those discussed in the forward-looking statements, including, but not limited to:

•	our cash flows, results of operation or financial condition;

•	the consummation of acquisition, disposition or financing transactions and the effect thereof on our business;

•	governmental policies, regulatory actions and court decisions affecting the coal industry or our customers’ coal usage;

•	legal and administrative proceedings, settlements, investigations and claims;

•	our ability to obtain and renew permits necessary for our existing and planned operations in a timely manner;

•	environmental concerns related to coal mining and combustion and the cost and perceived benefits of alternative sources of energy;

•	inherent risks of coal mining beyond our control, including weather and geologic conditions or catastrophic weather-related damage;

•	our production capabilities;

•	availability of transportation;

•	our ability to timely obtain necessary supplies and equipment;

•	market demand for coal, electricity and steel;

•	competition including competition from alternative energy sources such as natural gas;

•	our relationships with, and other conditions affecting, our customers;

•	employee workforce factors;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	future economic or capital market conditions; and

•	our plans and objectives for future operations and expansion or consolidation.

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

2

FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,579	127,386
Trade receivables	38,687	89,816
Inventories:
Coal	54,863	26,598
Materials and supplies	16,164	16,699
Total inventories	71,027	43,297
Prepaid royalties	8,829	8,623
Other current assets	5,481	9,127
Total current assets	218,603	278,249
Property, plant, and equipment, net	811,343	855,217
Restricted cash and short term investments (note 1)	36,681	36,558
Other assets	32,090	34,097
Total assets	$1,098,717	1,204,121

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$49,514	72,861
Accrued salaries, wages, and employee benefits	11,653	10,996
Workers' compensation benefits	9,900	9,900
Black lung benefits	2,508	2,508
Accrued taxes	10,813	8,382
Other current liabilities	19,987	22,124
Total current liabilities	104,375	126,771
Long-term debt, less current maturities	447,896	546,407
Other liabilities:
Noncurrent portion of workers' compensation benefits	67,935	66,953
Noncurrent portion of black lung benefits	63,839	62,834
Pension obligations	32,872	35,325
Asset retirement obligations	100,772	99,177
Other	10,758	12,027
Total other liabilities	276,176	276,316
Total liabilities	828,447	949,494
Commitments and contingencies (note 4)
Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	–	–
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 36,065,869 and 35,866,549 shares as of June 30, 2013 and December 31, 2012	361	359
Paid-in-capital	548,305	546,289
Accumulated deficit	(226,075)	(236,588)
Accumulated other comprehensive loss	(52,321)	(55,433)
Total shareholders' equity	270,270	254,627
Total liabilities and shareholders' equity	$1,098,717	1,204,121

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Coal sales revenue	$150,525	259,628	326,458	539,391
Freight and handling revenue	9,626	17,730	26,998	39,952
Total revenue	160,151	277,358	353,456	579,343
Cost of sales:
Cost of coal sold	142,572	224,314	305,955	461,203
Freight and handling costs	9,626	17,730	26,998	39,952
Depreciation, depletion, and amortization	29,668	32,514	58,205	62,634
Total cost of sales	181,866	274,558	391,158	563,789
Gross profit (loss)	(21,715)	2,800	(37,702)	15,554
Selling, general and administrative expenses	13,690	15,266	27,657	30,832
Total operating loss	(35,405)	(12,466)	(65,359)	(15,278)
Interest expense	12,372	13,527	24,882	26,912
Interest income	(107)	(171)	(285)	(385)
Gain on debt transactions (note 2)	(101,210)	–	(101,210)	–
Miscellaneous income, net	(130)	(90)	(233)	(433)
Total other (income) expense, net	(89,075)	13,266	(76,846)	26,094
Net income (loss) before income taxes	53,670	(25,732)	11,487	(41,372)
Income tax expense	1,041	31	974	50
Net income (loss)	$52,629	(25,763)	10,513	(41,422)
Earnings (loss) per common share (note 6)
Basic earnings (loss) per common share	$1.46	(0.74)	0.29	(1.19)
Diluted earnings (loss) per common share	$1.16	(0.74)	0.29	(1.19)

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$52,629	(25,763)	10,513	(41,422)
Other comprehensive income
Amortization of pension actuarial amount	1,019	835	2,038	1,671
Amortization of black lung actuarial amount	537	386	1,074	772
Other comprehensive income	1,556	1,221	3,112	2,443
Comprehensive income (loss)	$54,185	(24,542)	13,625	(38,979)

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

(unaudited)

	Common stock shares	Common stock par value	Paid-in-capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
Balances, December 31, 2011	35,672	$357	541,362	(97,682)	(47,375)	396,662
Net loss	–	–	–	(138,906)	–	(138,906)
Other comprehensive loss	–	–	–	–	(8,058)	(8,058)
Issuance of restricted stock awards, net of forfeitures	288	3	(3)	–	–	–
Repurchase of shares for tax withholding	(93)	(1)	(289)	–	–	(290)
Stock based compensation	–	–	5,219	–	–	5,219
Balances, December 31, 2012	35,867	359	546,289	(236,588)	(55,433)	254,627
Net income	–	–	–	10,513	–	10,513
Other comprehensive income	–	–	–	–	3,112	3,112
Issuance of restricted stock awards, net of forfeitures	315	3	(3)	–	–	–
Repurchase of shares for tax withholding	(116)	(1)	(359)	–	–	(360)
Stock based compensation	–	–	2,378	–	–	2,378
Balances, June 30, 2013	36,066	$361	548,305	(226,075)	(52,321)	270,270

See accompanying notes to consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$10,513	(41,422)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	58,205	62,634
Accretion of asset retirement obligations	2,236	2,617
Amortization of debt discount and issue costs	7,532	8,667
Stock-based compensation	2,378	2,696
Gain on sale or disposal of property, plant and equipment	(12)	(122)
Gain on debt transactions	(101,210)	–
Changes in operating assets and liabilities:
Receivables	51,129	7,687
Inventories	(23,570)	(3,724)
Prepaid royalties and other current assets	3,440	1,730
Restricted cash	(123)	(69)
Other assets	1,731	4,417
Accounts payable	(23,347)	(33,024)
Accrued salaries, wages, and employee benefits	657	863
Accrued taxes	2,071	(2,170)
Other current liabilities	(2,312)	(4,691)
Workers' compensation benefits	982	2,379
Black lung benefits	2,079	2,514
Pension obligations	(415)	(304)
Asset retirement obligations	(582)	(96)
Other liabilities	(4)	(157)
Net cash provided by (used in) operating activities	(8,622)	10,425
Cash flows from investing activities:
Additions to property, plant, and equipment	(19,620)	(45,881)
Proceeds from sale of property, plant and equipment	19	580
Net cash used in investing activities	(19,601)	(45,301)
Cash flows from financing activities:
Debt issuance costs	(4,584)	–
Net cash used in financing activities	(4,584)	–
Decrease in cash and cash equivalents	(32,807)	(34,876)
Cash and cash equivalents at beginning of period	127,386	199,711
Cash and cash equivalents at end of period	$94,579	164,835

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

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in order to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP). Significant estimates made by management include the allowance for non-recoupable prepaid royalties, the valuation allowance for deferred tax assets, recoverability of long-lived assets, asset retirement obligations and amounts accrued related to the Company’s workers’ compensation, black lung, pension and health claim obligations.  Actual results could differ from these estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and cash flows for all periods presented.

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

Property, Plant, and Equipment, net

Property, plant and equipment are as follows (in thousands):

	June 30,	December 31,
	2013	2012
Property, plant, and equipment, at cost:
Land	$10,112	10,112
Mineral rights	613,872	614,672
Buildings, machinery and equipment	669,464	652,565
Mine development costs	60,026	60,314
Total property, plant, and equipment	1,353,474	1,337,663
Less accumulated depreciation, depletion, and amortization	542,131	482,446
Property, plant and equipment, net	$811,343	855,217

Other Current Liabilities

Other current liabilities are as follows (in thousands):

	June 30,	December 31,
	2013	2012
Accrued interest and bank fees	$7,526	7,944
Current portion of asset retirement obligation	5,814	5,989
Accrued royalties	4,053	5,639
Other	2,594	2,552
	$19,987	22,124

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

(2)	Long Term Debt and Interest Expense

Long-term debt is as follows (in thousands):

	June 30, 2013	December 31, 2012
7.875% Senior Notes due in 2019	$270,000	$270,000
10.0% Convertible Senior Notes due in 2018, net of discount	92,853	–
4.5% Convertible Senior Notes due in 2015, net of discount	44,869	120,629
3.125% Convertible Senior Notes due in 2018, net of discount	40,174	155,778
Revolver	–	–
Total long-term debt	$447,896	$546,407

7.875% Senior Notes due in 2019

In 2011, the Company issued $275.0 million of senior notes due on April 1, 2019 (the 7.875% Senior Notes).  During 2012, the Company repurchased $5.0 million principal amount of the 7.875% Senior Notes at a cost of $2.6 million, plus accrued interest of $0.1 million, in open market purchases.

The 7.875% Senior Notes are unsecured and accrue interest at 7.875% per annum.  Interest payments on the 7.875% Senior Notes are required semi-annually.   The Company may redeem the 7.875% Senior Notes, in whole or in part, at any time on or after April 1, 2015 at redemption prices ranging from 103.938% beginning April 1, 2015 to 100% beginning on April 1, 2017.  In addition, at any time prior to April 1, 2014, the Company may redeem up to 35% of the principal amount of the 7.875% Senior Notes with the net cash proceeds of a public equity offering at a redemption price of 107.875%, plus accrued and unpaid interest to the redemption date.

The 7.875% Senior Notes limit the Company’s ability, among other things, to pay cash dividends.  In addition, if a change of control occurs (as defined in the Indenture), each holder of the 7.875% Senior Notes will have the right to require the Company to repurchase all or a part of the 7.875% Senior Notes at a price equal to 101% of their principal amount, plus any accrued interest to the date of repurchase.

10.0% convertible senior notes due in 2018

In May 2013, the Company issued $123.3 million principal amount of 10.0% convertible senior notes due 2018 (the 10.0% Convertible Senior Notes) in exchange for $90.0 million principal amount of our 4.5% Convertible Senior Notes and $153.4 million principal amount of our 3.125% Convertible Senior Notes (the Private Exchange Transactions). The Private Exchange Transactions resulted in a gain of $101.2 million, which includes the write-off of $3.6 million of unamortized financing costs. The Company recorded $4.6 million of financing costs associated with the issuance of the 10.0% Convertible Senior Notes.

The 10.0% Convertible Senior Notes are shown net of a $30.4 million discount as of June 30, 2013.  The discount on the 10.0% Convertible Senior Notes is based on the fair value at the time of issuance, resulting in an effective interest rate of 17.5%.  The fair value of the 10.0% Convertible Senior Notes at issuance was determined based on market data available for the convertible notes received in the Exchange Transaction. Interest on the 10.0% Convertible Senior Notes is paid semi-annually.

The 10.0% Convertible Senior Notes are unsecured and are convertible at the option of the holder into shares of Company common stock at an initial conversion rate of 200 shares per $1,000 in original principal amount of the 10.0% Convertible Senior Notes, which is equal to an initial conversion price of $5.00 per share (the Conversion Price).

The Company can elect to convert the 10.0% Convertible Senior Notes in whole or in part at any time the weighted average price of the Company’s common stock equals or exceeds 150% of the Conversion Price then in effect for at least 20 trading days in any 30 trading day period, ending within five trading days prior to the date of the conversion notice.

4.5% Convertible Senior Notes due in 2015

In 2009, the Company issued $172.5 million of 4.5% convertible senior notes due on December 1, 2015 (the 4.5% Convertible Senior Notes).   During 2012, the Company repurchased $31.3 million principal amount of the 4.5% Convertible Senior Notes at a cost of $13.3 million, plus accrued interest of $0.4 million, in open market purchases. In May 2013, the Company issued $55.8 million principal amount of 10.0% Convertible Senior Notes in exchange for $90.0 million principal amount of the 4.5% Convertible Senior Notes in the Private Exchange Transactions. As of June 30, 2013, $51.2 million in aggregate principal amount of the 4.5% Convertible Senior Notes remained outstanding.

The 4.5% Convertible Senior Notes are shown net of a $6.3 million and a $20.5 million discount as of June 30, 2013 and December 31, 2012, respectively.  The discount on the 4.5% Convertible Senior Notes relates to the proceeds that were allocated to the equity component of the 4.5% Convertible Senior Notes at issuance, resulting in an effective interest rate of 10.2%.  The 4.5% Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 38.7913 shares of the Company’s common stock per $1,000 principal amount of the 4.5% Convertible Senior Notes, representing an initial conversion price of approximately $25.78 per share of the Company’s stock.  Interest on the 4.5% Convertible Senior Notes is paid semi-annually.

None of the 4.5% Convertible Senior Notes are currently eligible for conversion.  The 4.5% Convertible Senior Notes are convertible at the option of the holders (with the length of time the 4.5% Convertible Senior Notes are convertible being dependent upon the conversion trigger) upon the occurrence of any of the following events:

•	At any time from September 1, 2015 until December 1, 2015;
•	If the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price of the 4.5% Convertible Senior Notes in effect on the last trading day of the immediately preceding calendar quarter;
•	If the trading price of the 4.5% Convertible Senior Notes for each trading day during any five consecutive business day period, as determined following a request of a holder of Notes, was equal to or less than 97% of the “Conversion Value” of the 4.5% Convertible Senior Notes on such trading day; or
•	If the Company elects to make certain distributions to the holders of its common stock or engage in certain corporate transactions.

3.125% convertible senior notes due in 2018

In 2011, the Company issued $230.0 million of 3.125% convertible senior notes due on March 15, 2018 (the 3.125% Convertible Senior Notes).   During 2012, the Company repurchased $25.0 million principal amount of the 3.125% Convertible Senior Notes at a cost of $8.0 million, plus accrued interest of $0.3 million, in open market purchases. In May 2013, the Company issued $67.5 million principal amount of 10.0% Convertible Senior Notes in exchange for $153.4 million principal amount of the 3.125% Convertible Senior Notes in the Exchange Transaction. As of June 30, 2013, $51.6 million in aggregate principal amount of the 3.125% Convertible Senior Notes remained outstanding.

The 3.125% Convertible Senior Notes are shown net of a $11.4 million and a $49.2 million discount as of June 30, 2013 and December 31, 2012, respectively.  The discount on the 3.125% Convertible Senior Notes relates to the proceeds that were allocated to the equity component of the 3.125% Convertible Senior Notes at issuance, resulting in an effective interest rate of 8.9%.   The 3.125% Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 32.7332 shares of the Company’s common stock per $1,000 principal amount of 3.125% Convertible Senior Notes, representing an initial conversion price of approximately $30.55 per share of the Company’s stock.  Interest payments on the 3.125% Convertible Senior Notes are required semi-annually.

None of the 3.125% Convertible Senior Notes are currently eligible for conversion.  The 3.125% Convertible Senior Notes are convertible at the option of the holders (with the length of time the 3.125% Convertible Senior Notes are convertible being dependent upon the conversion trigger) upon the occurrence of any of the following events:

•	At any time from December 15, 2017 until March 15, 2018;
•	If the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price of the 3.125% Convertible Senior Notes in effect on the last trading day of the immediately preceding calendar quarter;
•	If the trading price of the 3.125% Convertible Senior Notes for each trading day during any five consecutive business day period, as determined following a request of a holder of 3.125% Convertible Senior Notes, was equal to or less than 97% of the “Conversion Value” of the Notes on such trading day; or
•	If the Company elects to make certain distributions to the holders of its common stock or engage in certain corporate transactions.

Revolving Credit Agreement

The following is a summary of the significant terms of the Company’s Revolving Credit Agreement (the Revolver).

Maturity	June 30, 2015
Interest Rate	Company’s option of Base Rate (a) plus 2.25% or LIBOR plus 3.25% per annum.
Maximum Availability	Lesser of $100.0 million or the borrowing base(b)
Periodic Principal Payments	None

(a)	Base rate is the higher of (1) the Federal Fund Rate plus 0.5%, (2) the prime rate and (3) a three month LIBOR rate plus a percentage as defined in the agreement.
(b)	The Revolver’s borrowing base is based on the sum of 90% of the Company’s eligible accounts receivable plus 65% of the eligible inventory (not to exceed $40.0 million) less reserves from time to time set by the administrative agent. The eligible accounts receivable and inventories are further adjusted as specified in the Revolver and the eligible inventory currently excludes certain inventories of our subsidiaries in West Virginia. The Company’s borrowing base can also be increased by 95% of any cash collateral that the Company maintains in a cash collateral account.

The Revolver provides that the Company can use the Revolver availability to issue letters of credit. The Revolver provides for a 3.5% fee on any outstanding letters of credit issued under the Revolver and a 0.5% fee on the unused portion of the Revolver. Subject to certain exceptions as provided for in the Revolver, the Company is required to make certain mandatory prepayments on outstanding loans and to cash collateralize outstanding letters of credit from certain asset sales, casualty events, incurrence of indebtedness and equity issuances and extraordinary receipts. The Revolver includes financial covenants that require the Company to maintain a minimum Fixed Charge Coverage Ratio of 1.10 to 1.00 and limit capital expenditures, each as defined by the agreement. The minimum Fixed Charge Coverage Ratio is only applicable if the sum of the Company’s unrestricted cash plus the availability under the Revolver falls below $35.0 million and would remain in effect until the sum of the Company’s unrestricted cash plus the availability under the Revolver exceeds $35.0 million for 90 consecutive days. Our actual Fixed Charge Coverage Ratio for the period ended June 30, 2013 was -1.54 to 1.00. The limit on capital expenditures is only applicable if the Company’s unrestricted cash plus the availability under the Revolver falls below $50.0 million for a period of 5 consecutive days and would remain in effect until the Company’s unrestricted cash plus the availability under the Revolver exceeds $50.0 million for 90 consecutive days. These financial covenants were not applicable for the period ended June 30, 2013, as our unrestricted cash plus the availability under the Revolver of $108.8 million exceeded the measurement thresholds.

As of June 30, 2013, the Company had used $63.4 million of the $77.6 million then available under the Revolver to secure outstanding letters of credit.  As of June 30, 2013, the Company had $28.1 million of cash in a restricted cash collateral account to ensure that the Company has adequate capacity under the Revolver to support its outstanding letters of credit.

Interest Expense and Other

During the three and six months ended June 30, 2013, the Company made cash interest payments of $14.6 million and $17.8 million, respectively. During the three and six months ended June 30, 2012, the Company made cash interest payments of $14.7 million and $18.3 million respectively.

The Company was in compliance with all of the financial covenants under its outstanding debt instruments as of June 30, 2013.

Principal and interest payments on the 7.875% Senior Notes and the 10.0% Convertible Senior Notes are guaranteed by each of James River Coal Company’s subsidiaries.  James River Coal Company has no independent assets or operations (as defined in Rule 3-10(h)(5) of Regulation S-X) aside from those of its subsidiaries. The guarantees are full and unconditional and joint and several obligations (as such terms are defined in Rule 3-10(h)(5) of Regulation S-X) issued by all of James River Coal Company’s subsidiaries. Accordingly, pursuant to Rule 3-10(f) of Regulation S-X, separate financial information with respect to the subsidiaries of James River Coal Company have not been provided.

The Company projects that currently available cash, cash generated from operations and borrowings under our Revolver will be sufficient to meet its working capital requirements, anticipated capital expenditures and scheduled debt payments throughout 2013. However, the Company’s cash position beyond 2013 will depend on numerous factors such as the market for our coal, capital expenditures and commodity costs. Absent improvements to current market conditions, the Company would likely need to secure additional sources of liquidity to avoid falling below the $35 million cash requirement in its secured loan facility sometime during the first half of 2014. Prior to reaching these cash levels, the Company would likely take actions to reduce its usage of cash, which could include changes in its business to limit growth, reductions in capital expenditures, the sale of assets, or the reduction or curtailment of some of our operations. In addition to or in combination with these measures to reduce cash usage, the Company could seek additional debt or equity financing. The Company’s 7.875% Senior Note Indenture restricts the incurrence of debt but allows for $75.0 million of additional senior secured financing without any consents from note holders, although there can be no assurance that such additional secured financing would be available on satisfactory terms or at all. The Company’s ongoing ability to satisfy working capital requirements and debt service obligations (including refinancing debt that matures in 2015), or fund planned capital expenditures, will substantially depend upon our future operating performance, debt covenants, and financial, market, business and other factors, some of which are beyond our control.

In the event that the sources of cash described above are not sufficient to meet future cash requirements, the Company will need to reduce certain planned expenditures, seek additional financing, or both. We may seek to raise funds or reduce debt through additional debt financing or the issuance of additional equity securities. If such actions are not sufficient, the Company may need to limit its growth, sell assets or reduce or curtail some of our operations to levels consistent with the constraints imposed by our available cash flow, or any combination of these options. Our ability to seek additional debt or equity financing may be limited by our existing and any future financing arrangements, economic and financial conditions, or all three. In particular, our existing 7.875% Senior Notes and Revolver restrict our ability to incur additional indebtedness. We cannot provide assurance that any reductions in our planned expenditures or in our expansion would be sufficient to cover shortfalls in available cash or that asset sales or additional debt or equity financing would be available on terms acceptable to us, if at all.

(3)	Equity

Equity Based Compensation

The following is a summary of equity based compensation expense (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Restricted stock	$1,128	1,283	2,270	2,556
Stock options	51	65	108	140
Stock based compensation	$1,179	1,348	2,378	2,696

The following is a summary of activity related to restricted stock and stock option awards:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
	Number of	Fair Value	Number of	Exercise
	Shares	at Issue	Shares	Price
December 31, 2012	979,846	$14.89	331,000	$16.11
Granted	324,416	2.32	25,000	2.32
Vested/Exercised	(325,750)	19.01	–	–
Canceled	(9,467)	15.20	–	–
June 30, 2013	969,045	9.27	356,000	15.14

Common Shares Reserved for 10.0% Convertible Senior Notes

The Company has reserved 24.7 million of its authorized but unissued shares of common stock for the potential conversion of its 10.0% Convertible Senior Notes. The 10.0% Convertible Senior Notes are convertible at the option of the holder at a Conversion Price of $5.00 per share.

(4)	Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $63.4 million as of June 30, 2013, to guarantee performance under certain contractual arrangements.  The letters of credit have been issued under the Revolver (note 2).

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(5)	Accumulated Other Comprehensive Loss

The following is a summary of the changes in accumulated other comprehensive loss by component (in thousands):

	Defined
	Benefit	Pneumoconiosis
	Plans	Benefits	Total
January 1, 2012	$(31,304)	(16,071)	(47,375)
Other comprehensive income before reclassifications	–	–	–
Amounts reclassified from accumulated other comprehensive income (a)	1,671	772	2,443
Net current period other comprehensive income	1,671	772	2,443
June 30, 2012	$(29,633)	(15,299)	(44,932)

January 1, 2013	$(37,511)	(17,922)	(55,433)
Other comprehensive income before reclassifications	–	–	–
Amounts reclassified from accumulated other comprehensive income (a)	2,038	1,074	3,112
Net current period other comprehensive income	2,038	1,074	3,112
June 30, 2013	$(35,473)	(16,848)	(52,321)

(a) The accumulated other comprehensive components for defined benefit plans and pneumoconiosis benefits are net actuarial losses which are included in the computation of net periodic benefit costs. See notes 7 and 8 for additional details.

(6)	Earnings (Loss) per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period and, when dilutive, potential common shares from the exercise of stock options and restricted common stock subject to continuing vesting requirements, pursuant to the treasury stock method and conversion of convertible debt, pursuant to the if-converted method.

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic earnings (loss) per common share:
Net income (loss)	$52,629	(25,763)	$10,513	$(41,422)
Income allocated to participating securities	(1,483)	–	(291)	–
Net income (loss) available to common shareholders	$51,146	(25,763)	$10,222	(41,422)

Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	34,972	34,771	34,930	34,741
Dilutive effect of unvested restricted stock (participating securities)	1,014	–	995	–
Dilutive effect of 10% convertible senior notes	10,836	–
Dilutive effect of stock options	1	–	–	–
Diluted number of common shares and common equivalent shares outstanding	46,823	34,771	35,925	34,741

Basic earnings (loss) per common share	$1.46	(0.74)	$0.29	$(1.19)

Diluted earnings (loss) per common share:
Net income (loss)	$52,629	(25,763)	$10,513	$(41,422)
Income (loss) allocated to participating securities	–	–
Interest associated with 10% Convertible Senior Notes	1,743	–	–	–
Net income (loss) available to potential common shareholders	$54,372	(25,763)	$10,513	$(41,422)

Diluted earnings (loss) per common share	$1.16	(0.74)	$0.29	$(1.19)

For periods in which there was a loss, the Company excludes from its diluted loss per common share calculation options to purchase shares and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per common share.   The excluded instruments would have increased the diluted weighted average number of common and common equivalent shares outstanding by approximately 1.1 million for both the three and six months ended June 30, 2012.  In addition, in periods of net losses, the Company has not allocated any portion of such losses to participating securities holders for its basic loss per common share calculation as such participating securities holders are not contractually obligated to fund such losses.

The Company’s 4.5% and 3.125% Convertible Senior Notes are convertible at the option of the holders upon the occurrence of certain events (note 2).  As of June 30, 2013, none of the 4.5% and 3.125% Convertible Senior Notes had reached the specified thresholds for conversion. The 10.0% Convertible Senior Notes are convertible at any time at the option of the holders (note 2). The 10.0% Convertible Senior Notes were excluded from the six months ended June 30, 2013, earnings per share calculation as their impact would be antidilutive.

(7)	Pension Expense

The Company has in place a defined benefit pension plan under which all benefits were frozen in 2007.  The components of net periodic benefit cost are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Interest cost	$912	886	1,824	1,770
Expected return on plan assets	(1,167)	(1,049)	(2,334)	(2,097)
Recognized net actuarial loss	1,019	835	2,038	1,671
Net periodic benefit cost	$764	672	1,528	1,344

(8)	Pneumoconiosis (Black Lung) Benefits

The components of net periodic benefit costs for black lung benefits are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Service cost	$519	639	1,038	1,278
Interest cost	617	612	1,234	1,224
Amortization of actuarial losses	537	386	1,074	772
Net periodic benefit cost	$1,673	1,637	3,346	3,274

(9)	Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information. As of June 30, 2013 and December 31, 2012, except for long-term debt obligations, the carrying amounts of all financial instruments approximate their fair values due to their short maturities.

The carrying values and fair values of our long-term debt are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
7.875% Senior Notes	$270,000	$124,200	$270,000	$160,650
10.0% Convertible Senior Notes	123,261	79,503	–	–
4.5% Convertible Senior Notes	51,192	22,141	141,170	60,703
3.125% Convertible Senior Notes	51,602	15,739	204,970	67,640

The fair value of our senior notes and convertible senior notes are based on available market data at the date presented. The carrying value of the convertible senior notes reflected in long-term debt in the table above reflects the full face amount and has been adjusted in the Condensed Consolidated Balance Sheets for a discount (note 2).

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total revenues
CAPP	$132,565	250,236	299,942	526,320
Midwest	27,586	27,122	53,514	53,023
Corporate	–	–	–	–
Total	$160,151	277,358	353,456	579,343

Depreciation, depletion and amortization
CAPP	$25,840	28,674	50,395	55,167
Midwest	3,817	3,816	7,786	7,430
Corporate	11	24	24	37
Total	$29,668	32,514	58,205	62,634

Total operating income (loss)
CAPP	$(30,382)	(7,295)	(53,933)	(2,239)
Midwest	761	226	442	(2,299)
Corporate	(5,784)	(5,397)	(11,868)	(10,740)
Total	$(35,405)	(12,466)	(65,359)	(15,278)

Net earnings (loss) (1)
CAPP	(30,382)	(7,295)	(53,933)	(2,239)
Midwest	761	226	442	(2,299)
Corporate	82,250	(18,694)	64,004	(36,884)
Total	$52,629	(25,763)	10,513	(41,422)

(1) Income and expense items that are not included in operating income (loss) are not allocated to the segments.

	June 30,	December 31,
	2013	2012
Total Assets
CAPP	$993,833	1,102,496
Midwest	99,477	96,866
Corporate	5,407	4,759
Total	$1,098,717	1,204,121

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

Overview

We mine, process and sell thermal and metallurgical coal through eight active mining complexes located throughout eastern Kentucky, southern West Virginia and southern Indiana. We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)).  We derived 47% of our total revenues in the six months ended June 30, 2013 from coal sales to electric utility customers and the remaining 53% from coal sales (including metallurgical coal) to industrial and other customers. For the six months ended June 30, 2013, our mines produced 4.2 million tons of coal (including less than 0.1 million tons of contract coal) and we purchased another 0.7 million tons for resale. Of the 4.2 million tons produced from Company mines, approximately 65% came from underground mines, while the remaining 35% came from surface mines. In the six months ended June 30, 2013, we generated total revenues of $353.5 million and had net income of $10.5 million, including a $101.2 million gain on debt transactions.

CAPP Segment

In Central Appalachia, our thermal coal sales are primarily to customers in the southern portion of the South Atlantic region of the United States.  The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware. Our metallurgical coal is sold primarily to steel companies in North America, South America, Europe, Asia and Africa. Approximately 40% of our total revenues in the CAPP segment in the six months ended June 30, 2013 were derived from sales made outside the United States. Our customer base includes customers in Brazil, Canada, Egypt, France, Germany, India and the United Kingdom.  In the six months ended June 30, 2013, our CAPP mines produced 3.0 million tons of coal (including less than 0.1 million tons of contract coal) and we purchased another 0.7 million tons for resale. Of the 3.0 million tons produced from CAPP company mines, 79% came from Company operated underground mines. In the six months ended June 30, 2013, we shipped 3.4 million tons of coal and generated coal sale revenues of $273.3 million from our CAPP segment. For the six months ended June 30, 2013, ThyssenKrupp Steel and Georgia Power were our largest customers in the CAPP segment, with each representing approximately 11%, of our total revenues. No other CAPP customer accounted for more than 10% of our total revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the six months ended June 30, 2013, our Midwest mines produced approximately 1.2 million tons of coal. Of the Midwest tons produced, 73% came from Company operated surface mines with the balance from Company operated underground mines. In the six months ended June 30, 2013, we shipped 1.2 million tons of coal and generated coal sale revenues of $53.1 million from our Midwest segment. For the six months ended June 30, 2013, Indiana Power & Light was our largest customer in the Midwest segment, representing approximately 10% of our total revenues. No other Midwest customer accounted for more than 10% of our total revenues.

Results of Operations

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

Revenues

The following tables show volume and revenue information by segment (in thousands, except per ton amounts).

	Three Months Ended
	June 30,
	2013	2012	Change
Volume shipped (tons)
CAPP tons
Steam	1,052	1,412	-25%
Metallurgical	506	897	-44%
Total CAPP tons	1,558	2,309	-33%
Midwest steam tons	601	601	0%
Total volume shipped	2,159	2,910	-26%

	Three Months Ended June 30,
	2013		2012		Change
Revenues	Total	Per Ton	Total	Per Ton	Total
Coal sales revenue
CAPP steam	$75,695	71.95	117,229	83.02	-35%
CAPP metallurgical	47,446	93.77	115,581	128.85	-59%
Total CAPP coal sales revenue	123,141	79.04	232,810	100.83	-47%
Midwest steam	27,384	45.56	26,818	44.62	2%
Total coal sales revenue	150,525	69.72	259,628	89.22	-42%
Freight and handling revenue
CAPP	9,424	6.05	17,426	7.55	-46%
Midwest steam	202	0.34	304	0.51	-34%
Total freight and handling revenue	9,626	4.46	17,730	6.09	-46%
Total revenue	160,151	74.18	277,358	95.31	-42%

Total tons shipped during the three months ended June 30, 2013 were 2.2 million, a 26% decrease as compared to 2012.   The decrease was due to a reduction in tons of steam and metallurgical coal shipped in the CAPP region attributed to lower demand. Coal sales revenue in the CAPP region decreased by 47% during the three months ended June 30, 2013, as compared to 2012. This decrease was made up of a $11.07 per ton decrease in the average sales price of CAPP steam coal and a $35.08 per ton decrease in the average sales price of CAPP metallurgical coal. This decrease in the average sales was due to a drop in demand for both CAPP steam and metallurgical coal as well as the completion of certain higher priced steam contracts in 2012. Coal sales revenue in the Midwest was $45.56 per ton for the three months ended June 30, 2013, a 2% increase as compared to 2012.

Freight and handling revenue consists of shipping and handling costs invoiced to coal customers and paid to third-party carriers. These revenues are directly offset by freight and handling costs.

Operating and Other Costs

The following tables show selected costs in total and by segment (in thousands, except per ton amounts).

	Three Months Ended June 30,
	2013		2012		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	2,159		2,910

Cost of coal sold	$142,572	66.04	224,314	77.08	-36%
Freight and handling costs	9,626	4.46	17,730	6.09	-46%
Depreciation, depletion and amortization	29,668	13.74	32,514	11.17	-9%
Selling, general and administrative	13,690	6.34	15,266	5.25	-10%
Interest expense%	12,372	5.73	13,527	4.65	-9%

	Three months ended June 30,
	2013			2012
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$120,436	22,136	–	202,476	21,838	–
Per ton	77.30	36.83	–	87.69	36.34	–

Freight and handling costs	9,424	202	–	17,426	304	–
Per ton	6.05	0.34	–	7.55	0.51	–

Depreciation, depletion and amortization	25,840	3,817	11	28,674	3,816	24
Per ton	16.59	6.35	–	12.42	6.35	–

Cost of Coal Sold

For the three months ended June 30, the cost of coal sold, excluding depreciation, depletion and amortization, decreased from $224.3 million in 2012 to $142.6 million in 2013.

Our cost per ton of coal sold in the CAPP region decreased from $87.69 per ton in the 2012 period to $77.30 per ton in the 2013 period.  Overall, there was a decrease in the cost per ton of our steam and metallurgical coal operations for the three months ended June 30, 2013 as compared to the 2012 period. Our steam coal operations were responsible for 77% and 67% of our total production in the 2013 period and 2012 period, respectively. Our steam coal operations’ costs decreased $6.68 per ton in the 2013 period as compared to the 2012 period. This per ton decrease in our steam coal operations’ costs include a $4.59 per ton decrease in variable costs and a $1.46 per ton decrease in labor and benefit costs. Our metallurgical coal operations were responsible for 23% and 33% of total production in the 2013 period and 2012 period, respectively. Our metallurgical coal operations’ costs decreased $11.82 per ton as compared to the prior period. This decrease was due to a 29% decrease in the price of purchased coal in 2013 as compared to 2012 offset by a 11% increase in the per ton cost at our metallurgical mines in 2013 as compared to 2012 primarily due to an increase in labor costs due to lower productivity. Our mining costs continue to be impacted by lower productivity due to increased federal and state regulatory scrutiny, a decrease in tons produced in response to market conditions and an increase in commodity prices.  For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest increased $0.49 to $36.83 per ton in the 2013 period as compared to the 2012 period.

Freight and handling costs

Freight and handling costs decreased primarily due to a decrease in export tons and lower freight costs on export coal in the 2013 period as compared to the 2012 period.

Depreciation, depletion and amortization

For the three months ended June 30, depreciation, depletion and amortization decreased from $32.5 million in the 2012 period to $29.7 million in the 2013 period.  In the CAPP region, depreciation, depletion and amortization decreased $2.8 million to $25.8 million. This was primarily due to lower amortization on mineral rights due to a decrease in production and a decrease in the depreciation on property, plant and equipment due to a lower asset base. In the Midwest, depreciation, depletion and amortization was $3.8 million in both the 2013 and 2012 periods.

Selling, general and administrative

For the three months ended June 30, selling, general and administrative expenses decreased from $15.3 million in the 2012 period to $13.7 million in the 2013 period. The largest component of the decrease is a $0.6 million decrease in engineering and legal expenses.

Interest Expense

For the three months ended June 30, 2013 and 2012, interest expense was $12.4 million and $13.5 million, respectively. Interest expense for the three months ended June 30, 2013 and 2012 includes $3.5 million and $4.4 million, respectively, related to the amortization of debt discounts and debt issuance costs.

Income Taxes

Our effective tax rate for the three months ended June 30, 2013 was 1.9% and our effective tax rate for the three months ended June 30, 2012 was (0.1)%.

For the three months ended June 30, 2013 and 2012, our effective income tax rate was impacted primarily by the amount of the valuation allowance recorded.   The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.” As of June 30, 2013, we had an $82.3 million valuation allowance against gross deferred tax assets.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

Revenues

The following tables show volume and revenue information by segment (in thousands, except per ton amounts).

	Six Months Ended
	June 30,
	2013	2012	Change
Volume shipped (tons)
CAPP tons
Steam	2,148	3,176	-32%
Metallurgical	1,250	1,625	-23%
Total CAPP tons	3,398	4,801	-29%
Midwest steam tons	1,178	1,160	2%
Total volume shipped	4,576	5,961	-23%

	Six Months Ended June 30,
	2013		2012		Change
Revenues	Total	Per Ton	Total	Per Ton	Total
Coal sales revenue
CAPP steam	$157,908	73.51	269,095	84.73	-41%
CAPP metallurgical	115,414	92.33	218,755	134.62	-47%
Total CAPP coal sales revenue	273,322	80.44	487,850	101.61	-44%
Midwest steam	53,136	45.11	51,541	44.43	3%
Total coal sales revenue	326,458	71.34	539,391	90.49	-39%
Freight and handling revenue
CAPP	26,620	7.83	38,470	8.01	-31%
Midwest steam	378	0.32	1,482	1.28	-74%
Total freight and handling revenue	26,998	5.90	39,952	6.70	-32%
Total revenue	353,456	77.24	579,343	97.19	-39%

Total tons shipped during the six months ended June 30, 2013 were 4.6 million, a 23% decrease as compared to 2012.   The decrease was due to a reduction in tons of steam and metallurgical coal shipped in the CAPP region attributed to lower demand. Coal sales revenue in the CAPP region decreased by 44% during the six months ended June 30, 2013, as compared to 2012. This decrease was made up of a $11.22 per ton decrease in the average sales price of CAPP steam coal and a $42.29 per ton decrease in the average sales price of CAPP metallurgical coal. This decrease in the average sales price was due to a drop in demand for both CAPP steam and metallurgical coal as well as the completion of certain higher priced steam contracts in 2012. Coal sales revenue in the Midwest was $45.11 per ton for the six months ended June 30, 2013, a 3% increase as compared to 2012.

Freight and handling revenue consists of shipping and handling costs invoiced to coal customers and paid to third-party carriers. These revenues are directly offset by freight and handling costs.

Operating and Other Costs

The following tables show selected costs in total and by segment (in thousands, except per ton amounts).

	Six Months Ended June 30,
	2013		2012		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	4,576		5,961

Cost of coal sold	$305,955	66.86	461,203	77.37	-34%
Freight and handling costs	26,998	5.90	39,952	6.70	-32%
Depreciation, depletion and amortization	58,205	12.72	62,634	10.51	-7%
Selling, general and administrative	27,657	6.04	30,832	5.17	-10%
Interest expense	24,882	5.44	26,912	4.51	-8%

	Six months ended June 30,
	2013			2012
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	$262,027	43,928	–	416,305	44,898	–
Per ton	77.11	37.29	–	86.71	38.71	–

Freight and handling costs	26,620	378	–	38,470	1,482	–
Per ton	7.83	0.32	–	8.01	1.28	–

Depreciation, depletion and amortization	50,395	7,786	24	55,167	7,430	37
Per ton	14.83	6.61	–	11.49	6.41	–

Cost of Coal Sold

For the six months ended June 30, the cost of coal sold, excluding depreciation, depletion and amortization, decreased from $461.2 million in 2012 to $306.0 million in 2013.

Our cost per ton of coal sold in the CAPP region decreased from $86.71 per ton in the 2012 period to $77.11 per ton in the 2013 period.  Overall, there was a decrease in the cost per ton of our steam and metallurgical coal operations for the six months ended June 30, 2013 as compared to the 2012 period. Our steam coal operations were responsible for 70% and 71% of our total production in the 2013 period and 2012 period, respectively. Our steam coal operations’ costs decreased $3.54 per ton in the 2013 period as compared to the 2012 period, primarily due to a reduction in variable costs. Our metallurgical coal operations were responsible for 30% and 29% of total production in the 2013 period and 2012 period, respectively. Our metallurgical coal operations’ costs decreased $25.79 per ton as compared to the prior period. This decrease was due to a 36% decrease in the price of purchased metallurgical coal in 2013 as compared to 2012 and an increase in mix of metallurgical purchased tons as compared to produced metallurgical tons in 2013 as compared to 2012. Our mining costs continue to be impacted by lower productivity due to increased federal and state regulatory scrutiny, a decrease in tons produced in response to market conditions and an increase in commodity prices.  For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest decreased $1.42 to $37.29 per ton in the 2013 period as compared to the 2012 period.  The major component of this decrease is a reduction in variable mine costs of $2.20 per ton. The decrease in the variable costs per ton was primarily due to a decrease in fuel costs and machine parts and repairs costs.

Freight and handling costs

Freight and handling costs decreased primarily due to a decrease in export tons and lower freight costs on export coal in the 2013 period as compared to the 2012 period.

Depreciation, depletion and amortization

For the six months ended June 30, depreciation, depletion and amortization decreased from $62.6 million in the 2012 period to $58.2 million in the 2013 period.  In the CAPP region, depreciation, depletion and amortization decreased $4.8 million to $50.4 million. This was primarily due to lower amortization on mineral rights due to a decrease in production and a decrease in the depreciation on property, plant and equipment due to a lower asset base. In the Midwest, depreciation, depletion and amortization increased $0.4 million to $7.8 million in the 2013 period as compared to 2012.

Selling, general and administrative

For the six months ended June 30, selling, general and administrative expenses decreased from $30.8 million in the 2012 period to $27.7 million in the 2013 period. The largest component of the decrease is a $2.0 million decrease in engineering and legal expenses.

Interest Expense

For the six months ended June 30, 2013 and 2012, interest expense was $24.9 million and $26.9 million, respectively. Interest expense for the six months ended June 30, 2013 and 2012 includes $7.5 million and $8.7 million, respectively, related to the amortization of debt discounts and debt issuance costs.

Income Taxes

Our effective tax rate for the six months ended June 30, 2013 was 8.5% and our effective tax rate for the six months ended June 30, 2012 was (0.1)%.

For the six months ended June 30, 2013 and 2012, our effective income tax rate was impacted primarily by the amount of the valuation allowance recorded.   The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.” As of June 30, 2013, we had an $82.3 million valuation allowance against gross deferred tax assets.

Liquidity and Capital Resources

The following chart reflects the components of our debt (in thousands):

	June 30, 2013	December 31, 2012
7.875% Senior Notes due in 2019	$270,000	$270,000
10.0% Convertible Senior Notes due in 2018, net of discount	92,853	–
4.5% Convertible Senior Notes due in 2015, net of discount	44,869	120,629
3.125% Convertible Senior Notes due in 2018, net of discount	40,174	155,778
Revolver	–	–
Total long-term debt	$447,896	$546,407

7.875% Senior Notes

There have been no changes to the terms of our 7.875% Senior Notes. See Item 1 of Part I, “Financial Statements — Note 2 — Long Term Debt and Interest Expense” for a description of our 7.875% Senior Notes.

10.0% Convertible Senior Notes, 4.5% Convertible Senior Notes and 3.125% Convertible Senior Notes

In May 2013, we issued $123.3 million principal amount of 10.0% convertible senior notes due 2018 (the 10.0% Convertible Senior Notes) in exchange for $90.0 million principal amount of our 4.5% Convertible Senior Notes and $153.4 million principal amount of our 3.125% Convertible Senior Notes (the Private Exchange Transactions). The Private Exchange Transactions resulted in a gain of $101.2 million, which includes the write-off of $3.6 million of unamortized financing costs. We recorded $4.6 million of financing costs associated with the issuance of the 10.0% Convertible Senior Notes.

The 10.0% Convertible Senior Notes are shown net of a $30.4 million discount as of June 30, 2013.  The discount on the 10.0% Convertible Senior Notes is based on the fair value at the time of issuance, resulting in an effective interest rate of 17.5%.  Interest on the 10.0% Convertible Senior Notes is paid semi-annually.

The 10.0% Convertible Senior Notes are unsecured and are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 200 shares per $1,000 in original principal amount of the 10.0% Convertible Senior Notes, which is equal to an initial conversion price of $5.00 per share (the Conversion Price).

We can elect to convert the 10.0% Convertible Senior Notes in whole or in part at any time the weighted average price of our common stock equals or exceeds 150% of the Conversion Price then in effect for at least 20 trading days in any 30 trading day period, ending within five trading days prior to the date of the conversion notice.

Upon completion of the Private Exchange Transactions there remained outstanding an aggregate principal amount of $51.2 million and $51.6 million of the 4.5% Convertible Senior Notes and the 3.125% Convertible Senior Notes, respectively.

There have been no changes to the terms of our 4.5% Convertible Senior Notes or our 3.125% Convertible Senior Notes. See Item 1 of Part I, “Financial Statements — Note 2 — Long Term Debt and Interest Expense” for a description of our 4.5% Convertible Senior Notes and our 3.125% Convertible Senior Notes.

Revolving Credit Agreement

There have been no changes to the terms of our Revolving Credit Agreement (the Revolver) during 2013.  See Item 1 of Part I, “Financial Statements — Note 2 — Long Term Debt and Interest Expense” for a description of our Revolver.

As of June 30, 2013, we had used $63.4 million of the $77.6 million then available under the Revolver to secure outstanding letters of credit.

The Revolver includes financial covenants that require the Company to maintain a minimum Fixed Charge Coverage Ratio of 1.10 to 1.00 and limit capital expenditures, each as defined by the agreement. The minimum Fixed Charge Coverage Ratio is only applicable if the sum of the Company’s unrestricted cash plus the availability under the Revolver falls below $35.0 million and would remain in effect until the sum of the Company’s unrestricted cash plus the availability under the Revolver exceeds $35.0 million for 90 consecutive days. Our actual Fixed Charge Coverage Ratio for the period ended June 30, 2013 was -1.54 to 1.00. The limit on capital expenditures is only applicable if the Company’s unrestricted cash plus the availability under the Revolver falls below $50.0 million for a period of 5 consecutive days and would remain in effect until the Company’s unrestricted cash plus the availability under the Revolver exceeds $50.0 million for 90 consecutive days. These financial covenants were not applicable for the period ended June 30, 2013, as our unrestricted cash plus the availability under the Revolver of $108.8 million exceeded the measurement thresholds.

We were in compliance with all of the financial covenants under our outstanding debt instruments as of June 30, 2013.  We cannot assure you that we will remain in compliance in subsequent periods.  If necessary, we will consider seeking a waiver or other alternatives to remain in compliance with the covenants.  For more detail regarding the covenants under the Facilities, see Part II - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.”

Liquidity

As of June 30, 2013, we had total liquidity of approximately $108.8 million, consisting of $14.2 million of unused borrowing capacity under the Revolver and $94.6 million of cash and cash equivalents (excluding restricted cash and short term investments).  As of June 30, 2013, we had used $63.4 million of the availability under the Revolver to secure outstanding letters of credit.

The following recent transactions have had an impact on our liquidity and debt levels.

•	In 2011, we raised $170.5 million of proceeds from an equity offering, $275.0 million from the issuance of the 7.875% Senior Notes and $230.0 million from the issuance of the 3.125% Convertible Senior Notes. The funds were used to fund the $516.0 million purchase price of the IRP Acquisition, repay $150.0 million of Senior Notes due in 2012, with the remainder available for general working capital purposes.

•	In 2012, we repurchased $5.0 million principal of 7.875% Senior Notes due in 2019, $25.0 million principal amount of the 3.125% Convertible Senior Notes due in 2018 and $31.3 million principal amount of the 4.5% Convertible Senior Notes due in 2015. The debt repurchases were made at a cost of $23.8 million, plus accrued interest of $0.8 million, in open market purchases.

•	In 2013, we issued $123.3 million principal amount of our 10.0% Convertible Senior Notes due 2018 in exchange for $90.0 million principal amount of our 4.5% Convertible Senior Notes and $153.4 million principal amount of our 3.125% Convertible Senior Notes.

Our 7.875% Senior Note Indenture restricts the incurrence of debt but allows us to incur senior secured debt up to the greater of $175.0 million or 2 times EBITDA for the four most recent fiscal quarters, which as of June 30, 2013 would have allowed us to incur an additional $75 million of senior secured debt. However, there is no commitment by our current senior secured lender or any other lender to lend such additional amounts and there can be no assurance that the Company would be able to secure such additional borrowings on acceptable terms or at all.

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

We currently project that in 2013 our capital expenditures will be approximately $70 million, cash interest on our long term debt will be approximately $37 million and fees under our Revolver for letters of credit will total approximately $4 million. We expect that such expenditures will exceed cash generated by operations and will need to be funded through cash on hand. We expect that cash on hand will be sufficient throughout 2013 to meet our debt covenants even assuming such use of cash. However, our cash position beyond 2013 will depend on numerous factors such as the market for our coal, capital expenditures and commodity costs. Absent improvements to current market conditions, we would likely need to secure additional sources of liquidity to avoid falling below the $35 million cash requirement in our secured loan facility sometime during the first half of 2014. Prior to reaching these cash levels, we would likely take actions to reduce our usage of cash, which could include changes in our business to limit growth, reductions in capital expenditures, the sale of assets, or the reduction or curtailment of some of our operations. In addition to or in combination with these measures to reduce cash usage, we could seek additional debt or equity financing. The Company’s 7.875% Senor Note Indenture restricts the incurrence of debt but allows for $75.0 million of additional senior secured financing without any consents from note holders, although there can be no assurance that such additional secured financing would be available on satisfactory terms or at all. Our ongoing ability to satisfy working capital requirements and debt service obligations (including refinancing debt that matures in 2015), or fund planned capital expenditures, will substantially depend upon our future operating performance, debt covenants, and financial, market, business and other factors, some of which are beyond our control.

In the event that the sources of cash described above are not sufficient to meet our future cash requirements, we will need to reduce certain planned expenditures, seek additional financing, or both. We may seek to raise funds or reduce debt through additional debt financing or the issuance of additional equity securities. If such actions are not sufficient, we may need to limit our growth, sell assets or reduce or curtail some of our operations to levels consistent with the constraints imposed by our available cash flow, or any combination of these options. Our ability to seek additional debt or equity financing may be limited by our existing and any future financing arrangements, economic and financial conditions, or all three. In particular, our existing 7.875% Senior Notes and Revolver restrict our ability to incur additional indebtedness. We cannot provide assurance that any reductions in our planned expenditures or in our expansion would be sufficient to cover shortfalls in available cash or that asset sales or additional debt or equity financing would be available on terms acceptable to us, if at all.

Net cash from operating activities reflects net income (loss) adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash (used in) provided by operating activities was ($8.6) million and $10.4 million for the six months ended June 30, 2013 and 2012, respectively. We had a net income of $10.5 million in the six months ended June 30, 2013 as compared to net loss of $41.4 million in the six months ended June 30, 2012. Net income for the six months ended June 30, 2013, included a non cash gain on debt transactions of $101.2 million. In reconciling our net loss to cash provided by operating activities, $30.9 million was deducted for non cash charges during 2013, as compared to $76.4 million added during 2012.  During 2013, our net income, as adjusted for non cash charges, was decreased by $11.7 million as a result of changes in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2013 included a $51.1 million decrease in accounts receivables, a $23.6 million increase in inventories and a $23.3 million decrease in accounts payable. The increase in inventory is due to timing of our export shipments and planned inventory increases. During 2012, our net loss, as adjusted for non cash charges, was decreased by $24.6 million as a result of changes in cash from our operating assets and liabilities.  The change in our operating assets and liabilities for 2012 included a $33.0 million decrease in accounts payable. This change in our accounts payable is primarily due to the timing of payments to vendors associated with export shipments.

Net cash used in investing activities decreased by $25.7 million to $19.6 million for the six months ended June 30, 2013 as compared to the same period in 2012 and consisted primarily of capital expenditures. Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations. Additionally, during the six months ended June 30, 2013 and 2012, our capital expenditures included approximately $4.0 million and $3.4 million, respectively, for safety mandates and new mine and infrastructure development.

Net cash used by financing activities was $4.6 million for the six months ended June 30, 2013 and consisted of financing fees paid on the Exchange Transaction. We had no financing activities for the six months ended June 30, 2012.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through June 30, 2013, we estimate that, as of June 30, 2013, we controlled approximately 303.7 million tons of proven and probable coal reserves in the CAPP region and 40.8 million tons in the Midwest region. The following table provides additional information regarding changes to our reserves for the six months ended June 30, 2013 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2012 (1)	299.7	42.0	341.7
Coal Extracted	(3.0)	(1.2)	(4.2)
Acquisitions (2)	7.2	–	7.2
Adjustments (3)	0.2	–	0.2
Divesture (4)	(0.4)	–	(0.4)
Proven and Probable Reserves, as of June 30, 2013 (1)	303.7	40.8	344.5

1)	Calculated in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A. Proven reserves have the highest degree of geologic assurance and are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves have a moderate degree of geologic assurance and are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. This reserve information reflects recoverable tonnage on an as-received basis with 5.5% moisture.

2)	Represents estimated reserves on leases entered into or properties acquired during the relevant period. We calculated the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A.

3)	Represents changes in reserves due to additional information obtained from exploration activities, production activities or discovery of new geologic information. We calculated the adjustments to the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A.

4)	Represents changes in reserves due to expired or transferred leases.

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

EBITDA and Adjusted EBITDA are also measures used by management to measure operating performance. We define EBITDA as net income (loss) plus interest expense (net), income tax expense (benefit) and depreciation, depletion and amortization. We regularly use EBITDA to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. In addition, we use EBITDA in evaluating acquisition targets. EBITDA is not a recognized term under U.S generally accepted accounting principles (US GAAP) and is not an alternative to net income, operating income or any other performance measures derived in accordance with US GAAP or an alternative to cash flow from operating activities as a measure of operating liquidity. Adjusted EBITDA is used in calculating compliance with our debt covenants and adjusts EBITDA for certain items as defined in our debt agreements, including stock compensation, acquisition costs and certain bank fees. The financial data that impact EBITDA include revenues, cost of coal sold and selling, general and administrative expenses which are further discussed in “Results of Operations. The trends and uncertainties addressed immediately below are the material trends and underlying factors with respect to EBITDA.

Trends and Uncertainties In Our Business

The significant trends and developments that are currently impacting our business include the price of natural gas and natural gas’ share of electricity production, competition from other coal producing regions, U.S economic weakness, increased governmental regulation impacting the demand for our coal, and the demand for metallurgical coal, which is impacted by steel prices and the global supply of metallurgical coal.

Historically low natural gas prices have increased natural gas’ share of domestic electricity production to the detriment of coal. Low natural gas prices have resulted from production of natural gas from non-traditional shale sources. This sudden increase in natural gas supplies led to lower natural gas prices and caused utilities to switch from coal to natural gas for electricity generation. Natural gas prices bottomed in April 2012 at $1.95 per MMBtu, were in excess of $4.00 per MMBtu in April and May of 2013, but have now slipped back to approximately $3.60 per MMBtu. Coal is, or nearly is, economically competitive with natural gas for power generation when natural gas prices are near or in excess of $4.00 per MMBtu.

In addition to competition from natural gas, we also face competition from other coal basins. The majority of our production comes from the CAPP region and has traditionally been sold to southeastern utilities. These utilities are now purchasing a significant portion of their coal requirements from lower cost coal producing regions, such as the Illinois Basin and Northern Appalachia. To the extent this trend continues, there will be less demand for our CAAP coal.

Our business has also been negatively impacted by the overall weakness in the U.S. economy and increased governmental regulation that has impacted demand for coal. Demand for electricity generation is down such that electric utilities can choose to run natural gas-fired generating facilities and idle coal-fired generating facilities. This trend of operating natural-gas fired facilities instead of coal-fired facilities is further encouraged by new environmental regulations that favor natural-gas fired generating facilities.

As a producer and seller of metallurgical coal, which is used to make steel, we are directly impacted by the demand for and price of steel, and the global supply of metallurgical coal. The demand for steel, and thus the price of steel, has not fully recovered from the global recession. European economies are still weak, and slowing economies in China, India and Brazil have reduced overall demand for steel, and thus the need for metallurgical coal. Furthermore, the global metallurgical coal market remains in over-supply leading to weaker pricing. Export metallurgical coal prices are generally tied to price negotiations between Australian suppliers and Asian purchasers and are set quarterly. The most recent quarterly price settlement was $145 per metric tonne on an FOBT basis, down from the prior quarterly price of $172 per metric tonne on an FOBT basis. Recent spot purchases of metallurgical coal have been reported at prices below the third quarter price settlement, suggesting further weakening in the metallurgical market. While the global metallurgical coal market is expected to remain weak in the near term, the intermediate and long-term prospects for the metallurgical market are strong as global demand for metallurgical coal is expected to increase.

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At June 30, 2013, we had $145.5 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $101.8 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $3.4 million. Surety bond costs have increased over time and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use cash collateral accounts and bank letters of credit to secure our obligations for post-mining reclamation, workers’ compensation programs, various insurance contracts and other obligations. As of June 30, 2013, we had $63.4 million of letters of credit outstanding.  The letters of credit are issued under our Revolver.

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

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs.  The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows.  The discount rate used to calculate the present value of these future obligations was 2.8% at December 31, 2012.  Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 2.8% to 2.3%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $2.7 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of June 30, 2013 was $77.8 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 3.9% at December 31, 2012. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate by 0.5% to 3.4%, all other things being equal, the present value of our black lung obligation would increase by approximately $5.2 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of June 30, 2013 was $66.3 million.

Defined Benefit Pension

We have in place a non-contributory defined benefit pension plan under which all benefits were frozen in 2007.  The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments with comparable maturities. At December 31, 2012, the discount rate used to determine the obligation was 3.8%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 3.8% to 3.3%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $7.4 million.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the period ended December 31, 2012. Significant changes to these rates would introduce volatility to our pension expense.  Our accrued pension obligation as of June 30, 2013 was $32.9 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our asset retirement obligation liabilities consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. US GAAP requires that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is our estimate of our credit adjusted risk free rate. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under US GAAP, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. US GAAP recognizes that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of June 30, 2013 was $106.6 million.

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

We have a valuation allowance of $82.3 million against our gross deferred tax assets as of June 30, 2013.

Coal Reserves

There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves. Many of these uncertainties are beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data initially assembled by our staff and analyzed by Marshall Miller & Associates, Inc. (MM&A). The reserve information has subsequently been updated by our staff. The updates to the reserves have been calculated in the same manner, and based on similar assumptions and qualifications, as used in the MM&A studies described above, but these updates to the reserve estimates have not been reviewed by MM&A.  A number of sources of information were used to determine accurate recoverable reserves estimates, including:

•	all currently available data;

•	our own operational experience and that of our consultants;

•	historical production from similar areas with similar conditions;

•	previously completed geological and reserve studies;

•	the assumed effects of regulations and taxes by governmental agencies; and

•	assumptions governing future prices and future operating costs.

•	Reserve estimates will change from time to time to reflect, among other factors:

•	mining activities;

•	new engineering and geological data;

•	acquisition or divestiture of reserve holdings; and

•	modification of mining plans or mining methods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2013, all $447.9 million of our outstanding debt has a fixed interest rate and is not sensitive to changes in the general level of interest rates.  Our Revolver has floating interest rates based on our option of either the base rate or LIBOR rate.  As of June 30, 2013, we had no borrowings outstanding under the Revolver.  We currently do not use interest rate swaps to manage this risk.  A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver.

We manage our commodity price risk through the use of long-term coal supply agreements, rather than through the use of derivative instruments.  As of August 8, 2013, our commitments for 2013 and 2014 follow.

31

	2013		2014
(Tons in millions)	Tons	Price	Tons	Price
Central Appalachia
Commited, priced	6,487	80.24	300	75.75
Commited, unpriced	264	N/A	–	–
Midwest
Commited, priced	2,544	45.04	900	47.64

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the second quarter of 2013, we entered into discussions with the Kentucky Department of Environmental Protection to address potential violations of the Kentucky Pollutant Discharge Elimination System (“KPDES”). These discussions are the result of notices of violations we received from the Kentucky Department of Environmental Protection as well as the self-reporting of potential violations of the KPDES. We do not anticipate that the outcome of these discussions will have a material impact on our results of operations or financial condition.

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

We derived 47% of our total revenues for the six months ended June 30, 2013 and 44% of our total revenues for the year ended 2012, from our electric utility customers.  Our remaining revenue was from industrial and other customers, including those in the steel industry.

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

As a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, 549 U.S. 497 (2007), finding that greenhouse gases fall within the Clean Air Act definition of “air pollutant,” the EPA was required to determine whether emissions of GHGs “endanger” public health or welfare. In December 2009, the EPA published an “Endangerment Finding” stating that current and projected concentrations of CO2 and five other GHGs in the atmosphere threaten the public’s health and welfare. The EPA’s Endangerment Finding was challenged in federal court by numerous states (see, Coalition for Responsible Regulation, Inc. et al. v. EPA); however, on June 26, 2012, the U.S. District Court of Appeals for the District of Columbia ruled in favor of the EPA, validating the EPA’s Endangerment Finding and enabling the EPA to proceed with a broad regulatory program for the control of GHG emissions, including CO2 emissions. The EPA has recently completed several rulemaking actions indicating its intent to limit GHG emissions, including, among others, a final GHG reporting rule for certain major stationary source permitting programs, final regulations to control GHG emissions from light duty vehicles, and a final “tailoring” rule explaining how it would implement the Clean Air Act’s Title V and prevention of significant deterioration permitting programs with respect to GHG emissions from major stationary sources.

On April 12, 2013, the EPA published proposed regulations limiting CO2 emissions from new, modified and reconstructed power plants. The EPA has since stated that it intends to issue new proposed regulations, which the President has directed the EPA to issue by September 20, 2013. The President also directed the EPA to issue proposed rules limiting CO2 emissions from modified, reconstructed and existing power plants by June 1, 2014 and issue final standards by June 1, 2015. It is expected that EPA will propose limiting CO2 emissions from all power plants to levels unachievable for coal fired utility plants based on current technology.

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

Regarding Section 404 permits, the EPA has taken the position that Section 404(c) of the Clean Water Act permits the EPA to “veto” a Section 404 permit even after the permit has been issued. On April 23, 2013, the United States Court of Appeal for the District of Columbia ruled in favor of the EPA, upholding EPA’s authority to retroactively veto a Section 404 permit.

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

We experienced operating losses in 2011 and 2012, which have continued into the first and second quarters of 2013. We must continue to carefully manage our business, including the management of our contracts and our production costs. Although we seek to balance the open portion of our contracts to achieve optimal revenues over the long term, the market price of coal is affected by many factors that are outside of our control. We have experienced an increase in production costs in recent years. Our profitability in the future will be impacted by the price levels that we achieve on future long term contracts. Accordingly, we cannot assure you that we will be able to achieve profitability in the future.

The level of our indebtedness could adversely affect our financial condition and results of operations.

Our total consolidated long-term debt as of June 30, 2013 was $447.9 million (net of discounts on our convertible notes of $48.2 million).  Our level of indebtedness could result in the following:

•	it could affect our ability to satisfy our outstanding obligations, including repaying principal on our 4.5% Convertible Senior Notes when they mature in 2015;
•	it could limit our ability to refinance our indebtedness on commercially reasonable terms, or terms acceptable to us or at all;
•	a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;
•	it may impair our ability to obtain additional financing in the future;
•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and
•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

We currently project that in 2013 our capital expenditures will be approximately $70 million, cash interest on our long term debt will be approximately $37 million and fees under our Revolver for letters of credit will total approximately $4 million. We expect that such expenditures will exceed cash generated by operations and will need to be funded through cash on hand. We expect that cash on hand will be sufficient throughout 2013 to meet our debt covenants even assuming such use of cash. However, our cash position beyond 2013 will depend on numerous factors such as the market for our coal, capital expenditures and commodity costs. Absent improvements to current market conditions, we would likely need to secure additional sources of liquidity to avoid falling below the $35 million cash requirement in our secured loan facility sometime during the first half of 2014. Prior to reaching these cash levels, we would likely take actions to reduce our usage of cash, which could include changes in our business to limit growth, reductions in capital expenditures, the sale of assets, or the reduction or curtailment of some of our operations. In addition to or in combination with these measures to reduce cash usage, we could seek additional debt or equity financing. The Company’s 7.875% Senior Note Indenture imposes restrictions on the incurrence of debt but allows for $75.0 million of additional senior secured financing without any consents from note holders, although there can be no assurance that such additional secured financing would be available on satisfactory terms or at all. Our ongoing ability to satisfy working capital requirements and debt service obligations (including refinancing debt that matures in 2015), or fund planned capital expenditures, will substantially depend upon our future operating performance, debt covenants, and financial, market, business and other factors, some of which are beyond our control.

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

Our debt instruments impose a number of restrictions on us. A failure to comply with these restrictions could adversely affect our ability to borrow under our Revolver or result in an event of default under our other debt instruments. Our Revolver contains financial covenants that require us to maintain a minimum Consolidated Fixed Charge Coverage Ratio and impose limits on our capital expenditures.

The Revolver includes financial covenants that require the Company to maintain a minimum Fixed Charge Coverage Ratio of 1.10 to 1.00 and limit capital expenditures, each as defined in the Revolver. The minimum Fixed Charge Coverage Ratio is only applicable if the sum of the Company’s unrestricted cash plus the availability under the Revolver falls below $35.0 million and would remain in effect until the sum of the Company’s unrestricted cash plus the availability under the Revolver exceeds $35.0 million for 90 consecutive days. Our actual Fixed Charge Coverage Ratio for the period ended June 30, 2013 was -1.54 to 1.00. The limit on capital expenditures is only applicable if the Company’s unrestricted cash plus the availability under the Revolver falls below $50.0 million for a period of 5 consecutive days and would remain in effect until the Company’s unrestricted cash plus the availability under the Revolver exceeds $50.0 million for 90 consecutive days. These financial covenants were not applicable for the period ended June 30, 2013, as our unrestricted cash plus the availability under the Revolver of $108.8 million exceeded the measurement thresholds.

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

For the six months ended June 30, 2013, ThyssenKrupp Steel, Georgia Power and Indiana Power and Light were our largest customers, representing approximately 11%, 11%, and 10% of our total revenues, respectively. We could be materially adversely affected to the extent that we are unable to replace these expiring coal supply agreements with agreements providing similar profit margins.

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

In some cases, failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of the contracts. In addition, some of our contracts allow our customers to renegotiate or terminate their contracts in the event of changes in regulations or other governmental impositions affecting our industry that increase the cost of coal beyond specified limits. Further, we have been required in the past to make other pricing adjustments to comply with contractual requirements relating to the sulfur content of coal sold to our customers, and may be required to do so in the future.

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

Our customers and our vendors could require us to provide performance assurances if we experience a material adverse change or if they believe our creditworthiness has become unsatisfactory. Performance assurances are generally provided by the posting of a letter of credit, prepayment, cash collateral, other security, or a guaranty from a creditworthy guarantor. As of June 30, 2013, some electric utilities have required certain of our subsidiaries to post deposits or make twice-monthly payments. None of our customers have requested that we provide performance assurances. If we are required to post additional performance assurances on some or all of our contracts, there could be a material adverse impact on our cash flows, results of operations or financial condition.

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

We may explore opportunities to expand our operations through strategic acquisitions of other coal mining companies. Risks associated with potential acquisitions include the disruption of our ongoing business, problems retaining the employees of the acquired business, assets acquired proving to be less valuable than expected, the potential assumption of unknown or unexpected liabilities, costs and problems, the inability of management to maintain uniform standards, controls, procedures and policies, the difficulty of managing a larger company, the risk of becoming involved in labor, commercial or regulatory disputes or litigation related to the new enterprises and the difficulty of integrating the acquired operations and personnel into our existing business.

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

Our cash on hand, the availability under our Revolver and cash generated from our operations will likely not provide sufficient cash to fund acquisitions in the foreseeable future. Accordingly, we may need to conduct additional debt or equity financings in order to fund any such additional acquisitions, unless we issue shares of our common stock as consideration for those acquisitions. If we are unable to obtain any such financings, we may be required to forego future acquisition opportunities.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, covenants in our Revolver and our 7.875% Senior Notes restrict our ability to pay cash dividends and may prohibit the payment of dividends and certain other payments.

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

Not applicable.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Information concerning mine safety and health violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1	Indenture relating to the 10.0% Convertible Senior Notes, dated as of May 22, 2013, by and among the Company, the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (including the Form of Note), incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 29, 2013.
10.1	Form of Exchange Agreement (Existing 2015 Notes), dated May 17, 2013, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 17, 2013.
10.2	Form of Exchange Agreement (Existing 2018 Notes), dated May 17, 2013, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 17, 2013.
10.3	Consent, dated as of May 10, 2013, by and among the Company and certain of its subsidiaries identified on the signature pages thereto, as Borrowers, and the other credit parties thereto, identified on the signature pages thereto as Guarantors, the Lenders party thereto, and General Electrical Capital Corporation, as Administrative Agent and as Collateral Agent, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 17, 2013.
10.4	Supplemental Indenture, dated as of May 16, 2013, by and among the Company, the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, amending the Indenture, dated March 29, 2011, relating to the 2019 Notes, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 17, 2013.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety and Health Data
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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

August 9, 2013

