Form 10-Q
period 2013-09-30
James River Coal CO
filed 2013-11-07
CIK 1297720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes    ☐             No    ☒

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 28, 2013 was 36,060,869.

FORWARD-LOOKING INFORMATION

From time to time, we make certain comments and disclosures in reports and statements, including this report, or statements made by our officers, which may be forward-looking in nature. These statements are known as “forward-looking statements,” as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples include statements related to our future outlook, anticipated capital expenditures, projected cash flows and borrowings and sources of funding. We caution readers that forward-looking statements, including disclosures that use words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “intend,” “may,” “should,” “could,” “objective,” “plan,” “predict,” “project,” “target,” “will,” or their negatives and similar words or statements, are subject to certain risks, trends and uncertainties that could cause actual cash flows, results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from the expectations expressed or implied in such forward-looking statements. We have based any forward-looking statements we have made on our current expectations and assumptions about future events and circumstances that are subject to risks, uncertainties and contingencies that could cause results to differ materially from those discussed in the forward-looking statements, including, but not limited to:

•	our cash flows, results of operation or financial condition;

•	the ability to consummate financing transactions, including transactions to increase liquidity, or acquisition transactions, or disposition transactions, and the effect thereof on our business;

•	governmental policies, regulatory actions and court decisions affecting the coal industry or our customers’ coal usage;

•	legal and administrative proceedings, settlements, investigations and claims;

•	our ability to obtain and renew permits necessary for our existing and planned operations in a timely manner;

•	environmental concerns related to coal mining and combustion and the cost and perceived benefits of alternative sources of energy;

•	inherent risks of coal mining beyond our control, including weather and geologic conditions or catastrophic weather-related damage;

•	our production capabilities;

•	availability of transportation;

•	our ability to timely obtain necessary supplies and equipment;

•	market demand for coal, electricity and steel;

•	competition including competition from alternative energy sources such as natural gas;

•	our relationships with, and other conditions affecting, our customers;

•	employee workforce factors;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	future economic or capital market conditions; and

•	our plans and objectives for future operations and expansion or consolidation.

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

2

FORM 10-Q INDEX

PART I       FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,207	127,386
Trade receivables	52,209	89,816
Inventories:
Coal	62,247	26,598
Materials and supplies	15,863	16,699
Total inventories	78,110	43,297
Prepaid royalties	8,501	8,623
Other current assets	7,775	9,127
Total current assets	206,802	278,249
Property, plant, and equipment, net	790,698	855,217
Restricted cash and short term investments (note 1)	36,681	36,558
Other assets	31,859	34,097
Total assets	$1,066,040	1,204,121

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$53,849	72,861
Accrued salaries, wages, and employee benefits	12,085	10,996
Workers' compensation benefits	9,900	9,900
Black lung benefits	2,508	2,508
Accrued taxes	10,202	8,382
Other current liabilities	28,342	22,124
Total current liabilities	116,886	126,771
Long-term debt, less current maturities	425,379	546,407
Other liabilities:
Noncurrent portion of workers' compensation benefits	68,500	66,953
Noncurrent portion of black lung benefits	64,360	62,834
Pension obligations	32,617	35,325
Asset retirement obligations	101,178	99,177
Other	9,778	12,027
Total other liabilities	276,433	276,316
Total liabilities	818,698	949,494
Commitments and contingencies (note 4)
Shareholders' equity:
Preferred stock, $1.00 par value. Authorized 10,000,000 shares	–	–
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding
36,060,869 and 35,866,549 shares as of September 30, 2013 and December 31, 2012	361	359
Paid-in-capital	549,333	546,289
Accumulated deficit	(251,587)	(236,588)
Accumulated other comprehensive loss	(50,765)	(55,433)
Total shareholders' equity	247,342	254,627
Total liabilities and shareholders' equity	$1,066,040	1,204,121

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Coal sales revenue	$143,338	264,633	469,796	804,024
Freight and handling revenue	6,824	23,469	33,822	63,421
Total revenue	150,162	288,102	503,618	867,445
Cost of sales:
Cost of coal sold	138,897	244,365	444,852	705,568
Freight and handling costs	6,824	23,469	33,822	63,421
Depreciation, depletion, and amortization	28,520	35,518	86,725	98,152
Total cost of sales	174,241	303,352	565,399	867,141
Gross profit (loss)	(24,079)	(15,250)	(61,781)	304
Selling, general and administrative expenses	13,260	14,672	40,917	45,504
Total operating loss	(37,339)	(29,922)	(102,698)	(45,200)
Interest expense	12,058	13,200	36,940	40,112
Interest income	(88)	(217)	(373)	(602)
Gain on debt transactions (note 2)	(23,889)	(22,231)	(125,099)	(22,231)
Miscellaneous income, net	(98)	(147)	(331)	(580)
Total other (income) expense, net	(12,017)	(9,395)	(88,863)	16,699
Net loss before income taxes	(25,322)	(20,527)	(13,835)	(61,899)
Income tax expense	190	25	1,164	75
Net loss	$(25,512)	(20,552)	(14,999)	(61,974)
Earnings (loss) per common share (note 6)
Basic earnings (loss) per common share	$(0.73)	(0.59)	(0.43)	(1.78)
Diluted earnings (loss) per common share	$(0.73)	(0.59)	(0.43)	(1.78)

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(25,512)	(20,552)	(14,999)	(61,974)
Other comprehensive income
Amortization of pension actuarial amount	1,019	836	3,058	2,507
Amortization of black lung actuarial amount	537	386	1,610	1,158
Other comprehensive income	1,556	1,222	4,668	3,665
Comprehensive loss	$(23,956)	(19,330)	(10,331)	(58,309)

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

(unaudited)

	Common stock shares	Common stock par value	Paid-in- capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
Balances, December 31, 2011	35,672	$357	541,362	(97,682)	(47,375)	396,662
Net loss	–	–	–	(138,906)	–	(138,906)
Other comprehensive loss	–	–	–	–	(8,058)	(8,058)
Issuance of restricted stock awards, net of forfeitures	288	3	(3)	–	–	–
Repurchase of shares for tax withholding	(93)	(1)	(289)	–	–	(290)
Stock based compensation	–	–	5,219	–	–	5,219
Balances, December 31, 2012	35,867	359	546,289	(236,588)	(55,433)	254,627
Net loss	–	–	–	(14,999)	–	(14,999)
Other comprehensive income	–	–	–	–	4,668	4,668
Issuance of restricted stock awards, net of forfeitures	310	3	(3)	–	–	–
Repurchase of shares for tax withholding	(116)	(1)	(359)	–	–	(360)
Stock based compensation	–	–	3,406	–	–	3,406
Balances, September 30, 2013	36,061	$361	549,333	(251,587)	(50,765)	247,342

 See accompanying notes to condensed consolidated financial statements

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(14,999)	(61,974)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	86,725	98,152
Accretion of asset retirement obligations	3,355	3,948
Amortization of debt discount and issue costs	10,180	12,914
Stock-based compensation	3,406	3,808
Gain on sale or disposal of property, plant and equipment	(52)	(121)
Gain on debt transactions	(125,099)	(22,231)
Changes in operating assets and liabilities:
Receivables	37,607	12,239
Inventories	(29,662)	16,084
Prepaid royalties and other current assets	1,474	(760)
Restricted cash	(123)	(114)
Other assets	1,855	5,202
Accounts payable	(19,012)	(34,802)
Accrued salaries, wages, and employee benefits	1,089	2,308
Accrued taxes	1,460	(1,256)
Other current liabilities	5,956	(1,014)
Workers' compensation benefits	1,547	3,389
Black lung benefits	3,136	3,596
Pension obligations	350	(153)
Asset retirement obligations	(1,208)	(495)
Other liabilities	(6)	(224)
Net cash provided by (used in) operating activities	(32,021)	38,496
Cash flows from investing activities:
Additions to property, plant, and equipment	(29,866)	(66,466)
Proceeds from sale of property, plant and equipment	475	610
Net cash used in investing activities	(29,391)	(65,856)
Cash flows from financing activities:
Repayment of long-term debt	(33)	(20,916)
Debt issuance costs	(5,734)	–
Net cash used in financing activities	(5,767)	(20,916)
Decrease in cash and cash equivalents	(67,179)	(48,276)
Cash and cash equivalents at beginning of period	127,386	199,711
Cash and cash equivalents at end of period	$60,207	151,435

See accompanying notes to condensed consolidated financial statements.

JAMES RIVER COAL COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)       Summary of Significant Accounting Policies and Other Information

Description of Business and Principles of Consolidation

James River Coal Company and its wholly owned subsidiaries (collectively, the Company) mine, process and sell thermal and metallurgical coal through six active mining complexes located throughout eastern Kentucky, southern West Virginia and southern Indiana.  In September 2013, the Company idled McCoy Elkhorn and Bledsoe, two of its then eight active mining complexes, due to continued weakness in the domestic and international coal markets. The McCoy Elkhorn and Bledsoe mines along with a surface mine that was also idled, produced approximately 1.4 million tons of coal in 2013. In the fourth quarter of 2013, after continued review of the coal markets, the Company announced the termination of 525 full time employees associated with the idled operations. As a result of these actions, the Company anticipates paying approximately $5.8 million in severance related costs during the fourth quarter of 2013. The estimated severance related costs will be included in the Company’s results in the fourth quarter of 2013 and are subject to a number of assumptions, actual results may differ materially, and additional charges not currently expected may be incurred in connection with or as a result of these reductions. On November 6th, the Company idled its Blue Diamond – Buckeye complex and furloughed the employees. We expect the Blue Diamond – Buckeye complex, which produced 1.0 million tons in the first nine months of 2013, to restart in 2014 depending on market conditions. The McCoy Elkhorn, Bledsoe and Blue Diamond – Buckeye mining complexes are included in our Central Appalachia segment. The Company continues to monitor the coal markets to determine if additional adjustments to its coal operations and administrative costs are necessary.

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

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in order to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP). Significant estimates made by management include the allowance for non-recoupable prepaid royalties, the valuation of inventory, the valuation allowance for deferred tax assets, recoverability of long-lived assets, asset retirement obligations and amounts accrued related to the Company’s workers’ compensation, black lung, pension and health claim obligations. Actual results could differ from these estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and cash flows for all periods presented.

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

Property, Plant, and Equipment, net

Property, plant and equipment are as follows (in thousands):

	September 30,	December 31,
	2013	2012
Property, plant, and equipment, at cost:
Land	$10,112	10,112
Mineral rights	613,872	614,672
Buildings, machinery and equipment	677,949	652,565
Mine development costs	60,155	60,314
Total property, plant, and equipment	1,362,088	1,337,663
Less accumulated depreciation, depletion, and amortization	571,390	482,446
Property, plant and equipment, net	$790,698	855,217

Other Current Liabilities

Other current liabilities are as follows (in thousands):

	September 30,	December 31,
	2013	2012
Accrued interest and bank fees	$16,048	7,944
Current portion of asset retirement obligation	5,901	5,989
Accrued royalties	3,834	5,639
Other	2,559	2,552
	$28,342	22,124

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

(2)       Long Term Debt and Interest Expense

Long-term debt is as follows (in thousands):

	September 30, 2013	December 31, 2012
7.875% Senior Notes due in 2019	$270,000	$270,000
10.0% Convertible Senior Notes due in 2018, net of discount	102,920	–
4.5% Convertible Senior Notes due in 2015, net of discount	41,976	120,629
3.125% Convertible Senior Notes due in 2018, net of discount	10,483	155,778
Revolver	–	–
Total long-term debt	$425,379	$546,407

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

10.0% convertible senior notes due in 2018

In 2013, the Company issued a total of $142.5 million principal amount of 10.0% convertible senior notes due 2018 (the 10.0% Convertible Senior Notes) in separate exchange transactions in September and May of 2013.

In the September 2013 exchange transaction, the Company issued $19.3 million principal amount of 10.0% Convertible Senior Notes in exchange for $3.9 million principal amount of our 4.5% Convertible Senior Notes and $38.3 million principal amount of our 3.125% Convertible Senior Notes (the Public Exchange Transaction). The Public Exchange Transaction resulted in a gain of $23.9 million, which includes the write-off of $0.6 million of unamortized financing costs. The Company recorded $1.0 million of financing costs associated with the Public Exchange Transaction.

In the May 2013 exchange transaction, the Company issued $123.3 million principal amount of the 10.0% Convertible Senior Notes in exchange for $90.0 million principal amount of our 4.5% Convertible Senior Notes and $153.4 million principal amount of our 3.125% Convertible Senior Notes (the Private Exchange Transactions). The Private Exchange Transactions resulted in a gain of $101.2 million, which includes the write-off of $3.6 million of unamortized financing costs. The Company recorded $4.8 million of financing costs associated with the Private Exchange Transactions.

Upon completion of the Public and Private Exchange Transactions the Company has $142.6 million principal amount of the 10% Convertible Senior Notes outstanding. The 10.0% Convertible Senior Notes are shown net of a $39.6 million discount as of September 30, 2013. The discount on the 10.0% Convertible Senior Notes is based on the fair value at the time of issuance, resulting in a weighted average effective interest rate of 18.8% at September 30, 2013. The fair value of the 10.0% Convertible Senior Notes at issuance was determined based on market data available for the convertible notes received in the Private Exchange Transaction, and the market data available for the 10.0% Convertible Senior Notes in the Public Exchange Transaction. Interest on the 10.0% Convertible Senior Notes is paid semi-annually.

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

4.5% Convertible Senior Notes due in 2015

In 2009, the Company issued $172.5 million of 4.5% convertible senior notes due on December 1, 2015 (the 4.5% Convertible Senior Notes). During 2012, the Company repurchased $31.3 million principal amount of the 4.5% Convertible Senior Notes at a cost of $13.3 million, plus accrued interest of $0.4 million, in open market purchases. In 2013, the Company issued $58.2 million principal amount of 10.0% Convertible Senior Notes in exchange for $93.9 million principal amount of the 4.5% Convertible Senior Notes in the Public and Private Exchange Transactions. As of September 30, 2013, $47.3 million in aggregate principal amount of the 4.5% Convertible Senior Notes remained outstanding.

The 4.5% Convertible Senior Notes are shown net of a $5.3 million and a $20.5 million discount as of September 30, 2013 and December 31, 2012, respectively. The discount on the 4.5% Convertible Senior Notes relates to the proceeds that were allocated to the equity component of the 4.5% Convertible Senior Notes at issuance, resulting in an effective interest rate of 10.2%. The 4.5% Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 38.7913 shares of the Company’s common stock per $1,000 principal amount of the 4.5% Convertible Senior Notes, representing an initial conversion price of approximately $25.78 per share of the Company’s stock. Interest on the 4.5% Convertible Senior Notes is paid semi-annually.

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

3.125% convertible senior notes due in 2018

In 2011, the Company issued $230.0 million of 3.125% convertible senior notes due on March 15, 2018 (the 3.125% Convertible Senior Notes). During 2012, the Company repurchased $25.0 million principal amount of the 3.125% Convertible Senior Notes at a cost of $8.0 million, plus accrued interest of $0.3 million, in open market purchases. In 2013, the Company issued $84.3 million principal amount of 10.0% Convertible Senior Notes in exchange for $191.7 million principal amount of the 3.125% Convertible Senior Notes in the Exchange Transaction. As of September 30, 2013, $13.3 million in aggregate principal amount of the 3.125% Convertible Senior Notes remained outstanding.

The 3.125% Convertible Senior Notes are shown net of a $2.8 million and a $49.2 million discount as of September 30, 2013 and December 31, 2012, respectively. The discount on the 3.125% Convertible Senior Notes relates to the proceeds that were allocated to the equity component of the 3.125% Convertible Senior Notes at issuance, resulting in an effective interest rate of 8.9%. The 3.125% Convertible Senior Notes are unsecured and are convertible under certain circumstances and during certain periods at an initial conversion rate of 32.7332 shares of the Company’s common stock per $1,000 principal amount of 3.125% Convertible Senior Notes, representing an initial conversion price of approximately $30.55 per share of the Company’s stock. Interest payments on the 3.125% Convertible Senior Notes are required semi-annually.

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
12

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

The Revolver provides that the Company can use the Revolver availability to issue letters of credit. The Revolver provides for a 3.5% fee on any outstanding letters of credit issued under the Revolver and a 0.5% fee on the unused portion of the Revolver. Subject to certain exceptions as provided for in the Revolver, the Company is required to make certain mandatory prepayments on outstanding loans and to cash collateralize outstanding letters of credit from certain asset sales, casualty events, incurrence of indebtedness and equity issuances and extraordinary receipts. The Revolver includes financial covenants that require the Company to maintain a minimum Fixed Charge Coverage Ratio of 1.10 to 1.00 and limit capital expenditures, each as defined by the agreement. The minimum Fixed Charge Coverage Ratio is only applicable if the sum of the Company’s unrestricted cash plus the availability under the Revolver falls below $35.0 million and would remain in effect until the sum of the Company’s unrestricted cash plus the availability under the Revolver exceeds $35.0 million for 90 consecutive days. If required to be measured, the Company’s actual Fixed Charge Coverage Ratio for the period ended September 30, 2013 of -1.63 to 1.00 would not meet the required minimum Fixed Charge Ratio requirement under the Revolver. The limit on capital expenditures, of $105 million for the year ended December 31, 2013, is only applicable if the Company’s unrestricted cash plus the availability under the Revolver falls below $50.0 million for a period of 5 consecutive days and would remain in effect until the Company’s unrestricted cash plus the availability under the Revolver exceeds $50.0 million for 90 consecutive days. These financial covenants were not applicable for the period ended September 30, 2013, as our unrestricted cash plus the availability under the Revolver of $71.0 million exceeded the measurement thresholds.

As of September 30, 2013, the Company had used $64.7 million of the $75.5 million then available under the Revolver to secure outstanding letters of credit. As of September 30, 2013, the Company had $28.1 million of cash in a restricted cash collateral account to ensure that the Company has adequate capacity under the Revolver to support its outstanding letters of credit.

Interest Expense and Other

During the three and nine months ended September 30, 2013, the Company made cash interest payments of $0.9 million and $18.7 million, respectively. During the three and nine months ended September 30, 2012, the Company made cash interest payments of $4.3 million and $22.6 million respectively.

The Company was in compliance with all of the financial covenants under its outstanding debt instruments as of September 30, 2013.   However, if the Company’s unrestricted cash plus the availability under its Revolver falls below $35.0 million, it would be required to maintain a minimum Fixed Charge Ratio under the Revolver, which the Company would not have met as of September 30, 2013.  If the Company falls below the $35 million availability threshold and fails to meet the Fixed Charge Coverage Ratio under the Revolver, this failure would constitute a default under the Revolver, permitting the lenders or the administrative agent under the Revolver (if they are unwilling to waive such default) to accelerate the obligations thereunder.  If the obligation under our Revolver were to be accelerated, then the indenture trustees under our existing indentures (or holders of 25% of such indenture notes) could declare a cross default under those indentures (if the Revolver lenders did not rescind such prior notice of acceleration within 30 days), and could accelerate all our payment obligations under these indentures. The Company projects that currently available cash, cash generated from operations and borrowings under our Revolver will be sufficient to meet its working capital requirements, anticipated capital expenditures and scheduled debt payments throughout 2013. However, the Company’s cash position beyond 2013 will depend on numerous factors such as the market for our coal, capital expenditures and commodity costs. Absent improvements to current market conditions, the Company would likely need to secure additional sources of liquidity to avoid falling below the $35 million cash requirement in its Revolver sometime during the first half of 2014. Prior to reaching these cash levels, the Company would likely take actions, in addition to those taken to date, to further reduce its usage of cash to levels consistent with the constraints imposed by our available cash flow. In addition to or in combination with measures to reduce cash usage, which could include changes in our business to limit growth, reductions in capital expenditures, the sale of assets, or additional reductions or curtailments of some of our operations, the Company is exploring options to raise additional liquidity through debt or equity financing. The Company’s ability to seek additional debt or equity financing may be limited by its existing and any future financing arrangements, economic and financial conditions, or all three. In particular, the Revolver restricts the Company’s ability to incur additional indebtedness, and the Company’s 7.875% Senior Note Indenture also restricts the incurrence of debt but allows for $75.0 million of additional senior secured financing without any consents from note holders. The Company cannot provide assurance that any reductions in our planned expenditures or in our expansion would be sufficient to cover shortfalls in available cash or that asset sales or additional debt or equity financing would be available on terms acceptable to us, if at all.

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

(3)      Equity

Equity Based Compensation

The following is a summary of equity based compensation expense (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Restricted stock	$988	1,055	3,258	3,611
Stock options	40	57	148	197
Stock based compensation	$1,028	1,112	3,406	3,808

The following is a summary of activity related to restricted stock and stock option awards:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
	Number of	Fair Value	Number of	Exercise
	Shares	at Issue	Shares	Price
December 31, 2012	979,846	$14.89	331,000	$16.11
Granted	324,416	2.32	25,000	2.32
Vested/Exercised	(325,750)	19.01	–	–
Canceled	(14,467)	(13.32)	–	–
September 30, 2013	964,045	9.27	356,000	15.14

Common Shares Reserved for 10.0% Convertible Senior Notes

The Company has reserved 28.5 million of its authorized but unissued shares of common stock for the potential conversion of its 10.0% Convertible Senior Notes. The 10.0% Convertible Senior Notes are convertible at the option of the holder at a Conversion Price of $5.00 per share.

(4)      Commitments and Contingencies

The Company has established irrevocable letters of credit totaling $64.7 million as of September 30, 2013, to guarantee performance under certain contractual arrangements. The letters of credit have been issued under the Revolver (note 2).

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(5)       Accumulated Other Comprehensive Loss

The following is a summary of the changes in accumulated other comprehensive loss by component (in thousands):

	Defined
	Benefit	Pneumoconiosis
	Plans	Benefits	Total
January 1, 2012	$(31,304)	(16,071)	(47,375)
Other comprehensive income before reclassifications	–	–	–
Amounts reclassified from accumulated other comprehensive income (a)	2,507	1,158	3,665
Net current period other comprehensive income	2,507	1,158	3,665
September 30, 2012	$(28,797)	(14,913)	(43,710)

January 1, 2013	$(37,511)	(17,922)	(55,433)
Other comprehensive income before reclassifications	–	–	–
Amounts reclassified from accumulated other comprehensive income (a)	3,058	1,610	4,668
Net current period other comprehensive income	3,058	1,610	4,668
September 30, 2013	$(34,453)	(16,312)	(50,765)

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic earnings (loss) per common share:
Net income (loss)	$(25,512)	(20,552)	$(14,999)	$(61,974)
Income allocated to participating securities	–	–	–	–
Net income (loss) available to common shareholders	$(25,512)	(20,552)	$(14,999)	(61,974)

Weighted average number of common and
common equivalent shares outstanding:
Basic number of common shares outstanding	35,097	34,885	34,986	34,790
Dilutive effect of unvested restricted stock
(participating securities)	–	–	–	–
Dilutive effect of stock options	–	–	–	–
Diluted number of common shares and
common equivalent shares outstanding	35,097	34,885	34,986	34,790

Basic earnings (loss) per common share	$(0.73)	(0.59)	$(0.43)	$(1.78)
Diluted earnings (loss) per common share:
Net income (loss)	$(25,512)	(20,552)	$(14,999)	$(61,974)
Income (loss) allocated to participating securities	–	–	–	$–
Net income (loss) available to potential common shareholders	$(25,512)	(20,552)	$(14,999)	$(61,974)

Diluted earnings (loss) per common share	$(0.73)	(0.59)	$(0.43)	$(1.78)

For periods in which there was a loss, the Company excludes from its diluted loss per common share calculation options to purchase shares and the unvested portion of time vested restricted shares, as inclusion of these securities would have reduced the net loss per common share. The excluded instruments would have increased the diluted weighted average number of common and common equivalent shares outstanding by approximately 1.0 million for both the three and nine months ended September 30, 2013. The excluded instruments would have increased the diluted weighted average number of common and common equivalent shares outstanding by approximately 1.0 million and 1.1 million for the three and nine months ended September 30, 2012, respectively. In addition, in periods of net losses, the Company has not allocated any portion of such losses to participating securities holders for its basic loss per common share calculation as such participating securities holders are not contractually obligated to fund such losses.

The Company’s 4.5% and 3.125% Convertible Senior Notes are convertible at the option of the holders upon the occurrence of certain events (note 2). As of September 30, 2013, none of the 4.5% and 3.125% Convertible Senior Notes had reached the specified thresholds for conversion. The 10.0% Convertible Senior Notes are convertible at any time at the option of the holders (note 2). The 10.0% Convertible Senior Notes were excluded from the three and nine months ended September 30, 2013 earnings per share calculation as their impact would be antidilutive.

(7)      Pension Expense

The Company has in place a defined benefit pension plan under which all benefits were frozen in 2007.  The components of net periodic benefit cost are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest cost	$912	885	2,736	2,655
Expected return on plan assets	(1,167)	(1,049)	(3,501)	(3,146)
Recognized net actuarial loss	1,019	836	3,058	2,507
Net periodic benefit cost	$764	672	2,293	2,016

(8)       Pneumoconiosis (Black Lung) Benefits

The components of net periodic benefit costs for black lung benefits are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$519	639	1,556	1,917
Interest cost	617	612	1,851	1,837
Amortization of actuarial losses	537	386	1,610	1,158
Net periodic benefit cost	$1,673	1,637	5,017	4,912

(9)        Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information. As of September 30, 2013 and December 31, 2012, except for long-term debt obligations, the carrying amounts of all financial instruments approximate their fair values due to their short maturities.

The carrying values and fair values of our long-term debt are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
7.875% Senior Notes	$270,000	$91,800	$270,000	$160,650
10.0% Convertible Senior Notes	142,507	69,828	–	–
4.5% Convertible Senior Notes	47,279	14,184	141,170	60,703
3.125% Convertible Senior Notes	13,301	3,192	204,970	67,640

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total revenues
CAPP	$123,607	260,325	423,549	786,645
Midwest	26,555	27,777	80,069	80,800
Corporate	–	–	–	–
Total	$150,162	288,102	503,618	867,445

Depreciation, depletion and amortization
CAPP	$24,806	31,672	75,201	86,839
Midwest	3,703	3,829	11,489	11,259
Corporate	11	17	35	54
Total	$28,520	35,518	86,725	98,152

Total operating income (loss)
CAPP	$(31,937)	(25,838)	$(85,870)	(28,077)
Midwest	31	622	473	(1,677)
Corporate	(5,433)	(4,706)	(17,301)	(15,446)
Total	$(37,339)	(29,922)	(102,698)	(45,200)

Net earnings (loss) (1)
CAPP	(31,937)	(25,838)	(85,870)	(28,077)
Midwest	31	622	473	(1,677)
Corporate	6,394	4,664	70,398	(32,220)
Total	$(25,512)	(20,552)	(14,999)	(61,974)

1)	Income and expense items that are not included in operating income (loss) are not allocated to the segments. The net earnings (loss) for corporate for the three and nine months ended September 30, 2013, includes a $23.9 million and a $125.1 million gain on debt transactions (note 2), respectively.

	September 30,	December 31,
	2013	2012
Total Assets
CAPP	$950,115	1,102,496
Midwest	103,431	96,866
Corporate	12,494	4,759
Total	$1,066,040	1,204,121

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

Overview

We mine, process and sell thermal and metallurgical coal through six active mining complexes located throughout eastern Kentucky, southern West Virginia and southern Indiana. In September 2013, we idled McCoy Elkhorn and Bledsoe, two of our then eight active mining complexes, due to continued weakness in the domestic and international coal markets. The McCoy Elkhorn and Bledsoe mines along with a surface mine that was also idled, produced approximately 1.4 million tons of coal in 2013. In the fourth quarter of 2013, after continued review of the coal markets, we announced the termination of 525 full time employees associated with the idled operations. As a result of these actions, we anticipate paying approximately $5.8 million in severance related costs during the fourth quarter of 2013. The estimated severance related costs will be included in our results in the fourth quarter of 2013 and are subject to a number of assumptions, actual results may differ materially, and additional charges not currently expected may be incurred in connection with or as a result of these reductions. On November 6th, the Blue Diamond – Buckeye complex was idled and the employees furloughed. We expect the Blue Diamond – Buckeye complex, which produced 1.0 million tons in the first nine months of 2013, to restart in 2014 depending on market conditions. The McCoy Elkhorn, Bledsoe and Blue Diamond – Buckeye mining complexes are included in our Central Appalachia segment. We continue to monitor the coal markets to determine if additional adjustments to our coal operations and administrative costs are necessary.

We have two reportable business segments based on the coal basins in which we operate (Central Appalachia (CAPP) and the Midwest (Midwest)). We derived 50% of our total revenues in the nine months ended September 30, 2013 from coal sales to electric utility customers and the remaining 50% from coal sales (including metallurgical coal) to industrial and other customers. For the nine months ended September 30, 2013, our mines produced 6.1 million tons of coal (including less than 0.1 million tons of contract coal) and we purchased another 1.0 million tons for resale. Of the 6.1 million tons produced from Company mines, approximately 64% came from underground mines, while the remaining 36% came from surface mines. In the nine months ended September 30, 2013, we generated total revenues of $503.6 million and had a net loss of $15.0 million, including a $125.1 million gain on debt transactions.

CAPP Segment

In Central Appalachia, our thermal coal sales are primarily to customers in the southern portion of the South Atlantic region of the United States. The South Atlantic Region includes the states of Florida, Georgia, South Carolina, North Carolina, West Virginia, Virginia, Maryland and Delaware. Our metallurgical coal is sold primarily to steel companies in North America, South America, Europe, Asia and Africa. Approximately 38% of our total revenues in the CAPP segment in the nine months ended September, 2013 were derived from sales made outside the United States. Our customer base includes customers in Brazil, Canada, Egypt, France, Germany, India and the United Kingdom. In the nine months ended September 30, 2013, our CAPP mines produced 4.3 million tons of coal (including less than 0.1 million tons of contract coal) and we purchased another 1.0 million tons for resale. Of the 4.3 million tons produced from CAPP company mines, 79% came from Company operated underground mines. In the nine months ended September 30, 2013, we shipped 4.9 million tons of coal and generated coal sale revenues of $390.3 million from our CAPP segment. For the nine months ended September 30, 2013, Georgia Power was our largest customer in the CAPP segment, representing approximately 12% of our total revenues. No other CAPP customer accounted for more than 10% of our total revenues.

Midwest Segment

In the Midwest, the majority of our coal is sold in the East North Central Region, which includes the states of Illinois, Indiana, Ohio, Michigan and Wisconsin. For the nine months ended September 30, 2013, our Midwest mines produced approximately 1.8 million tons of coal. Of the Midwest tons produced, 74% came from Company operated surface mines with the balance from Company operated underground mines. In the nine months September 30, 2013, we shipped 1.8 million tons of coal and generated coal sale revenues of $79.5 million from our Midwest segment. For the nine months ended September 30, 2013, Indianapolis Power & Light was our largest customer in the Midwest segment, representing approximately 11% of our total revenues. No other Midwest customer accounted for more than 10% of our total revenues.

Results of Operations

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012

Revenues

The following tables show volume and revenue information by segment (in thousands, except per ton amounts).

	Three Months Ended
	September 30,
	2013	2012	Change
Volume shipped (tons)
CAPP tons
Steam	1,088	1,540	-29%
Metallurgical	412	1,007	-59%
Total CAPP tons	1,500	2,547	-41%
Midwest steam tons	587	617	-5%
Total volume shipped	2,087	3,164	-34%

	Three Months Ended September 30,
	2013		2012		Change
Revenues	Total	Per Ton	Total	Per Ton	Total
Coal sales revenue
CAPP steam	$79,185	72.78	122,116	79.30	-35%
CAPP metallurgical	37,764	91.66	115,104	114.30	-67%
Total CAPP coal sales revenue	116,949	77.97	237,220	93.14	-51%
Midwest steam	26,389	44.96	27,413	44.43	-4%
Total coal sales revenue	143,338	68.68	264,633	83.64	-46%
Freight and handling revenue
CAPP	6,658	4.44	23,105	9.07	-71%
Midwest steam	166	0.28	364	0.59	-54%
Total freight and handling revenue	6,824	3.27	23,469	7.42	-71%
Total revenue	150,162	71.95	288,102	91.06	-48%

Total tons shipped during the three months ended September 30, 2013 were 2.1 million, a 34% decrease as compared to 2012. The decrease was primarily due to a reduction in tons of steam and metallurgical coal shipped in the CAPP region attributed to lower demand. Coal sales revenue in the CAPP region decreased by 51% during the three months ended September 30, 2013, as compared to 2012. This decrease was made up of a $6.52 per ton decrease in the average sales price of CAPP steam coal and a $22.64 per ton decrease in the average sales price of CAPP metallurgical coal. This decrease in the average sales was due to a drop in demand for both CAPP steam and metallurgical coal as well as the completion of certain higher priced steam contracts in 2012. Coal sales revenue in the Midwest was $44.96 per ton for the three months ended September 30, 2013, a $0.53 per ton increase as compared to 2012.

Freight and handling revenue consists of shipping and handling costs invoiced to coal customers and paid to third-party carriers. These revenues are directly offset by freight and handling costs.

Operating and Other Costs

The following tables show selected costs in total and by segment (in thousands, except per ton amounts).

	Three Months Ended September 30,
	2013		2012		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	2,087		3,164
Cost of coal sold	$138,897	66.55	244,365	77.23	-43%
Freight and handling costs	6,824	3.27	23,469	7.42	-71%
Depreciation, depletion and amortization	28,520	13.67	35,518	11.23	-20%
Selling, general and administrative	13,260	6.35	14,672	4.64	-10%
Interest expense	12,058	5.78	13,200	4.17	-9%

	Three months ended June 30,
	2013			2012
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate

Cost of coal sold	116,703	22,194	–	221,961	22,404	–
Per ton	77.80	37.81	–	87.15	36.31	–

Freight and handling costs	6,658	166	–	23,105	364	–
Per ton	4.44	0.28	–	9.07	0.59	–

Depreciation, depletion and amortization	24,806	3,703	11	31,672	3,829	17
Per ton	16.54	6.31	–	12.44	6.21	–

Cost of Coal Sold

For the three months ended September 30, the cost of coal sold, excluding depreciation, depletion and amortization, decreased from $244.4 million in 2012 to $138.9 million in 2013.

Our cost per ton of coal sold in the CAPP region decreased from $87.15 per ton in the 2012 period to $77.80 per ton in the 2013 period. Overall, there was a decrease in the cost per ton of our steam and metallurgical coal operations for the three months ended September 30, 2013 as compared to the 2012 period. Our steam coal operations were responsible for 74% and 60% of our total production in the 2013 period and 2012 period, respectively. Our steam coal operations’ costs decreased $11.36 per ton in the 2013 period as compared to the 2012 period. This per ton decrease in our steam coal operations’ costs include a $4.12 per ton decrease in variable mine costs, a $2.40 per ton decrease in labor and benefit costs and a $2.14 per ton decrease in preparation, loading and trucking costs. Our metallurgical coal operations were responsible for 26% and 40% of total production in the 2013 period and 2012 period, respectively. Our metallurgical coal operations’ costs decreased $5.43 per ton as compared to the prior period. This decrease was due to a 13% decrease in the price of purchased coal in 2013 as compared to 2012 offset by a 5% increase in the per ton cost at our metallurgical mines in 2013 as compared to 2012 primarily due to an increase in trucking and fixed costs. Our mining costs continue to be impacted by lower productivity due to increased federal and state regulatory scrutiny, a decrease in tons produced in response to market conditions and an increase in commodity prices. For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest increased $1.50 to $37.81 per ton in the 2013 period as compared to the 2012 period. The major component of this increase is an increase in variable mine costs of $0.77 per ton.

Freight and handling costs

Freight and handling costs decreased primarily due to a decrease in export tons and lower freight costs on export coal in the 2013 period as compared to the 2012 period.

Depreciation, depletion and amortization

For the three months ended September 30, depreciation, depletion and amortization decreased from $35.5 million in the 2012 period to $28.5 million in the 2013 period. In the CAPP region, depreciation, depletion and amortization decreased $6.9 million to $24.8 million. This decrease was primarily due to a decrease in depreciation of $3.8 million associated with depreciation capitalized into inventory due to a year over year increase in tons of coal inventory and a $1.7 million decrease in depreciation on property, plant and equipment due to a lower asset base. In the Midwest, depreciation, depletion and amortization decreased $0.1 million to $3.7 million in the 2013 period as compared to the 2012 period.

Selling, general and administrative

For the three months ended September 30, selling, general and administrative expenses decreased from $14.7 million in the 2012 period to $13.3 million in the 2013 period. The largest components of the decrease are a $1.0 million decrease in salary and benefit costs, a $0.8 million decrease in engineering and legal expenses offset by a $1.0 million increase in property and unmined mineral taxes.

Gain on Debt Transactions

During the three months ended September 30, 2013, we issued $19.3 million principal amount of 10.0% convertible senior notes due 2018 (the 10.0% Convertible Senior Notes) in exchange for $3.9 million principal amount of our 4.5% Convertible Senior Notes and $38.3 million principal amount of our 3.125% Convertible Senior Notes (the Public Exchange Transactions). The Public Exchange Transactions resulted in a gain of $23.9 million, which includes the write-off of $0.6 million of unamortized financing costs. The Public Exchange Transactions are discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

During the three months ended September 30, 2012, we repurchased certain of our outstanding notes with an aggregate principal amount of $53.7 million at a cost of $20.9 million, plus accrued interest of $0.8 million, in open market purchases. The repurchases resulted in a gain of $22.2 million, which includes the write-off of $0.9 million of unamortized financing costs.

Interest Expense

For the three months ended September 30, 2013 and 2012, interest expense was $12.1 million and $13.2 million, respectively. Interest expense for the three months ended September 30, 2013 and 2012 includes $2.6 million and $4.2 million, respectively, related to the amortization of debt discounts and debt issuance costs. The interest expense was impacted by the Private and Public Exchange Transactions discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Income Taxes

Our effective tax rate for the three months ended September 30, 2013 was (0.8)% and our effective tax rate for the three months ended September 30, 2012 was (0.1)%.

For the three months ended September 30, 2013 and 2012, our effective income tax rate was impacted primarily by the amount of the valuation allowance recorded. The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.” As of September 30, 2013, we had a $91.0 million valuation allowance against gross deferred tax assets.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012

Revenues

The following tables show volume and revenue information by segment (in thousands, except per ton amounts).

	Nine Months Ended
	September 30,
	2013	2012	Change
Volume shipped (tons)
CAPP tons
Steam	3,236	4,716	-31%
Metallurgical	1,662	2,632	-37%
Total CAPP tons	4,898	7,348	-33%
Midwest steam tons	1,765	1,777	-1%
Total volume shipped	6,663	9,125	-27%

	Nine Months Ended September 30,
	2013		2012		Change
Revenues	Total	Per Ton	Total	Per Ton	Total
Coal sales revenue
CAPP steam	$237,093	73.27	391,211	82.95	-39%
CAPP metallurgical	153,178	92.16	333,859	126.85	-54%
Total CAPP coal sales revenue	390,271	79.68	725,070	98.68	-46%
Midwest steam	79,525	45.06	78,954	44.43	1%
Total coal sales revenue	469,796	70.51	804,024	88.11	-42%
Freight and handling revenue
CAPP	33,278	6.79	61,575	8.38	-46%
Midwest steam	544	0.31	1,846	1.04	-71%
Total freight and handling revenue	33,822	5.08	63,421	6.95	-47%
Total revenue	503,618	75.58	867,445	95.06	-42%

 Total tons shipped during the nine months ended September 30, 2013 were 6.7 million, a 27% decrease as compared to 2012. The decrease was due to a reduction in tons of steam and metallurgical coal shipped in the CAPP region attributed to lower demand. Coal sales revenue in the CAPP region decreased by 46% during the nine months ended September 30, 2013, as compared to 2012. This decrease was made up of a $9.68 per ton decrease in the average sales price of CAPP steam coal and a $34.69 per ton decrease in the average sales price of CAPP metallurgical coal. This decrease in the average sales price was due to a drop in demand for both CAPP steam and metallurgical coal as well as the completion of certain higher priced steam contracts in 2012. Coal sales revenue in the Midwest was $45.06 per ton for the nine months ended September 30, 2013, a $0.63 per ton increase as compared to 2012.

Freight and handling revenue consists of shipping and handling costs invoiced to coal customers and paid to third-party carriers. These revenues are directly offset by freight and handling costs.

Operating and Other Costs

The following tables show selected costs in total and by segment (in thousands, except per ton amounts).

	Nine Months Ended September 30,
	2013		2012		Change
	Total	Per Ton	Total	Per Ton	Total
Volume shipped (tons)	6,663		9,125
Cost of coal sold	$444,852	66.76	705,568	77.32	-37%
Freight and handling costs	33,822	5.08	63,421	6.95	-47%
Depreciation, depletion and amortization	86,725	13.02	98,152	10.76	-12%
Selling, general and administrative	40,917	6.14	45,504	4.99	-10%
Interest expense	36,940	5.54	40,112	4.40	-8%

	Nine months ended September 30,
	2013			2012
	CAPP	Midwest	Corporate	CAPP	Midwest	Corporate
Cost of coal sold	378,730	66,122	–	638,266	67,302	–
Per ton	77.32	37.46	–	86.86	37.87	–
Freight and handling costs	33,278	544	–	61,575	1,846	–
Per ton	6.79	0.31	–	8.38	1.04	–
Depreciation, depletion and amortization	75,201	11,489	35	86,839	11,259	54
Per ton	15.35	6.51	–	11.82	6.34	–

Cost of Coal Sold

For the nine months ended September 30, the cost of coal sold, excluding depreciation, depletion and amortization, decreased from $705.6 million in 2012 to $444.9 million in 2013.

Our cost per ton of coal sold in the CAPP region decreased from $86.86 per ton in the 2012 period to $77.32 per ton in the 2013 period.  Overall, there was a decrease in the cost per ton of our steam and metallurgical coal operations for the nine months ended September 30, 2013 as compared to the 2012 period. Our steam coal operations were responsible for 71% and 68% of our total production in the 2013 period and 2012 period, respectively. Our steam coal operations’ costs decreased $5.74 per ton in the 2013 period as compared to the 2012 period, primarily due to a reduction in variable costs. This per ton decrease in our steam coal operations’ costs include a $3.45 per ton decrease in variable mine costs and a $1.12 per ton decrease in sales related costs. Our metallurgical coal operations were responsible for 29% and 32% of total production in the 2013 period and 2012 period, respectively. Our metallurgical coal operations’ costs decreased $18.23 per ton as compared to the prior period. This decrease was due to a 27% decrease in the price of purchased metallurgical coal in 2013 as compared to 2012, a 2% increase in the per ton costs at our metallurgical mines in 2013 as compared to 2012 and an increase in mix of metallurgical purchased tons as compared to produced metallurgical tons in 2013 as compared to 2012. Our mining costs continue to be impacted by lower productivity due to increased federal and state regulatory scrutiny, a decrease in tons produced in response to market conditions and an increase in commodity prices. For more detail regarding the increased regulatory activity see “Part II – Item 1A – Risk Factors – Underground mining is subject to increased regulation, and may require us to incur additional cost.”

Our cost per ton of coal sold in the Midwest decreased $0.41 to $37.46 per ton in the 2013 period as compared to the 2012 period.

Freight and handling costs

Freight and handling costs decreased primarily due to a decrease in export tons and lower freight costs on export coal in the 2013 period as compared to the 2012 period.

Depreciation, depletion and amortization

For the nine months ended September 30, depreciation, depletion and amortization decreased from $98.2 million in the 2012 period to $86.7 million in the 2013 period. In the CAPP region, depreciation, depletion and amortization decreased $11.6 million to $75.2 million. This decrease was primarily due to a decrease in depreciation of $4.6 million associated depreciation capitalized into inventory due to a year over year increase in tons of coal inventory, $2.8 million in lower amortization on mineral rights due to a decrease in production and a $2.7 million decrease in depreciation on property, plant and equipment due to a lower asset base. In the Midwest, depreciation, depletion and amortization increased $0.2 million to $11.5 million in the 2013 period as compared to 2012.

Selling, general and administrative

For the nine months ended September 30, selling, general and administrative expenses decreased from $45.5 million in the 2012 period to $40.9 million in the 2013 period. The largest components of the decrease are a $1.4 million decrease in salary and benefit costs, a $2.8 million decrease in engineering and legal expenses offset by a $2.6 million increase in property and unmined mineral taxes. The remaining $3.0 million decrease was due to a general decrease in the remaining components of selling general and administrative costs.

Gain on Debt Transactions

During the nine months ended September 30, 2013, we issued $142.6 million principal amount of 10.0% convertible senior notes due 2018 (the 10.0% Convertible Senior Notes) in exchange for $93.9 million principal amount of our 4.5% Convertible Senior Notes and $191.7 million principal amount of our 3.125% Convertible Senior Notes (the Public and Private Exchange Transactions). The Public and Private Exchange Transactions resulted in a gain of $125.1 million, which includes the write-off of $4.2 million of unamortized financing costs. The Public and Private Exchange Transactions are discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

During the nine months ended September 30, 2012, we repurchased certain of our outstanding notes with an aggregate principal amount of $53.7 million at a cost of $20.9 million, plus accrued interest of $0.8 million, in open market purchases. The repurchases resulted in a gain of $22.2 million, which includes the write-off of $0.9 million of unamortized financing costs.

Interest Expense

For the nine months ended September 30, 2013 and 2012, interest expense was $36.9 million and $40.1 million, respectively. Interest expense for the nine months ended September 30, 2013 and 2012 includes $10.2 million and $12.9 million, respectively, related to the amortization of debt discounts and debt issuance costs. The interest expense was impacted by the Private and Public Exchange Transactions discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Income Taxes

Our effective tax rate for the nine months ended September 30, 2013 was (8.4)% and our effective tax rate for the nine months ended September 30, 2012 was (0.1)%.

For the nine months ended September 30, 2013 and 2012, our effective income tax rate was impacted primarily by the amount of the valuation allowance recorded. The criteria for recording a valuation allowance are described in “Critical Accounting Estimates – Income Taxes.” As of September 30, 2013, we had a $91.0 million valuation allowance against gross deferred tax assets.

Liquidity and Capital Resources

The following chart reflects the components of our debt (in thousands):

	September 30, 2013	December 31, 2012
7.875% Senior Notes due in 2019	$270,000	$270,000
10.0% Convertible Senior Notes due in 2018, net of discount	102,920	–
4.5% Convertible Senior Notes due in 2015, net of discount	41,976	120,629
3.125% Convertible Senior Notes due in 2018, net of discount	10,483	155,778
Revolver	–	–
Total long-term debt	$425,379	$546,407

7.875% Senior Notes

There have been no changes to the terms of our 7.875% Senior Notes. See Item 1 of Part I, “Financial Statements — Note 2 — Long Term Debt and Interest Expense” for a description of our 7.875% Senior Notes.

10.0% Convertible Senior Notes, 4.5% Convertible Senior Notes and 3.125% Convertible Senior Notes

In 2013, we issued a total of $142.5 million principal amount of 10.0% convertible senior notes due 2018 (the 10.0% Convertible Senior Notes) in separate exchange transactions in September and May of 2013.

In the September 2013 exchange transaction, we issued $19.3 million principal amount of 10.0% convertible senior notes due 2018 in exchange for $3.9 million principal amount of our 4.5% Convertible Senior Notes and $38.3 million principal amount of our 3.125% Convertible Senior Notes (the Public Exchange Transactions). The Public Exchange Transactions resulted in a gain of $23.9 million, which includes the write-off of $0.6 million of unamortized financing costs. We recorded $1.0 million of financing costs associated with the Public Exchange Transactions.

In the May 2013 exchange transactions, we issued $123.3 million principal amount of the 10.0% Convertible Senior Notes in exchange for $90.0 million principal amount of our 4.5% Convertible Senior Notes and $153.4 million principal amount of our 3.125% Convertible Senior Notes (the Private Exchange Transactions). The Private Exchange Transactions resulted in a gain of $101.2 million, which includes the write-off of $3.6 million of unamortized financing costs. The Company recorded $4.8 million of financing costs associated the Private Exchange Transactions.

The 10.0% Convertible Senior Notes are shown net of a $39.6 million discount as of September 30, 2013. The discount on the 10.0% Convertible Senior Notes is based on the fair value at the time of issuance, resulting in a weighted average effective interest rate of 18.8% at September 30, 2013. Interest on the 10.0% Convertible Senior Notes is paid semi-annually.

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

Upon completion of the Public and Private Exchange Transactions there remained outstanding an aggregate principal amount of $47.3 million and $13.3 million of the 4.5% Convertible Senior Notes and the 3.125% Convertible Senior Notes, respectively.

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

As of September 30, 2013, we had used $64.7 million of the $75.5 million then available under the Revolver to secure outstanding letters of credit.

The Revolver includes financial covenants that require the Company to maintain a minimum Fixed Charge Coverage Ratio of 1.10 to 1.00 and limit capital expenditures, each as defined by the agreement. The minimum Fixed Charge Coverage Ratio is only applicable if the sum of the Company’s unrestricted cash plus the availability under the Revolver falls below $35.0 million and would remain in effect until the sum of the Company’s unrestricted cash plus the availability under the Revolver exceeds $35.0 million for 90 consecutive days. If required to be measured, our actual Fixed Charge Coverage Ratio for the period ended September 30, 2013 of -1.63 to 1.00 would not meet the required minimum Fixed Charge Ratio under the Revolver. The limit on capital expenditures, of $105 million for the year ended December 31, 2014, is only applicable if the Company’s unrestricted cash plus the availability under the Revolver falls below $50.0 million for a period of 5 consecutive days and would remain in effect until the Company’s unrestricted cash plus the availability under the Revolver exceeds $50.0 million for 90 consecutive days. These financial covenants were not applicable for the period ended September 30, 2013, as our unrestricted cash plus the availability under the Revolver of $71.0 million exceeded the measurement thresholds.

We were in compliance with all of the financial covenants under our outstanding debt instruments as of September 30, 2013. However, if our unrestricted cash plus the availability under our Revolver falls below $35.0 million, we would be required to maintain a minimum Fixed Charge Ratio under our Revolver, which we would not have met as of September 30, 2013.  Absent improvements to current market conditions, we would likely need to secure additional sources of liquidity to avoid falling below the $35 million cash requirement in our secured loan facility sometime during the first half of 2014. We cannot assure you that we will remain in compliance in subsequent periods. If necessary, we will consider seeking a waiver or other alternatives to remain in compliance with the covenants.  For more detail regarding the covenants under the Facilities, see Part II - Item 1A - Risk Factors - “We may be unable to comply with restrictions imposed by the terms of our indebtedness, which could result in a default under these instruments.” and “We may not be able to secure additional financing.”

Liquidity

As of September 30, 2013, we had total liquidity of approximately $71.0 million, consisting of $10.8 million of unused borrowing capacity under the Revolver and $60.2 million of cash and cash equivalents (excluding restricted cash and short term investments). As of September 30, 2013, we had used $64.7 million of the availability under the Revolver to secure outstanding letters of credit.

The following recent transactions have had an impact on our liquidity and debt levels.

•	In 2011, we raised $170.5 million of proceeds from an equity offering, $275.0 million from the issuance of the 7.875% Senior Notes and $230.0 million from the issuance of the 3.125% Convertible Senior Notes. The funds were used to fund the $516.0 million purchase price of the IRP Acquisition, repay $150.0 million of Senior Notes due in 2012, with the remainder available for general working capital purposes.

•	In 2012, we repurchased $5.0 million principal of 7.875% Senior Notes due in 2019, $25.0 million principal amount of the 3.125% Convertible Senior Notes due in 2018 and $31.3 million principal amount of the 4.5% Convertible Senior Notes due in 2015. The debt repurchases were made at a cost of $23.8 million, plus accrued interest of $0.8 million, in open market purchases.

•	In 2013, we issued $142.5 million principal amount of our 10.0% Convertible Senior Notes due 2018 in exchange for $93.9 million principal amount of our 4.5% Convertible Senior Notes and $191.7 million principal amount of our 3.125% Convertible Senior Notes.

Our 7.875% Senior Note Indenture restricts the incurrence of debt but allows us to incur senior secured debt up to the greater of $175.0 million or 2 times EBITDA for the four most recent fiscal quarters, which as of September 30, 2013 would have allowed us to incur an additional $75 million of senior secured debt. However, there is no commitment by our current senior secured lender or any other lender to lend such additional amounts and there can be no assurance that the Company would be able to secure such additional borrowings on acceptable terms or at all.

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

We currently project that in 2014, the cash interest on our long term debt will be approximately $38 million and fees under our Revolver for letters of credit will total approximately $3 million. Additionally, we project cash interest due on our long term debt of approximately $19 million in the fourth quarter of 2013. While we have not completed our 2014 capital budget, we expect that our 2014 capital budget will be similar to our 2013 capital expenditures. Our capital expenditures for the nine month ended September 30, 2013 were $29.9 million. We expect that our cash interest, fees under our Revolver and capital expenditures will exceed cash generated by operations for the remainder of 2013 and in 2014 and will need to be funded through cash on hand. We expect that cash on hand will be sufficient throughout 2013 to meet our debt covenants even assuming such use of cash. However, our cash position beyond 2013 will depend on numerous factors such as the market for our coal, capital expenditures and commodity costs.

If our unrestricted cash plus the availability under our Revolver falls below $35.0 million, we would be required to maintain a minimum Fixed Charge Ratio under our Revolver, which we would not have met as of September 30, 2013.  If we fall below the $35 million availability threshold and fail to meet the Fixed Charge Coverage Ratio under the Revolver, this failure would constitute a default under the Revolver, permitting the lenders or the administrative agent under the Revolver (if they are unwilling to waive such default) to accelerate the obligations thereunder.  If the obligation under our Revolver were to be accelerated, then the indenture trustees under our existing indentures (or holders of 25% of such indenture notes) could declare a cross default under those indentures (if the Revolver lenders did not rescind such prior notice of acceleration within 30 days), and could accelerate all our payment obligations under these indentures.

Absent improvements to current market conditions, we would likely need to secure additional sources of liquidity to avoid falling below the $35 million cash requirement in our secured loan facility sometime during the first half of 2014. Prior to reaching these cash levels, we would likely take actions, in addition to those taken to date, to further reduce our usage of cash to levels consistent with the constraints imposed by our available cash flow. In addition to or in combination with measures to reduce cash usage, which could include changes in our business to limit growth, reductions in capital expenditures, the sale of assets, or additional reductions or curtailments of some of our operations, we are exploring options to raise additional liquidity through debt or equity financing. Our ability to seek additional debt or equity financing may be limited by our existing and any future financing arrangements, economic and financial conditions, or all three. In particular, our Revolver restricts our ability to incur additional indebtedness, and the Company’s 7.875% Senior Note Indenture also restricts the incurrence of debt but allows for $75.0 million of additional senior secured financing without any consents from note holders. We cannot provide assurance that any reductions in our planned expenditures or in our expansion would be sufficient to cover shortfalls in available cash or that asset sales or additional debt or equity financing would be available on terms acceptable to us, if at all.

Our ongoing ability to satisfy working capital requirements and debt service obligations (including refinancing debt that matures in 2015), or fund planned capital expenditures, will substantially depend upon our future operating performance, debt covenants, and financial, market, business and other factors, some of which are beyond our control.

Net cash from operating activities reflects net income (loss) adjusted for non-cash charges and changes in net working capital (including non-current operating assets and liabilities). Net cash (used in) provided by operating activities was ($32.0) million and $38.5 million for the nine months ended September 30, 2013 and 2012, respectively. We had a net loss of $15.0 million in the nine months ended September 30, 2013 as compared to net loss of $62.0 million in the nine months ended September 30, 2012. Net income for the nine months ended September 30, 2013, included a non cash gain on debt transactions of $125.1 million. In reconciling our net loss to cash provided by operating activities, $21.5 million was deducted for non cash charges during 2013, as compared to $96.5 million added during 2012. During 2013, our net income, as adjusted for non cash charges, was increased by $4.5 million as a result of changes in cash from our operating assets and liabilities. The change in our operating assets and liabilities for 2013 included a $37.6 million decrease in accounts receivables, a $29.7 million increase in inventories and a $19.0 million decrease in accounts payable. The increase in inventory is due to timing of our export shipments and an increase in CAPP inventory. During 2012, our net loss, as adjusted for non cash charges, was increased by $4.0 million as a result of changes in cash from our operating assets and liabilities. The change in our operating assets and liabilities for 2012 included a $34.8 million decrease in accounts payable, a $16.1 million decrease in our inventories and a 12.2 million decrease in receivables. The changes in our accounts payable and receivables are primarily due to the timing of our shipments.

Net cash used in investing activities decreased by $36.5 million to $29.4 million for the nine months ended September 30, 2013 as compared to the same period in 2012 and consisted primarily of capital expenditures. Capital expenditures primarily consisted of new and replacement mine equipment and various projects to improve the production and efficiency of our mining operations. Additionally, during the nine months ended September 30, 2013 and 2012, our capital expenditures included approximately $4.9 million and $7.5 million, respectively, for safety mandates and new mine and infrastructure development.

Net cash used by financing activities was $5.8 million for the nine months ended September 30, 2013 and consisted primarily of financing fees paid on the Private and Public Exchange Transactions. Net cash used in financing activities was $20.9 million for the nine months ended September 30, 2012 and consisted of payments to repurchase debt.

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

Based on the MM&A reserve studies and the foregoing assumptions and qualifications, and after giving effect to our operations from the respective dates of the studies through September 30, 2013, we estimate that, as of September 30, 2013, we controlled approximately 302.7 million tons of proven and probable coal reserves in the CAPP region and 40.2 million tons in the Midwest region. The following table provides additional information regarding changes to our reserves for the nine months ended September 30, 2013 (in millions of tons):

	CAPP	Midwest	Total

Proven and Probable Reserves, as of December 31, 2012 (1)	299.7	42.0	341.7
Coal Extracted	(4.3)	(1.8)	(6.1)
Acquisitions (2)	7.2	–	7.2
Adjustments (3)	0.5	–	0.5
Divesture (4)	(0.4)	–	(0.4)
Proven and Probable Reserves, as of September 30, 2013 (1)	302.7	40.2	342.9

1)	Calculated in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A. Proven reserves have the highest degree of geologic assurance and are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves have a moderate degree of geologic assurance and are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. This reserve information reflects recoverable tonnage on an as-received basis with 5.5% moisture.

2)	Represents estimated reserves on leases entered into or properties acquired during the relevant period. We calculated the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A.

3)	Represents changes in reserves due to additional information obtained from exploration activities, production activities or discovery of new geologic information. We calculated the adjustments to the reserves in the same manner, and based on the same assumptions and qualifications, as used in the MM&A studies described above, but these estimates have not been reviewed by MM&A.

4)	Represents changes in reserves due to expired or transferred leases.

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

Historically, coal was responsible for approximately 50% of U.S. electricity generation.  Due in part to competition from natural gas, coal’s share of U.S electricity generation fell to 37% in 2012 according to the U.S. Energy Information Administration.  The increased competition from natural gas is due to historically low natural gas prices caused by an increase in natural gas supplies from non-traditional shale sources. This sudden increase in natural gas supply has led to lower natural gas prices and caused utilities, where possible, to switch from coal to natural gas for electricity generation.  Natural gas prices bottomed in April 2012 at $1.95 per MMBtu and are currently around $3.50 per MMBtu but still well below historical averages.  The rise in natural gas prices from the 2012 lows has caused some utilities to switch back to coal; however, natural gas’ share of electrical generation is still historically high.

In addition to competition from natural gas, we also face competition from other coal basins.  The majority of our production comes from the CAPP region and has traditionally been sold to southeastern utilities.  These utilities are now purchasing a significant portion of their coal requirements from lower cost coal producing regions, such as the Illinois Basin.  The Illinois Basin produces higher sulfur coal than what is generally produced in the CAPP region; however, the installation of flue-gas desulfurization technology, or scrubbers, has reduced the need for utilities to burn lower sulfur coals.  To the extent this trend continues, there will be less demand for our CAAP coal.

Our business has also been negatively impacted by the overall weakness in the U.S. economy and increased governmental regulation that has impacted demand for coal.  Demand for electricity generation is down such that electric utilities can choose to run natural gas-fired generating facilities and idle coal-fired generating facilities while still satisfying electricity demand. This trend of operating natural-gas fired facilities instead of coal-fired facilities is further encouraged by new environmental regulations that favor natural-gas fired generating facilities.

As a producer and seller of metallurgical coal, which is used to make steel, we are directly impacted by the demand for and price of steel, and the global supply of metallurgical coal.  The demand for steel, and thus the price of steel, has not fully recovered from the global recession.  European economies are still weak, and slowing economies in China, India and Brazil have reduced overall demand for steel, and thus the need for metallurgical coal.  Furthermore, the sea-borne metallurgical coal market remains in over-supply leading to weaker pricing.  Sea-borne metallurgical coal prices are generally tied to price negotiations between Australian suppliers and Asian purchasers and are set quarterly.  The most recent “benchmark” quarterly price settlement was $152 per metric tonne on an FOBT basis, which is up from the prior quarterly price of $145 per metric tonne FOBT, but is still low compared to prices in recent years that reached $300 per metric tonne on an FOBT basis.  While the global metallurgical coal market is expected to remain weak in the near term, the intermediate and long-term prospects for the metallurgical coal market are strong as global demand for metallurgical coal is expected to increase.

In response to the above trends, coal producers, especially those in CAAP, are reducing production.  The region’s production has dropped from approximately 235 million short tons in 2008 to approximately 148 million short tons in 2012.  Like other CAAP producers, we have taken steps to reduce production.  Since late 2012, we have idled production capacity, reduced our workforce and reduced work schedules in the CAAP region.  So far, these steps have had a significant, positive impact on our productivity and costs. We will continue to closely manage our coal production through this difficult market.

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

We use surety bonds to secure reclamation, workers’ compensation and other miscellaneous obligations. At September 30, 2013, we had $138.3 million of outstanding surety bonds with third parties. These bonds were in place to secure obligations as follows: post-mining reclamation bonds of $94.4 million, workers’ compensation bonds of $40.3 million, wage payment, collection bonds, and other miscellaneous obligation bonds of $3.6 million. Surety bond costs have increased over time and the market terms of surety bonds have generally become less favorable. To the extent that surety bonds become unavailable, we would seek to secure obligations with letters of credit, cash deposits, or other suitable forms of collateral.

We also use cash collateral accounts and bank letters of credit to secure our obligations for post-mining reclamation, workers’ compensation programs, various insurance contracts and other obligations. As of September 30, 2013, we had $64.7 million of letters of credit outstanding. The letters of credit are issued under our Revolver.

Critical Accounting Estimates

Overview

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP). US GAAP require estimates and judgments that affect reported amounts for assets, liabilities, revenues and expenses. The estimates and judgments we make in connection with our consolidated financial statements are based on historical experience and various other factors we believe are reasonable under the circumstances. Note 1 of the notes to the consolidated financial statements and to our annual consolidated financial statements filed on Form 10-K describes our significant accounting policies. The following critical accounting policies have a material effect on amounts reported in our consolidated financial statements.

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

We accrue for the present value of certain workers’ compensation obligations as calculated annually by an independent actuary based upon assumptions for work-related injury and illness rates, discount rates and future trends for medical care costs. The discount rate is based on interest rates on bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 2.8% at December 31, 2012. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 2.8% to 2.3%, all other things being equal, the present value of our workers’ compensation obligation would increase by approximately $2.7 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If the estimates do not materialize as anticipated, our actual costs and cash expenditures could differ materially from that currently estimated. Our estimated workers’ compensation liability as of September 30, 2013 was $78.4 million.

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

An independent actuary calculates the estimated pneumoconiosis liability annually based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The discount rate is based on interest rates on high quality corporate bonds with maturities similar to the estimated future cash flows. The discount rate used to calculate the present value of these future obligations was 3.9% at December 31, 2012. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate by 0.5% to 3.4%, all other things being equal, the present value of our black lung obligation would increase by approximately $5.2 million. A change in the law, through either legislation or judicial action, could cause these assumptions to change. If these estimates prove inaccurate, the actual costs and cash expenditures could vary materially from the amount currently estimated. Our estimated pneumoconiosis liability as of September 30, 2013 was $66.9 million.

Defined Benefit Pension

We have in place a non-contributory defined benefit pension plan under which all benefits were frozen in 2007. The estimated cost and benefits of our non-contributory defined benefit pension plans are determined annually by independent actuaries, who, with our review and approval, use various actuarial assumptions, including discount rate and expected long-term rate of return on pension plan assets. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments with comparable maturities. At December 31, 2012, the discount rate used to determine the obligation was 3.8%. Significant changes to interest rates result in substantial volatility to our consolidated financial statements. If we were to decrease our estimate of the discount rate from 3.8% to 3.3%, all other things being equal, the present value of our projected benefit obligation would increase by approximately $7.4 million.  The expected long-term rate of return on pension plan assets is based on long-term historical return information and future estimates of long-term investment returns for the target asset allocation of investments that comprise plan assets. The expected long-term rate of return on plan assets used to determine expense was 7.5% for the period ended December 31, 2012. Significant changes to these rates would introduce volatility to our pension expense.  Our accrued pension obligation as of September 30, 2013 was $32.6 million.

Reclamation and Mine Closure Obligation

The Surface Mining Control Reclamation Act of 1977 establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Our asset retirement obligation liabilities consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws. Our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering estimates related to these requirements. US GAAP requires that asset retirement obligations be initially recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows. Our management and engineers periodically review the estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed. In estimating future cash flows, we considered the estimated current cost of reclamation and applied inflation rates and a third party profit. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The discount rate is our estimate of our credit adjusted risk free rate. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. The actual costs could be different due to several reasons, including the possibility that our estimates could be incorrect, in which case our liabilities would differ. If we perform the reclamation work using our personnel rather than hiring a third party, as assumed under US GAAP, then the costs should be lower. If governmental regulations change, then the costs of reclamation will be impacted. US GAAP recognizes that the recorded liability could be different than the final cost of the reclamation and addresses the settlement of the liability. When the obligation is settled, and there is a difference between the recorded liability and the amount paid to settle the obligation, a gain or loss upon settlement is included in earnings. Our asset retirement obligation as of September 30, 2013 was $107.1 million.

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

We have a valuation allowance of $91.0 million against our gross deferred tax assets as of September 30, 2013.

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

Each of these factors may in fact vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows may vary substantially. Actual production, revenue and expenditures with respect to reserves will likely vary from estimates, and these variances could be material. In particular, a variance in reserve estimates could have a material adverse impact on our annual expense for depreciation, depletion and amortization and on our calculation for potential impairment. For a further discussion of our coal reserves, see “Reserves.”

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

Changes in assumptions or estimates could materially affect the determination of whether an impairment exists in our long-lived assets.  The following assumptions are key to our future cash flows expected to be generated by the tested assets:

•	We make assumptions about coal production, sales price for unpriced coal, cost to mine the coal and estimated residual value of property, plant and equipment. These assumptions are key inputs for developing our cash flow projections. These projections are derived using our internal operating budget and are developed on a mine by mine basis. These projections are updated annually and reviewed by the Board of Directors. Historically, variances between our projections and actual results have been with regard to assumptions for future coal production, sales prices of coal and costs to mine the coal. These factors are based on our best knowledge at the time we prepare our budgets but can vary significantly due to regulatory issues, unforeseen mining conditions, change in commodity prices, availability and costs of labor and changes in supply and demand. While we make our best estimates at the time we prepare our budgets it is reasonably likely that these estimates will change in future budgets, due to the changing nature of the coal environment; and

•	Economic Projections – Assumptions regarding general economic conditions are included in and affect the assumptions used in our impairment tests. These assumptions include, but are not limited to, supply and demand for coal, inflation, interest rates, and prices of raw materials (commodities).

Recent Accounting Pronouncements

See Item 1 of Part I, “Financial Statements – Note 1 – Summary of Significant Accounting Policies and Other Information – Recent Accounting Pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2013, all $425.4 million of our outstanding debt has a fixed interest rate and is not sensitive to changes in the general level of interest rates. Our Revolver has floating interest rates based on our option of either the base rate or LIBOR rate. As of September 30, 2013, we had no borrowings outstanding under the Revolver. We currently do not use interest rate swaps to manage this risk. A 100 basis point (1.0%) increase in the average interest rate for our floating rate borrowings would increase our annual interest expense by approximately $0.1 million for each $10 million of borrowings under the Revolver.

We manage our commodity price risk through the use of long-term coal supply agreements, rather than through the use of derivative instruments. As of November 6, 2013, our commitments for 2014 follow.

	2014
(Tons in millions)	Tons	Price
Central Appalachia
Committed, priced	1,048	72.11
Committed, unpriced	–	–
Midwest
Committed, priced	1,850	44.86

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived 50% of our total revenues for the nine months ended September 30, 2013 and 44% of our total revenues for the year ended 2012, from our electric utility customers.  Our remaining revenue was from industrial and other customers, including those in the steel industry.

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

Our Central Appalachia mines generally ship coal via rail systems, ocean vessels and barges. During 2012, we shipped approximately 90% of our coal from our Central Appalachia mines via rail system, including coal that was transported by rail to export vessels. In the Midwest, we shipped approximately 53% of our produced coal by rail and the remainder by truck or barge. We believe that our 2013 transportation modes will continue to be comparable to those used in 2012 Our dependence upon railroads, third party trucking companies, ocean vessels and barges impacts our ability to deliver coal to our customers. Disruption of service due to weather-related problems, mechanical difficulties, strikes, lockouts, bottlenecks and other events could temporarily impair our ability to supply coal to our customers, resulting in decreased shipments. Decreased performance levels over longer periods of time could cause our customers to look elsewhere for their fuel needs, negatively affecting our revenues and profitability.

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

Considerable and increasing government attention in the United States and other countries is being paid to reducing greenhouse gas emissions, including CO2 emissions from coal-fired power plants and methane emissions from mining operations. Although the United States has not ratified the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change (“UNFCCC”), which became effective for many countries in 2005 and establishes a binding set of emission targets for GHGs, the United States is actively participating in various international initiatives within and outside of the UNFCCC process to negotiate developed and developing nation commitments for GHG emission reductions and related financing. For example, in December 2009, approximately 190 countries participated in the UNFCCC meetings in Copenhagen. The participants “took note” of a non-binding accord under which participating nations would report their commitments to reduce GHG emissions. Under this non-binding framework, the U.S. committed to cut GHG emissions by 17% below 2005 levels by 2020, 42% below 2005 levels by 2030, and 83% below 2005 levels by 2050. Any international GHG agreement, in which the United States participates, if at all, could adversely affect the price and demand for coal.

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

On August 8, 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR), which sets new power plant emission levels and could cause power plant operators to choose fuel sources other than coal. A Texas utility filed suit against the EPA contesting the legality of CSAPR. On August 21, 2012 the United States Court of Appeals for the District of Columbia ruled against the EPA and invalidated CSAPR, finding that the EPA had exceeded its statutory authority. On October 5, 2012, the EPA filed for rehearing of the case, which was denied by the Court of Appeals. On March 29, 2013, the EPA petitioned the U.S. Supreme Court to review the Court of Appeals’ decision. The U.S. Supreme Court agreed to hear the case, and oral arguments are schedule for December 10, 2013.

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

On September 20, 2013, the EPA published proposed regulations limiting CO2 emissions from new, modified and reconstructed power plants. The EPA is proposing separate standards for natural gas fired power plants and coal fired power plants. The EPA is proposing two standards for natural gas fired power plants, depending on size: 1,000 lbs of CO2 per megawatt-hour for larger units and 1,100 lbs of CO2 per megawatt hour for smaller units. Current technology for natural gas fired utilities is capable of meeting these standards. The EPA has proposed two limits for coal fired utilities: (i) 1,100 lbs of CO2 per megawatt-hour, or (ii) 1,050 lbs of CO2 per megawatt-hour over a seven-year period. Current technology for coal fired utilities is not capable of meeting these standards without the incorporation of carbon-capture sequestration technology, which thus far has been deployed on a very limited basis.

On September 20, 2013, the EPA also announced that it would begin working on proposed regulations limiting CO2 emissions from existing power plants.

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

Risks Related to Our Operations

We may not be able to secure additional financing, which would have an adverse effect on our financial condition and cash flows.

We currently project that in 2014, the cash interest on our long term debt will be approximately $38 million and fees under our Revolver for letters of credit will total approximately $3 million. Additionally, we project cash interest due on our long term debt of approximately $19 million in the fourth quarter of 2013. While we have not completed our 2014 capital budget, we expect that our 2014 capital budget will be similar to our 2013 capital expenditures. Our capital expenditures for the nine month ended September 30, 2013 were $29.9 million. We expect that our cash interest, fees under our Revolver and capital expenditures will exceed cash generated by operations for the remainder of 2013 and in 2014 and will need to be funded through cash on hand. We expect that cash on hand will be sufficient throughout 2013 to meet our debt covenants even assuming such use of cash. However, our cash position beyond 2013 will depend on numerous factors such as the market for our coal, capital expenditures and commodity costs.

If our unrestricted cash plus the availability under our Revolver falls below $35.0 million, we would be required to maintain a minimum Fixed Charge Ratio under our Revolver, which we would not have met as of September 30, 2013.  If we fall below the $35 million availability threshold and fail to meet the Fixed Charge Coverage Ratio under the Revolver, this failure would constitute a default under the Revolver, permitting the lenders or the administrative agent under the Revolver (if they are unwilling to waive such default) to accelerate the obligations thereunder. If the obligation under our Revolver were to be accelerated, then the indenture trustees under our existing indentures (or holders of 25% of such indenture notes) could declare a cross default under those indentures (if the Revolver lenders did not rescind such prior notice of acceleration within 30 days), and could accelerate all our payment obligations under these indentures.

Absent improvements to current market conditions, we would likely need to secure additional sources of liquidity to avoid falling below the $35 million cash requirement in our secured loan facility sometime during the first half of 2014. Prior to reaching these cash levels, we would likely take actions, in addition to those taken to date, to further reduce our usage of cash to levels consistent with the constraints imposed by our available cash flow, which could include changes in our business to limit growth, reductions in capital expenditures, the sale of assets, or additional reductions or curtailments of some of our operations.

If we fail to obtain additional financing in the future on favorable terms, it could have an adverse effect on our financial condition, results of operations and cash flows.

The level of our indebtedness could adversely affect our financial condition and results of operations.

Our total consolidated long-term debt as of September 30, 2013 was $425.4 million (net of discounts on our convertible notes of $47.7 million). Our level of indebtedness could result in the following:

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

The Revolver includes financial covenants that require the Company to maintain a minimum Fixed Charge Coverage Ratio of 1.10 to 1.00 and limit capital expenditures, each as defined by the agreement. The minimum Fixed Charge Coverage Ratio is only applicable if the sum of the Company’s unrestricted cash plus the availability under the Revolver falls below $35.0 million and would remain in effect until the sum of the Company’s unrestricted cash plus the availability under the Revolver exceeds $35.0 million for 90 consecutive days. If required to be measured, our actual Fixed Charge Coverage Ratio for the period ended September 30, 2013 of -1.63 to 1.00 would not meet the required minimum Fixed Charge Ratio under the Revolver. The limit on capital expenditures, of $105 million for the year ended December 31, 2014, is only applicable if the Company’s unrestricted cash plus the availability under the Revolver falls below $50.0 million for a period of 5 consecutive days and would remain in effect until the Company’s unrestricted cash plus the availability under the Revolver exceeds $50.0 million for 90 consecutive days. These financial covenants were not applicable for the period ended September 30, 2013, as our unrestricted cash plus the availability under the Revolver of $71.0 million exceeded the measurement thresholds.

We were in compliance with all of the financial covenants under our outstanding debt instruments as of September 30, 2013. However, if our unrestricted cash plus the availability under our Revolver falls below $35.0 million, we would be required to maintain a minimum Fixed Charge Ratio under our Revolver, which we would not have met as of September 30, 2013.  If we fall below the $35 million availability threshold and fail to meet the Fixed Charge Coverage Ratio under the Revolver, this failure would constitute a default under the Revolver, permitting the lenders or the administrative agent under the Revolver (if they are unwilling to waive such default) to accelerate the obligations thereunder.  If the obligation under our Revolver were to be accelerated, then the indenture trustees under our existing indentures (or holders of 25% of such indenture notes) could declare a cross default under those indentures (if the Revolver lenders did not rescind such prior notice of acceleration within 30 days), and could accelerate all our payment obligations under these indentures.

Absent improvements to current market conditions, we would likely need to secure additional sources of liquidity to avoid falling below the $35 million cash requirement in our Revolver sometime during the first half of 2014.

Additional detail regarding the terms of our Revolver, including these covenants and the related definitions, can be found in our debt agreements, as amended, that have been filed as exhibits to our SEC filings.

In the event of a default, we would seek necessary waivers or some other alternative to remain in compliance with the covenants, but there can be no assurance that our lenders would be willing to take any such actions. If not, then our lenders could terminate their commitments to us and declare all amounts borrowed, together with accrued interest and fees, immediately due and payable. If this were to occur, we might not be able to pay these amounts or we might be forced to seek amendments to our debt agreements which could make the terms of these agreements more onerous for us and require the payment of amendment or waiver fees. Failure to comply with these restrictions, even if waived by our lenders, also could adversely affect our credit ratings, which could increase our costs of debt financings and impair our ability to obtain additional debt financing.

We have experienced operating losses in recent years and may experience losses in the future.

We experienced operating losses in 2011, 2012 and the nine months ended September 30, 2013. We must continue to carefully manage our business, including the management of our contracts and our production costs. Although we seek to balance the open portion of our contracts to achieve optimal revenues over the long term, the market price of coal is affected by many factors that are outside of our control. We have experienced an increase in production costs in recent years. Our profitability in the future will be impacted by the price levels that we achieve on future long term contracts. Accordingly, we cannot assure you that we will be able to achieve profitability in the future.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.

For the nine months ended September 30, 2013, Georgia Power and Indianapolis Power and Light were our largest customers, representing approximately 12% and 11% of our total revenues, respectively. Georgia Power has announced its intention to reduce its usage of Central Appalachia coal and as a result our revenues from Georgia Power will decrease in the future. We could be materially adversely affected to the extent that we are unable to replace these expiring coal supply agreements with agreements providing similar profit margins.

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
45

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

In addition to coal we produce from our Company-operated mines, we have mines that typically are operated by independent contract mine operators, and we purchase coal from third parties for resale. For the nine months ended September 30 2013, approximately 20% of our total production will come from mines operated by independent contract mine operators and from third party purchased coal sources. Operational difficulties, changes in demand for contract mine operators from our competitors and other factors beyond our control could affect the availability, pricing and quality of coal produced for us by independent contract mine operators. Disruptions in supply, increases in prices paid for coal produced by independent contract mine operators or purchased from third parties, or the availability of more lucrative direct sales opportunities for our purchased coal sources could increase our costs or lower our volumes, either of which could negatively affect our profitability.

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

November 7, 2013

